Form 10-Q
period 2017-09-30
APPIAN CORP
filed 2017-11-02
CIK 1441683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a small reporting company)	Small reporting company	☐
Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐    No  ☒
As of October 31, 2017, there were 7,206,517 shares of the registrant’s Class A common stock and 53,096,759 shares of the registrant’s Class B common stock, each with a par value of $0.0001 per share, outstanding.

ii

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
APPIAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	As of September 30, 2017	As of December 31, 2016
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$72,289	$31,143
Accounts receivable, net of allowance of $400	41,399	46,814
Deferred commissions, current	7,719	7,146
Prepaid expenses and other current assets	6,318	3,281
Total current assets	127,725	88,384
Property and equipment, net	2,737	3,101
Deferred commissions, net of current portion	11,343	10,860
Deferred tax assets	107	12
Other assets	414	381
Total assets	$142,326	$102,738
Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$2,712	$5,057
Accrued expenses	5,977	2,860
Accrued compensation and related benefits	9,742	9,554
Deferred revenue, current	57,181	52,000
Current portion of long-term debt	—	6,111
Other current liabilities	574	437
Total current liabilities	76,186	76,019
Long-term debt, net of current portion	—	13,889
Deferred tax liabilities	35	32
Deferred revenue, net of current portion	14,577	18,108
Preferred stock warrant liability	—	850
Other long-term liabilities	1,624	1,917
Total liabilities	92,422	110,815
Convertible preferred stock
Series A convertible preferred stock—par value $0.0001; no shares authorized, issued or outstanding as of September 30, 2017; 12,127,468 shares authorized and 12,043,108 shares issued and outstanding as of December 31, 2016	—	17,915
Series B convertible preferred stock—par value $0.0001; no shares authorized, issued or outstanding as of September 30, 2017; 6,120,050 shares authorized, issued and outstanding as of December 31, 2016	—	37,500
Stockholders’ equity (deficit)
Common stock—par value $0.0001; no shares authorized, issued or outstanding as of September 30, 2017; 61,462,320 shares authorized and 34,274,718 shares issued and outstanding as of December 31, 2016	—	3
Class A common stock—par value $0.0001; 500,000,000 shares authorized and 7,203,271 shares issued and outstanding as of September 30, 2017; no shares authorized, issued or outstanding as of December 31, 2016	1	—
Class B common stock—par value $0.0001; 100,000,000 shares authorized and 53,073,459 shares issued and outstanding as of September 30, 2017; no shares authorized, issued or outstanding as of December 31, 2016	5	—
Additional paid-in capital	138,767	—
Accumulated other comprehensive income	451	1,330
Accumulated deficit	(89,320)	(64,825)
Total stockholders’ equity (deficit)	49,904	(63,492)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$142,326	$102,738
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPIAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue:
Subscriptions, software and support	$22,660	$17,668	$66,116	$50,607
Professional services	21,988	13,077	60,059	48,569
Total revenue	44,648	30,745	126,175	99,176
Cost of revenue:
Subscriptions, software and support	2,341	1,890	6,891	5,508
Professional services	14,272	9,315	39,049	34,016
Total cost of revenue	16,613	11,205	45,940	39,524
Gross profit	28,035	19,540	80,235	59,652
Operating expenses:
Sales and marketing	19,725	14,480	59,503	39,477
Research and development	8,596	6,702	25,867	16,925
General and administrative	6,237	4,531	19,721	12,779
Total operating expenses	34,558	25,713	105,091	69,181
Operating loss	(6,523)	(6,173)	(24,856)	(9,529)
Other (income) expense:
Other (income) expense, net	(425)	(67)	(1,658)	129
Interest (income) expense	(2)	243	451	726
Total other (income) expense	(427)	176	(1,207)	855
Net loss before income taxes	(6,096)	(6,349)	(23,649)	(10,384)
Income tax expense (benefit)	188	(1,610)	489	(2,106)
Net loss	(6,284)	(4,739)	(24,138)	(8,278)
Accretion of dividends on convertible preferred stock	—	214	357	642
Net loss attributable to common stockholders	$(6,284)	$(4,953)	$(24,495)	$(8,920)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.10)	$(0.14)	$(0.53)	$(0.26)
Weighted average common shares outstanding:
Basic and diluted	60,204,596	34,274,718	45,855,044	34,274,718
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPIAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net loss	$(6,284)	$(4,739)	$(24,138)	$(8,278)
Comprehensive loss, net of income taxes:
Foreign currency translation adjustment	517	(177)	(879)	(537)
Total other comprehensive loss, net of income taxes	$(5,767)	$(4,916)	$(25,017)	$(8,815)
 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPIAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share data)
(unaudited)

				Accumulated Other Comprehensive Income (Loss)		Total Stockholders' Equity (Deficit)
	Common Stock		Additional Paid-In Capital		Accumulated Deficit
	Shares	Amount
Balance, January 1, 2017	34,274,718	$3	$—	$1,330	$(64,825)	$(63,492)
Net loss	—	—	—	—	(24,138)	(24,138)
Accretion of dividends on convertible preferred stock	—	—	—	—	(357)	(357)
Conversion of convertible preferred stock to common stock	18,163,158	2	48,205	—	—	48,207
Conversion of convertible preferred stock warrant to common stock warrant	—	—	1,191	—	—	1,191
Issuance of common stock from initial public offering, net of issuance costs	7,187,500	1	77,788	—	—	77,789
Exercise of common stock warrant	79,363	—	—	—	—	—
Issuance of common stock to directors	10,841	—	—	—	—	—
Vesting of restricted stock units	4,930	—	—	—	—	—
Exercise of stock options	556,220	—	664	—	—	664
Stock-based compensation expense	—	—	10,919	—	—	10,919
Other comprehensive loss	—	—	—	(879)	—	(879)
Balance, September 30, 2017	60,276,730	$6	$138,767	$451	$(89,320)	$49,904
 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPIAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(24,138)	$(8,278)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	673	567
Bad debt expense	—	4
Deferred income taxes	(91)	(883)
Stock-based compensation	10,919	—
Fair value adjustment for warrant liability	341	200
Loss on extinguishment of debt	384	—
Changes in assets and liabilities:
Accounts receivable	4,329	6,208
Prepaid expenses and other assets	(3,184)	(2,360)
Deferred commissions	(1,056)	(1,389)
Accounts payable and accrued expenses	1,202	(2,931)
Accrued compensation and related benefits	(339)	1,617
Other current liabilities	(75)	(1,377)
Deferred revenue	1,043	374
Other long-term liabilities	(143)	433
Net cash used in operating activities	(10,135)	(7,815)
Cash flows from investing activities:
Purchases of property and equipment	(295)	(935)
Net cash used in investing activities	(295)	(935)
Cash flows from financing activities:
Proceeds from initial public offering, net of underwriting discounts	80,213	—
Payment of deferred initial public offering costs	(2,424)	—
Payment of dividend to Series A preferred stockholders	(7,565)	—
Proceeds from exercise of common stock options	664	—
Proceeds from issuance of long-term debt, net of debt issuance costs	19,616	20,000
Repayment of long-term debt	(40,000)	(10,000)
Net cash provided by financing activities	50,504	10,000
Effect of foreign exchange rate changes on cash and cash equivalents	1,072	(907)
Net increase in cash and cash equivalents	41,146	343
Cash and cash equivalents, beginning of period	31,143	31,393
Cash and cash equivalents, end of period	$72,289	$31,736
Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$643
Cash paid for income taxes	$484	$580
Supplemental disclosure of non-cash financing activities:
Conversion of convertible preferred stock to common stock	$48,207	$—
Conversion of convertible preferred stock warrant to common stock warrant	$1,191	$—
Accretion of dividends on convertible preferred stock	$357	$642
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
Historically, we licensed our software primarily under perpetual licenses, but over time we transitioned from perpetual licenses to subscriptions. As a result, revenue from our perpetual software licenses was less than 1.0% of our total revenue for the three and nine months ended September 30, 2017 and September 30, 2016.
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

APPIAN CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

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

APPIAN CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

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
With regard to our customers, credit evaluation and account monitoring procedures are used to minimize the risk of loss. We believe that no additional credit risk beyond amounts provided for collection loss are inherent in accounts receivable. Revenue generated from government agencies represented 14.2% and 15.4% of our revenue for the three and nine months ended September 30, 2017, respectively, of which the top three federal government agencies generated 7.7% and 9.1% of our revenue for the three and nine months ended September 30, 2017, respectively. Additionally, 28.6% and 25.6% of our revenue during the three and nine months ended September 30, 2017, respectively, was generated from foreign customers.  Revenue generated from government agencies represented 19.4% and 28.5% of our revenue for the three and nine months ended September 30, 2016, respectively, of which the top three federal government agencies generated 13.1% and 19.5% of our revenue for the three and nine months ended September 30, 2016, respectively. Additionally, 23.1% and 18.6% of our revenue during the three and nine months ended September 30, 2016, respectively, was generated from foreign customers.
Federal government agencies accounted for 9.1% and 17.2% of accounts receivable at September 30, 2017 and December 31, 2016, respectively.
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are stated at realizable value, net of an allowance for doubtful accounts. The allowance for doubtful accounts is based on our assessment of the collectability of accounts. We regularly review the composition of the accounts receivable aging, historical bad debts, changes in payment patterns, customer creditworthiness and current economic trends. If the financial condition of our customers were to deteriorate, resulting in their inability to make required payments, additional provisions for doubtful accounts would be required and would increase bad debt expense. To date, our allowance and related bad debt write-offs have been nominal. There was no change in the allowance for doubtful accounts from December 31, 2016 to September 30, 2017.

APPIAN CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Deferred Commissions
Deferred commissions are the incremental costs that are directly associated with subscription agreements with customers and consist of sales commissions paid to our direct sales force. Commissions are considered direct and incremental and as such are deferred and amortized over the terms of the related customer contracts consistent with the related revenue. Amortization of deferred commissions is included in sales and marketing expense in the accompanying condensed consolidated statements of operations. Commission expense was $3.2 million and $8.5 million for the three and nine months ended September 30, 2017, respectively. Commission expense was $1.8 million and $5.4 million for the three and nine months ended September 30, 2016, respectively.
Fair Value of Financial Instruments
The carrying amounts of our cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value as of September 30, 2017 and December 31, 2016 because of the relatively short duration of these instruments. The carrying value of our long-term debt as of December 31, 2016 approximated fair value given interest rates for similar debt instruments available to the Company.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
We evaluate our financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. This determination requires significant judgments to be made. After the reclassification of the convertible preferred stock warrant in May 2017, we did not have any assets or liabilities subject to fair value measurements as of September 30, 2017. See Note 8 for further discussion of the warrant reclassification. The following table summarizes the conclusions reached as of December 31, 2016 (in thousands):

	December 31, 2016	Level 1	Level 2	Level 3
Liabilities:
Series A convertible preferred stock warrant(1)	$850	$—	$—	$850
	$850	$—	$—	$850
 _______________________________________________

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs
There were no changes in our Level 3 instruments measured at fair value on a recurring basis during the three months ended September 30, 2017 and 2016.

APPIAN CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The following table presents the changes in our Level 3 instruments measured at fair value on a recurring basis during the nine months ended September 30, 2017 and 2016 (in thousands):

	Nine Months Ended September 30,
	2017	2016
Balance as of January 1	$850	$650
Change in fair value of warrant liability	341	200
Reclassification of warrant liability to equity	(1,191)	—
Balance as of September 30	$—	$850
Stock-Based Compensation
We account for stock-based compensation expense related to stock-based awards based on the estimated fair value of the award on the grant date. We calculate the fair value of stock options using the Black-Scholes OPM. For service-based awards, stock-based compensation expense is recognized on a straight-line basis over the requisite service period. For performance-based awards, stock-based compensation expense is recognized using the accelerated attribution method, based on the probability of satisfying the performance condition. For awards that contain market conditions, compensation expense is measured using a Monte Carlo simulation model and recognized using the accelerated attribution method over the derived service period based on the expected market performance as of the grant date. For restricted stock units, stock-based compensation expense is recognized on a straight-line basis over the requisite service period.
As discussed in “—Recent Accounting Pronouncements,” we have elected to early adopt Accounting Standards Update (“ASU”) No. 2016-9, which, among other things, permits an entity to make an entity-wide policy election to either (1) estimate the number of awards that are expected to vest or (2) account for forfeitures when they occur. We have elected to account for forfeitures as they occur, rather than estimate expected forfeitures.
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
In April 2015, the FASB issued ASU No. 2015-3, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-3”), which simplifies the presentation of debt issuance costs by requiring that such costs be presented in the condensed consolidated balance sheets as a direct deduction from the carrying value of the associated debt instrument, consistent with debt discounts. Subsequent to the issuance of ASU 2015-3, the SEC staff announced that the presentation of debt issuance costs associated with line-of-credit arrangements may be presented as an asset. This announcement was codified

APPIAN CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

by the FASB in ASU No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (“ASU 2015-15”). ASU 2015-3 and ASU 2015-15 were both effective for our year ended December 31, 2016, and their adoption did not have a material impact on our financial condition, results of operations or cash flows.
In April 2015, the FASB issued ASU No. 2015-5, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement (“ASU 2015-5”), which provides clarification on whether a cloud computing arrangement includes a software license. If a software license is included, the customer should account for the license consistent with its accounting for other software licenses. If a software license is not included, the arrangement should be accounted for as a service contract. ASU 2015-5 was effective for our year ended December 31, 2016, and its adoption did not have a material impact on our financial condition, results of operations or cash flows.
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
In March 2016, the FASB issued ASU No. 2016-9, Improvements to Employee Share-Based Payment Accounting (Topic 718) (“ASU 2016-9”), which is intended to simplify several aspects of the accounting for share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. We elected to early adopt ASU 2016-9 beginning with our year ended December 31, 2016, and have applied the guidance retrospectively. The adoption of ASU 2016-9 did not have a material impact on our financial condition, results of operations or cash flows.
Not Yet Adopted
In May 2014, the FASB issued ASU No. 2014-9, Revenue from Contracts with Customers (Topic 606)(“ASU 2014-9”), which provides new guidance for revenue recognition. ASU 2014-9 provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-9 also requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. Entities have the option of using either a full retrospective or modified retrospective approach for the adoption of the standard. In March 2016, the FASB issued ASU No. 2016-8, Principal Versus Agent Considerations (Reporting Revenue Gross Versus Net) (“ASU 2016-8”), which clarifies implementation guidance on principal versus agent considerations in ASU 2014-9. In April 2016, the FASB issued ASU No. 2016-10, Identifying Performance Obligations and Licensing (“ASU 2016-10”), which clarifies the identification of performance obligations and the licensing implementation guidance in ASU 2014-9. In addition, in May 2016, the FASB issued ASU No. 2016-12, Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”), which clarifies the guidance on assessing collectibility, presentation of sales taxes, noncash consideration and completed contracts and contract modifications at transition. For public entities, the new standard is effective for annual periods and interim periods within those annual periods, beginning after December 15, 2017. For all other entities, the new standard is effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods beginning after December 15, 2019. We intend to avail ourselves of the JOBS Act extended transition period that permits us to defer adoption until January 1, 2019. We are currently evaluating the impact the adoption of these standards will have on our consolidated financial statements.
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

APPIAN CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

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
In February 2016, the FASB issued ASU No. 2016-2, Leases (Topic 842) (“ASU 2016-2”), which requires that lessees recognize assets and liabilities for leases with lease terms greater than 12 months in the statement of financial position. ASU 2016-2 also requires improved disclosures to help users of financial statements better understand the amount, timing and uncertainty of cash flows arising from leases. The update is effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted. We are currently evaluating the impact the adoption of ASU 2016-2 will have on our consolidated financial statements.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which aims to reduce the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 will require adoption on a retrospective basis unless it is impracticable to apply, in which case we would be required to apply the amendments prospectively as of the earliest date practicable. ASU 2016-15 is effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted. We are currently in the process of evaluating the impact of adoption of this standard on our consolidated financial statements.

3.	Accrued Expenses

Accrued expenses consist of the following:

	September 30, 2017	December 31, 2016
Accrued contract labor costs	$3,122	$743
Accrued audit and tax expenses	364	358
Accrued reimbursable employee expenses	285	134
Accrued marketing and tradeshow expenses	251	111
Other accrued expenses	1,955	1,514
Total	$5,977	$2,860

4.	Debt
2015 Line of Credit
At December 31, 2015, we had a $10.0 million revolving line of credit with a lender, expiring in June 2016, which was subsequently amended in June 2016 to extend the maturity date through June 2017. This line of credit was terminated in April 2017.
2015 Term Loan
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
2017 Financing Facility
In April 2017, we entered into a new financing facility consisting of a $5.0 million senior revolving credit facility, a $20.0 million senior term loan, and a $10.0 million subordinated term loan. In connection with the execution of this financing facility, the prior line of credit was terminated, and we borrowed the full $20.0 million available under the senior term loan and repaid the outstanding balance under our prior term loan. Additionally, in connection with the execution of our new financing facility, the lender waived the prepayment fee associated with our prior line of credit.  In June 2017, we used proceeds from our IPO to pay all remaining outstanding principal and interest under the senior term loan and subsequently terminated the senior term loan and subordinated term loan. In connection with the repayment of the senior term loan, we recognized a loss on extinguishment of debt of $0.4 million related to unamortized debt issuance costs, which is included within other (income) expense, net in the accompanying condensed consolidated statements of operations. As of September 30, 2017, we had no outstanding borrowings. This financing facility was terminated in November 2017 in connection with our entry into a new $20.0 million revolving line of credit. See Note 11 for additional information regarding our new revolving line of credit.

5.	Income Taxes
The provision for income taxes is based upon the estimated annual effective tax rates for the year applied to the current period income (loss) before tax plus the tax effect of any significant unusual items, discrete events or changes in tax law. Our operating subsidiaries are exposed to statutory effective tax rates ranging from zero to approximately 40%. Fluctuations in the distribution of pre-tax income (loss) among our operating subsidiaries can lead to fluctuations of the effective tax rate in the consolidated financial statements. For the three and nine months ended September 30, 2017, the actual effective tax rates were (3.1)% and (2.1)%, respectively.  For the three and nine months ended September 30, 2016, the actual effective tax rates were 25.4% and 20.3%, respectively.
We assess uncertain tax positions in accordance with ASC 740-10, Accounting for Uncertainties in Tax. As of September 30, 2017, our net unrecognized tax benefits totaled $0.5 million of which the entire portion would impact our effective tax rate if recognized. We anticipate that the amount of reasonably possible unrecognized tax benefits that could decrease over the next 12 months due to the expiration of certain statutes of limitations and settlement of tax audits is not material to our consolidated financial statements.
We file income tax returns in the United States federal jurisdiction and in many state and foreign jurisdictions. The tax years 2013 through 2016 remain open to examination by the major taxing jurisdictions to which we are subject. No material examinations are currently open.

6.	Stock-Based Compensation
In May 2017, our board of directors adopted, and our stockholders approved, the 2017 Equity Incentive Plan (the “2017 Plan”), which became effective as of the date of the final prospectus for our IPO. The 2017 Plan provides for the grant of incentive stock options to employees, and for the grant of nonstatutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance-based stock awards and other forms of equity compensation to employees, including officers, and to non-employee directors and consultants. We initially reserved 6,421,442 shares of Class A common stock for issuance under the 2017 Plan, which included 421,442 shares that remained available for issuance under our 2007 Stock Option Plan (the “2007 Plan”) at the time that the 2017 Plan became effective. The number of shares reserved under the 2017 Plan increases for any shares subject to outstanding awards originally granted under the 2007 Plan that expire or are forfeited prior to exercise. As a result of the adoption of the 2017 Plan, no further grants may be made under the 2007 Plan. As of September 30, 2017, there were 6,481,622 shares of Class A common stock reserved for issuance under the 2017 Plan, of which 6,425,767 were available to be issued.
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

APPIAN CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

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
We estimate the fair value of stock options using the Black-Scholes OPM, which requires the use of subjective assumptions, including the expected term of the option, the current price of the underlying stock, the expected stock price volatility, expected dividend yield and the risk-free interest rate for the expected term of the option. The expected term represents the period of time the stock options are expected to be outstanding. Due to the lack of sufficient historical exercise data to provide a reasonable basis upon which to otherwise estimate the expected term of the stock options, we use the simplified method to estimate the expected term for our stock options. Under the simplified method, the expected term of an option is presumed to be the mid-point between the vesting date and the end of the contractual term. Expected volatility is based on historical volatilities for publicly traded stock of comparable companies over the estimated expected term of the stock options. We assume no dividend yield because dividends are not expected to be paid in the near future, which is consistent with our history of not paying dividends.
The following table summarizes the assumptions used to estimate the fair value of stock options granted during the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Risk-free interest rate	1.9% - 2.1%	1.3%	1.9% - 2.2%	1.3% - 1.5%
Expected term (in years)	6.5	6.5	6.5	6.5
Expected volatility	38.6%	41.6%	38.6% - 40.6%	41.2% - 42.0%
Expected dividend yield	—%	—%	—%	—%

Stock Options
The following table summarizes the stock option activity for the nine months ended September 30, 2017:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2017	6,784,448	$4.65	6.5	$44,259
Granted	1,252,200	11.89
Exercised	(556,220)	1.19		8,386
Canceled	(96,500)	6.30
Outstanding at September 30, 2017	7,383,928	6.16	6.7	164,688
Exercisable at September 30, 2017	2,992,648	1.85	3.8	79,636
The weighted average grant-date fair value of options granted during the nine months ended September 30, 2017 and 2016 was $5.04 and $4.38 per share, respectively. The total fair value of stock options that vested during the nine months ended September 30, 2017 was $5.3 million. No stock options vested during the nine months ended September 30, 2016 because a qualifying event had not yet occurred. As of September 30, 2017, the total compensation cost related to unvested stock options not yet recognized was $12.6 million, which will be recognized over a weighted average period of 3.0 years.
On April 25, 2017, our board of directors modified certain outstanding stock options nearing their expiration date to remove the performance condition. Stock options to purchase an aggregate of 216,160 shares of common stock were modified, and we recognized stock-based compensation expense of $2.4 million related to this modification.

APPIAN CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Restricted Stock Units
The following table summarizes the restricted stock unit activity for the nine months ended September 30, 2017:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested outstanding at December 31, 2016	—	$—
Granted	47,855	20.38
Vested	(4,930)	20.24
Canceled	—	—
Non-vested outstanding at September 30, 2017	42,925	20.40
As of September 30, 2017, total unrecognized compensation cost related to unvested restricted stock units was approximately $0.8 million and the weighted average remaining vesting period was 2.7 years.
The following table summarizes the components of our stock-based compensation expense for the three and nine months ended September 30, 2017 (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2017	September 30, 2017
Stock-based compensation expense related to stock option modifications	$—	$2,394
Cumulative stock-based compensation expense related to stock options recorded upon effectiveness of our IPO	—	6,236
Post-IPO stock-based compensation expense related to stock options	1,440	2,025
Stock-based compensation expense related to the issuance of common stock to directors	—	130
Stock-based compensation expense related to restricted stock units	134	134
Total stock-based compensation expense	$1,574	$10,919
Stock-based compensation expense for restricted stock units, stock options and issuances of common stock is included in the following line items in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2017 (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2017	September 30, 2017
Cost of revenue
Subscriptions, software and support	$80	$484
Professional services	142	1,126
Operating expenses
Sales and marketing	359	2,782
Research and development	256	2,458
General and administrative	737	4,069
Total stock-based compensation expense	$1,574	$10,919
For the three and nine months ended September 30, 2016, no stock-based compensation expense was recognized for our stock option awards because a qualifying event had not yet occurred.

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
Summary of Activity
The following tables present a summary of activity for our convertible preferred stock issued and outstanding for the nine months ended September 30, 2017 (dollar amounts in thousands):

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock
	Amount	Shares	Amount	Shares
Balance as of January 1, 2017	$17,915	12,043,108	$37,500	6,120,050
Accretion of dividends on convertible preferred stock	357	—	—	—
Payment of accrued dividend to Series A convertible preferred stockholders	(7,565)	—	—	—
Conversion of convertible preferred stock to common stock	(10,707)	(12,043,108)	(37,500)	(6,120,050)
Balance as of September 30, 2017	$—	—	$—	—
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
The following securities have been excluded from the calculation of weighted average common shares outstanding because the effect is anti-dilutive or performance or market conditions had not been met at the end of the period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Convertible preferred stock:
Series A convertible preferred stock	—	12,043,108	—	12,043,108
Series B convertible preferred stock	—	6,120,050	—	6,120,050
Warrant to purchase Series A convertible preferred stock	—	84,360	—	84,360
Stock options	7,383,928	6,699,048	7,383,928	6,699,048
Restricted stock units	42,925	—	42,925	—

10.	Segment and Geographic Information
The following table summarizes revenue by geography for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Domestic	$31,878	$23,650	$93,860	$80,715
International	12,770	7,095	32,315	18,461
Total	$44,648	$30,745	$126,175	$99,176
With respect to geographic information, revenue is attributed to respective geographies based on the contracting address of the customer. There were no individual foreign countries from which more than 10% of our total revenue was attributable for the three and nine months ended September 30, 2017 and 2016. Substantially all of our long-lived assets were held in the United States as of September 30, 2017 and December 31, 2016.

APPIAN CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

11.	Subsequent Events
In preparing our condensed consolidated financial statements, we evaluated subsequent events through November 2, 2017, which is the date that the condensed consolidated financial statements were available to be issued.
In November 2017, we entered into a $20.0 million revolving line of credit with a lender. The facility matures in November 2022. We may elect whether amounts drawn on the revolving line of credit bear interest at a floating rate per annum equal to either the LIBOR or the prime rate plus an additional interest rate margin that is determined by the availability of borrowings under the revolving line of credit. The additional interest rate margin will range from 2.00% to 2.50% in the case of LIBOR advances and from 1.00% to 1.50% in the case of prime rate advances. The revolving line of credit contains an unused facility fee in an amount between 0.15% and 0.25% of the average unused portion of the revolving line of credit, which is payable quarterly. The agreement contains certain customary affirmative and negative covenants and requires us to maintain (i) an adjusted quick ratio of at least 1.35 to 1.0 and (ii) minimum adjusted EBITDA, in the amounts and for the periods set forth in the agreement. Any amounts borrowed under the credit facility are collateralized by substantially all of our assets.
On October 25, 2017, our board of directors approved the grant of 689,200 restricted stock units under the 2017 Plan at a fair value of $22.27 per share to members of management and other employees. The value of these awards at the grant date was $15.3 million and will be amortized over the vesting periods. In addition, our board of directors also approved stock option grants under the 2017 Plan to purchase an aggregate of 4,000 shares of common stock at an exercise price of $22.27 per share. The restricted stock units and options vest over five years through October 25, 2022.

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
Our subscription fees are based primarily on the number of users who access and utilize the applications built on our platform. Our customer contract terms vary from one to five years, with an average length of three years, with most providing for payment in advance on an annual, quarterly or monthly basis. Due to the variability of our billing terms and the episodic nature of our customers purchasing additional subscriptions, we do not believe that changes in our deferred revenue in a given period are directly correlated with our revenue growth.
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
Our customers include financial services, healthcare, government, telecommunications, media, energy, manufacturing and transportation organizations. Generally, our sales force targets its efforts to organizations with over 1,000 employees and $1 billion in annual revenue. Revenue from government agencies represented 14.2% and 15.4% of our total revenue in the three and nine months ended September 30, 2017, respectively. No single end-customer accounted for more than 10% of our total revenue in the three and nine months ended September 30, 2017.  Revenue from government agencies represented 19.4% and 28.5% of our total revenue in the three and nine months ended September 30, 2016, respectively.  No single end-customer accounted for more than 10% of our total revenue in the three months ended September 30, 2016, although we had one customer that accounted for 10.5% of our total revenue in the nine months ended September 30, 2016.
Our platform is designed to be natively multi-lingual to facilitate collaboration and address challenges in multi-national organizations. We offer our platform globally. In the three and nine months ended September 30, 2017, 28.6% and 25.6%, respectively, of our total revenue was generated from customers outside of the United States.  In the three and nine months ended September 30, 2016, 23.1% and 18.6%, respectively, of our total revenue was generated from customers outside of the United States. As of September 30, 2017, we operated in 11 countries. We believe that we have a significant opportunity to grow our international footprint. We are investing in new geographies, including through investment in direct and indirect sales channels, professional services and customer support and implementation partners.
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

•
Mix of Subscription and Professional Services Revenue. We believe our professional services have driven customer success and facilitated the adoption of our platform by customers. During the initial period of deployment by a customer, we generally provide a greater amount of support in building applications and training than later in the deployment, with a typical engagement extending from two to six months. At the same time, many of our customers have historically purchased subscriptions only for a limited set of their total potential end users. As a result of these factors, the proportion of total revenue for a customer associated with professional services is relatively high during the initial deployment period. Over time, as the need for professional services associated with user deployments decreases and the number of end users increases, we expect the mix of total revenue to shift more toward subscription revenue. In addition, we intend to further grow our base of strategic partners to provide broader customer coverage and solution delivery capabilities. These partners perform professional services with respect to any new service contracts they sign. As we expand the network of strategic partners, we expect the proportion of our total revenue from subscriptions to increase over time relative to professional services. For the three months ended September 30, 2017 and 2016, 50.8% and 57.5% of our revenue, respectively, was derived from sales of subscriptions, software and support, while the remaining 49.2% and 42.5%, respectively, was derived from the sale of professional services. For the nine months ended September 30, 2017 and 2016, 52.4% and 51.0% of our revenue, respectively, was derived from sales of subscriptions, software and support, while the remaining 47.6% and 49.0%, respectively, was derived from the sale of professional services.

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

Key Metrics
We monitor the following metrics to help us measure and evaluate the effectiveness of our operations (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Subscription Revenue	$20,665	$15,282	$59,284	$43,397

	September 30,
	2017	2016
Subscription Revenue Retention Rate	122%	118%
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
Subscriptions, Software and Support Gross Margin. Subscriptions, software and support gross margin is primarily affected by the growth in our subscriptions, software and support revenue as compared to the growth in, and timing of, costs to support such revenue. We expect to continue to invest in the customer support and SaaS operations to support the growth in the business and the timing of those investments is expected to cause gross margins to fluctuate in the short term but improve over time.
Professional Services Gross Margin. Professional services gross margin is affected by the growth in our professional services revenue as compared to the growth in, and timing of, the cost of our professional services organization as we continue to invest in the growth of our business. Professional services gross margin is also impacted by the ratable recognition of some of our professional services revenue as compared to the recognition of related costs of services in the period incurred, as well as the amount of services performed by subcontractors as opposed to internal resources.
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
Research and Development Expense
Research and development expense consists primarily of personnel costs for our employees who develop and enhance our platform, including salaries, bonuses, stock-based compensation and other personnel costs. Also included are non personnel costs such as subcontracting, consulting and professional fees to third party development resources, allocated facility costs, overhead and depreciation and amortization costs.
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

Results of Operations
The following table sets forth our consolidated statements of operations data:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Consolidated Statements of Operations Data:
Revenue:
Subscriptions, software and support	$22,660	$17,668	$66,116	$50,607
Professional services	21,988	13,077	60,059	48,569
Total revenue	44,648	30,745	126,175	99,176
Cost of revenue:
Subscriptions, software and support	2,341	1,890	6,891	5,508
Professional services	14,272	9,315	39,049	34,016
Total cost of revenue	16,613	11,205	45,940	39,524
Gross profit	28,035	19,540	80,235	59,652
Operating expenses:
Sales and marketing	19,725	14,480	59,503	39,477
Research and development	8,596	6,702	25,867	16,925
General and administrative	6,237	4,531	19,721	12,779
Total operating expenses	34,558	25,713	105,091	69,181
Operating loss	(6,523)	(6,173)	(24,856)	(9,529)
Other (income) expense:
Other (income) expense, net	(425)	(67)	(1,658)	129
Interest (income) expense	(2)	243	451	726
Total other (income) expense	(427)	176	(1,207)	855
Net loss before income taxes	(6,096)	(6,349)	(23,649)	(10,384)
Income tax expense (benefit)	188	(1,610)	489	(2,106)
Net loss	$(6,284)	$(4,739)	$(24,138)	$(8,278)

The following table sets forth our consolidated statements of operations data expressed as a percentage of total revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Consolidated Statements of Operations Data:
Revenue:
Subscriptions, software and support	50.8%	57.5%	52.4%	51.0%
Professional services	49.2	42.5	47.6	49.0
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Subscriptions, software and support	5.2	6.1	5.5	5.6
Professional services	32.0	30.3	30.9	34.3
Total cost of revenue	37.2	36.4	36.4	39.9
Gross margin	62.8	63.6	63.6	60.1
Operating expenses:
Sales and marketing	44.2	47.1	47.2	39.8
Research and development	19.3	21.8	20.5	17.1
General and administrative	14.0	14.7	15.6	12.9
Total operating expenses	77.5	83.6	83.3	69.8
Operating loss	(14.7)	(20.0)	(19.7)	(9.7)
Other (income) expense:
Other (income) expense, net	(1.0)	(0.2)	(1.3)	0.1
Interest (income) expense	—	0.8	0.4	0.7
Total other (income) expense	(1.0)	0.6	(0.9)	0.8
Net loss before income taxes	(13.7)	(20.6)	(18.8)	(10.5)
Income tax expense (benefit)	0.4	(5.2)	0.4	(2.1)
Net loss	(14.1)%	(15.4)%	(19.2)%	(8.4)%

Comparison of the Three Months Ended September 30, 2017 and 2016
Revenue

	Three Months Ended September 30,		% Change
	2017	2016
	(dollars in thousands)
Revenue
Subscriptions, software and support	$22,660	$17,668	28.3%
Professional services	21,988	13,077	68.1
Total revenue	$44,648	$30,745	45.2

Total revenue increased $13.9 million, or 45.2%, in the three months ended September 30, 2017 compared to the same period in 2016, due to an increase in our professional services revenue of $8.9 million and an increase in our subscriptions, software and support revenue of $5.0 million. The increase in professional services revenue was due to $3.7 million of additional revenue from existing customers and $5.2 million in sales to new customers.  The increase in subscription revenue was attributable to $3.2 million of revenue from expanded deployments and corresponding sales of additional subscriptions to existing customers and $1.8 million in sales of subscriptions to new customers.

Cost of Revenue

	Three Months Ended September 30,		% Change
	2017	2016
	(dollars in thousands)
Cost of revenue:
Subscriptions, software and support	$2,341	$1,890	23.9%
Professional services	14,272	9,315	53.2
Total cost of revenue	$16,613	$11,205	48.3
Subscriptions, software and support gross margin	89.7%	89.3%
Professional services gross margin	35.1	28.8
Total gross margin	62.8	63.6

Cost of revenue increased $5.4 million, or 48.3%, in the three months ended September 30, 2017 compared to the same period in 2016, primarily due to a $3.8 million increase in contractor costs, a $0.9 million increase in professional services and product support staff personnel costs, a $0.5 million increase in facility and overhead costs and a $0.2 million increase in other cost of revenue. Contractor costs increased in the three months ended September 30, 2017 compared to the same period in 2016 because of an increase in the usage of contractor resources for professional service engagements. Personnel costs increased due to $0.2 million in stock-based compensation expense and an increase in the number of experienced professional services employees in the three months ended September 30, 2017. Facility and overhead costs increased due to an increase in billable expenses.  The increase in other cost of revenue is due to increased hosting costs as sales of our cloud offering increased in the three months ended September 30, 2017.
Gross margin decreased to 62.8% in the three months ended September 30, 2017 compared to 63.6% in the same period in 2016 due to a higher relative proportion of professional services revenue, which has a lower gross margin than our subscriptions, software and support revenue. The gross margin of our professional services revenue for the three months ended September 30, 2016 was negatively impacted by temporarily low utilization of professional services resources as they were being redeployed after the completion of a large engagement in the prior quarter.
Sales and Marketing Expense

	Three Months Ended September 30,		% Change
	2017	2016
	(dollars in thousands)
Sales and marketing	$19,725	$14,480	36.2%
% of revenue	44.2%	47.1%

Sales and marketing expense increased $5.2 million, or 36.2%, in the three months ended September 30, 2017 compared to the same period in 2016, primarily due to a $4.5 million increase in sales and marketing personnel costs, a $0.6 million increase in facility and overhead costs and a $0.1 million increase in marketing cost. Personnel costs increased due to $0.4 million in stock-based compensation expense during the three months ended September 30, 2017, an increase in sales and marketing personnel headcount by 27.6% from September 30, 2016 to September 30, 2017, and increased sales commissions driven by our revenue growth. Marketing costs increased due to a rise in marketing event sponsorship and attendance.  Facility and overhead costs as well as contractor costs increased to support our personnel growth.

Research and Development Expense

	Three Months Ended September 30,		% Change
	2017	2016
	(dollars in thousands)
Research and development	$8,596	$6,702	28.3%
% of revenue	19.3%	21.8%

Research and development expense increased $1.9 million, or 28.3%, in the three months ended September 30, 2017 compared to the same period in 2016, primarily due to a $1.9 million increase in research and development personnel costs. Personnel costs increased due to $0.3 million in stock-based compensation expense during the three months ended September 30, 2017 and an increase in research and development personnel headcount by 32.4% from September 30, 2016 to September 30, 2017.
General and Administrative Expense

	Three Months Ended September 30,		% Change
	2017	2016
	(dollars in thousands)
General and administrative expense	$6,237	$4,531	37.7%
% of revenue	14.0%	14.7%

General and administrative expense increased $1.7 million, or 37.7%, in the three months ended September 30, 2017 compared to the same period in 2016, primarily due to a $1.1 million increase in general and administrative personnel costs, a $0.5 million increase in professional fees and a $0.1 million increase in facility and overhead costs. Personnel costs increased due to $0.7 million in stock-based compensation expense during the three months ended September 30, 2017 and an increase in general and administrative personnel headcount by 13.4% from September 30, 2016 to September 30, 2017. Facility and overhead costs as well as contractor costs increased to support our personnel growth.
Comparison of the Nine Months Ended September 30, 2017 and 2016
Revenue

	Nine Months Ended September 30,		% Change
	2017	2016
	(dollars in thousands)
Revenue
Subscriptions, software and support	$66,116	$50,607	30.6%
Professional services	60,059	48,569	23.7
Total revenue	$126,175	$99,176	27.2

Total revenue increased $27.0 million, or 27.2%, in the nine months ended September 30, 2017 compared to the same period in 2016, due to an increase in our subscriptions, software and support revenue of $15.5 million and an increase in our professional services revenue of $11.5 million. The increase in subscription revenue was attributable to $11.6 million of revenue from expanded deployments and corresponding sales of additional subscriptions to existing customers and $3.9 million in sales of subscriptions to new customers. The increase in professional services revenue was due to $11.7 million of revenue from new customers, offset by the completion of a substantial portion of a government contract during the nine months ended September 30, 2016.

Cost of Revenue

	Nine Months Ended September 30,		% Change
	2017	2016
	(dollars in thousands)
Cost of revenue:
Subscriptions, software and support	$6,891	$5,508	25.1%
Professional services	39,049	34,016	14.8
Total cost of revenue	$45,940	$39,524	16.2
Subscriptions, software and support gross margin	89.6%	89.1%
Professional services gross margin	35.0	30.0
Total gross margin	63.6	60.1

Cost of revenue increased $6.4 million, or 16.2%, in the nine months ended September 30, 2017 compared to the same period in 2016, primarily due to a $3.7 million increase in professional services and product support staff personnel costs, a $1.5 million increase in facility and overhead costs, a $0.7 million increase in contractor costs and a $0.5 million increase in other cost of revenue.  Personnel costs increased due to $1.6 million in stock-based compensation expense and an increase in the number of experienced professional services employees in the nine months ended September 30, 2017.  Facility and overhead costs increased due to an increase in billable expenses.  Contractor costs increased in the nine months ended September 30, 2017 compared to the same period in 2016 because of an increase in the usage of contractor resources for professional service engagements. The increase in other cost of revenue is due to increased hosting costs as sales of our cloud offering increased in the nine months ended September 30, 2017.
Gross margin increased to 63.6% in the nine months ended September 30, 2017 compared to 60.1% in the same period in 2016, due to an increase in the gross margin of our subscriptions, software and support revenue as well as our professional services revenue. Our revenue mix remained relatively constant in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The gross margin of our professional services revenue for the nine months ended September 30, 2016 was negatively impacted by temporarily low utilization of professional services resources as they were being redeployed after the completion of a large engagement in the second quarter of 2016.
Sales and Marketing Expense

	Nine Months Ended September 30,		% Change
	2017	2016
	(dollars in thousands)
Sales and marketing	$59,503	$39,477	50.7%
% of revenue	47.2%	39.8%

Sales and marketing expense increased $20.0 million, or 50.7%, in the nine months ended September 30, 2017 compared to the same period in 2016, primarily due to a $15.0 million increase in sales and marketing personnel costs, a $2.9 million increase in facility and overhead costs, a $1.8 million increase in marketing costs and a $0.3 million increase in professional fees. Personnel costs increased due to $2.8 million in stock-based compensation expense during the nine months ended September 30, 2017, an increase in sales and marketing personnel headcount by 27.6% from September 30, 2016 to September 30, 2017 and increased sales commissions driven by our revenue growth.  Facility and overhead costs increased to support our personnel growth. Marketing costs increased due to a rise in marketing event sponsorship and attendance. Professional fees increased due to an increase in consulting fees.

Research and Development Expense

	Nine Months Ended September 30,		% Change
	2017	2016
	(dollars in thousands)
Research and development	$25,867	$16,925	52.8%
% of revenue	20.5%	17.1%

Research and development expense increased $8.9 million, or 52.8%, in the nine months ended September 30, 2017 compared to the same period in 2016, primarily due to a $8.4 million increase in research and development personnel costs and a $0.6 million increase in facility and overhead costs, offset by $0.1 million decrease in consulting fees. Personnel costs increased due to $2.5 million in stock-based compensation expense during the nine months ended September 30, 2017 and an increase in research and development personnel headcount by 32.4% from September 30, 2016 to September 30, 2017.  Facility and overhead costs increased to support our personnel growth. Consulting fees decreased as we continued to hire additional internal research and development personnel.
General and Administrative Expense

	Nine Months Ended September 30,		% Change
	2017	2016
	(dollars in thousands)
General and administrative expense	$19,721	$12,779	54.3%
% of revenue	15.6%	12.9%

General and administrative expense increased $6.9 million, or 54.3%, in the nine months ended September 30, 2017 compared to the same period in 2016, primarily due to a $5.5 million increase in general and administrative personnel costs, a $0.6 million increase in professional fees, a $0.5 million increase in facility and overhead costs and a $0.3 million increase in legal costs. Personnel costs increased due to $4.1 million in stock-based compensation expense during the nine months ended September 30, 2017 and an increase in general and administrative personnel headcount by 13.4% from September 30, 2016 to September 30, 2017.   Facility and overhead costs as well as contractor costs increased to support our personnel growth.  Legal costs increased due to the settlement of certain legal matters during the nine months ended September 30, 2017.
Liquidity and Capital Resources
As of September 30, 2017, we had $72.3 million of cash and cash equivalents. On May 31, 2017, we closed our IPO of 7,187,500 shares of our Class A common stock at an offering price of $12.00 per share, including 937,500 shares pursuant to the underwriters’ option to purchase additional Class A shares, resulting in net proceeds to us of $77.8 million, after deducting underwriting discounts and commissions of $6.0 million and offering expenses of $2.4 million.
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

The following table shows a summary of our cash flows for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
	2017	2016
	(in thousands)
Cash used in operating activities	$(10,135)	$(7,815)
Cash used in investing activities	(295)	(935)
Cash provided by financing activities	50,504	10,000
Sources of Funds
We have financed our operations in large part with equity and debt financing arrangements, including net proceeds of $10.0 million from the sale of shares of preferred stock over a period of several years prior to our IPO and the net proceeds from our IPO.
As of September 30, 2017, we had no outstanding borrowings. In April 2017, we terminated our previously existing line of credit and repaid in full the $20.0 million outstanding balance of our term loan. In April 2017, we also entered into a new financing facility consisting of a $5.0 million senior revolving credit facility, a $20.0 million senior term loan and $10.0 million subordinated term loan. We borrowed the full $20.0 million available under the senior term loan and, in June 2017, we used proceeds from our IPO to pay all remaining outstanding principal and interest under the senior term loan and subsequently terminated the senior term loan and subordinated term loan. In November 2017, we entered into a $20.0 million revolving line of credit and terminated our prior line of credit. We have not made any borrowings under this new revolving line of credit.

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
Historical Cash Flows
Operating Activities
For the nine months ended September 30, 2017, net cash used in operating activities of $10.1 million consisted of a net loss of $24.1 million, offset by $12.2 million in adjustments for non-cash items and $1.8 million of cash provided by changes in working capital. Adjustments for non-cash items consisted of stock-based compensation of $10.9 million, depreciation and amortization expense of $0.7 million, loss on extinguishment of debt of $0.4 million and fair value adjustment for the warrant liability of $0.3 million, offset by a provision for deferred income taxes of $0.1 million. The increase in cash and cash equivalents resulting from changes in working capital primarily consisted of a $4.3 million decrease in accounts receivable, primarily due to the timing of billings, an increase in accounts payable and accrued expenses of $1.2 million and an increase in deferred revenue of $1.0 million, as a result of increased subscription sales. This increase was partially offset by a $3.2 million increase in prepaid expenses and other assets, a $1.0 million increase in deferred commissions due to increased sales, a $0.3 million decrease in accrued compensation and related benefits, primarily due to the timing of year-end bonus payments and a $0.2 million decrease in other liabilities.
For the nine months ended September 30, 2016, net cash used in operating activities of $7.8 million consisted of a net loss of $8.3 million and $0.1 million in adjustments for non-cash items, offset by $0.6 million of cash provided by changes in working capital. Adjustments for non-cash items consisted of a provision for deferred income taxes of $0.9 million, offset by depreciation and amortization expense of $0.6 million and fair value adjustment for the warrant liability of $0.2 million. The increase in cash and cash equivalents resulting from changes in working capital primarily consisted of a decrease in accounts receivable of $6.2 million, primarily due to the timing of billings, a $1.6 million increase in accrued compensation and related benefits as a result of our increasing headcount and a $0.4 million increase in deferred revenue as a result of increased subscription sales. This increase was partially offset by a $2.9 million decrease in accounts payable and accrued expenses, an increase in prepaid expenses and other assets of $2.4 million, an increase in deferred commissions of $1.4 million due to increased sales and a $0.9 million decrease in other liabilities.
Investing Activities
For the nine months ended September 30, 2017 and 2016, net cash used in investing activities was $0.3 million and $0.9 million, respectively, for the purchase of property and equipment.
Financing Activities
For the nine months ended September 30, 2017, net cash provided by financing activities was $50.5 million, consisting of $80.2 million in proceeds from our IPO, net of underwriting discounts, $19.6 million in proceeds from the issuance of long-term debt, net of issuance costs, and $0.7 million in proceeds received from stock option exercises.  These increases were offset by the repayment of $40.0 million of long-term debt, a $7.6 million dividend payment to the Series A preferred stockholders and the payment of deferred IPO costs of $2.4 million.   For the nine months ended September 30, 2016, net cash provided by financing activities was $10.0 million, consisting of $20.0 million in net borrowings under our term loan, partially offset by $10.0 million in repayments of debt.
Contractual Obligations and Commitments
As of September 30, 2017, the only material change in our contractual obligations and commitments from those disclosed in the final prospectus for our IPO dated as of May 24, 2017 and filed with the SEC pursuant to Rule 424(b)(4) was the termination of our line of credit and full repayment of $20.0 million in net borrowings under our term loan in April 2017, as described further above under “Liquidity and Capital Resources – Sources of Funds.”
Off-Balance Sheet Arrangements
As of September 30, 2017, we did not have any relationships with unconsolidated entities or financial partnerships, including entities sometimes referred to as structured finance or special purpose entities that were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We do not engage in off-balance sheet financing arrangements. In addition, we do not engage in trading activities involving non-exchange traded contracts. We therefore believe that we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.
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
Interest Rate Risk
We had cash and cash equivalents of $72.3 million as of September 30, 2017, which consisted of cash in readily available checking accounts and overnight repurchase investments. These securities are not dependent on interest rate fluctuations that may cause the principal amount of these assets to fluctuate.
At September 30, 2017, we had no outstanding borrowings.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017. Based on the evaluation of our disclosure controls and procedures as of September 30, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
As a public company, we are required to design, document and test our internal controls over financial reporting to comply with Sarbanes-Oxley Act Section 404. We cannot be certain that additional material weaknesses and control deficiencies will not be discovered in the future. If material weaknesses or control deficiencies occur in the future, we may be unable to report our financial results accurately on a timely basis or help prevent fraud, which could cause our reported financial results to be materially misstated and result in the loss of investor confidence or delisting and cause the market price of our Class A common stock to decline. If we have material weaknesses in the future, it could affect the financial results that we report or create a perception that those financial results do not fairly state our financial position or results of operations. Either of those events could have an adverse effect on the value of our Class A common stock.
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
We generated net losses of $17.1 million, $7.0 million and $12.5 million in 2014, 2015 and 2016, respectively, and a net loss of $24.1 million in the nine months ended September 30, 2017. As of September 30, 2017, we had an accumulated deficit of $89.3 million. We will need to generate and sustain increased revenue levels in future periods in order to achieve or sustain profitability in the future. We also expect our costs to increase in future periods, which could negatively affect our future operating results if our revenue does not increase commensurately. For example, we intend to continue to expend significant funds to expand our sales and marketing operations, develop and enhance our platform, meet the increased compliance requirements associated with our operation as a public company, and expand into new markets. Our efforts to grow our business may be more costly than we expect, and we may not be able to increase our revenue enough to offset our higher operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described in this

Quarterly Report on Form 10-Q, and unforeseen expenses, difficulties, complications and delays and other unknown events. If we are unable to achieve and sustain profitability, our stock price may significantly decrease.
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
We derive, and expect to increasingly derive in the future, a substantial portion of our revenue from the sale of software subscriptions. For 2014, 2015, 2016 and the nine months ended September 30, 2017, approximately 42%, 48%, 53% and 52%, respectively, of our total revenue was subscriptions, software and support revenue. The market for our platform is still evolving, and competitive dynamics may cause pricing levels to change as the market matures and as existing and new market participants introduce new types of solutions and different approaches to enable customers to address their needs. As a result, we may be forced to reduce the prices we charge for software and may be required to offer terms less favorable to us for new and renewing agreements.
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
Our agreement with AWS allows AWS to terminate the agreement by providing two years' prior written notice, and may allow AWS to terminate in case of a breach of contract if such breach is uncured for 30 days, or to terminate upon thirty days' advance written notice if AWS’s further provision of services to us becomes impractical for legal or regulatory reasons. Although we expect that we could receive similar services from other third parties, if any of our arrangements with AWS are terminated, we could experience interruptions on our platform and in our ability to make our platform available to customers, as well as delays and additional expenses in arranging alternative cloud infrastructure services.
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
Because of the large amount of data that we collect and manage, it is possible that hardware failures or errors in our systems could result in data loss or corruption, or cause the information that we collect to be incomplete or contain inaccuracies that our customers regard as significant. Furthermore, the availability or performance of our platform could be adversely affected by a number of factors, including customers’ inability to access the internet, the failure of our network or software systems, security breaches or variability in user traffic for our services. For example, our cloud offering customers access our platform through their internet service providers. If a customer's service provider fails to provide sufficient capacity to support our platform or otherwise experiences service outages, such failure could interrupt our customers’ access to our platform, adversely affect their perception of our platform’s reliability and reduce our revenue. In addition to potential liability, if we experience interruptions in the availability of our cloud offering, our reputation could be adversely affected and we could lose customers.
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
We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new features or enhance our platform, improve our operating infrastructure or acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our Class A common stock. Our loan and security agreement with Silicon Valley Bank for our current line of credit includes restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions, and any debt financing that we secure in the future could include similar restrictive covenants. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, and our business may be adversely affected.
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
As of September 30, 2017, we had one issued patent relating to our Self-Assembling Interface Layer, or SAIL, technology and two patent applications pending in the United States relating to our platform. We cannot assure you that any patents will issue from any patent applications, that patents that issue from such applications will give us the protection that we seek or that any such patents will not be challenged, invalidated or circumvented. Any patents that may issue in the future from our pending or future patent applications may not provide sufficiently broad protection and may not be enforceable in actions against alleged infringers. Obtaining and enforcing software patents in the United States is becoming increasingly challenging. Any patents we have obtained or may obtain in the future may be found to be invalid or unenforceable in light of recent and future changes in the law. We have registered the “Appian” name and logo in the United States and certain other countries. We have registrations and/or pending applications for additional marks in the United States; however, we cannot assure you that any future trademark registrations will be issued for pending or future applications or that any registered trademarks will be enforceable or provide adequate protection of our proprietary rights. We also license software from third parties for integration into our software, including open source software and other software available on commercially reasonable terms. We cannot assure you that such third parties will maintain such software or continue to make it available.

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
The market price of our Class A common stock may be highly volatile and may fluctuate substantially as a result of a variety of factors, some of which are related in complex ways. Since shares of our Class A common stock were sold in our IPO in May 2017 at a price of $12.00 per share, our stock price has ranged from an intraday low of $14.60 to an intraday high of $28.65 through October 31, 2017. Factors that may affect the market price of our Class A common stock include:

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
In addition, as of September 30, 2017, there were 7,375,928 shares of Class B common stock and 8,000 shares of Class A common stock subject to outstanding options and 42,925 shares of Class A common stock to be issued upon the vesting of outstanding restricted stock units. We have registered all of the shares of Class A common stock issuable (i) upon conversion of the shares of Class B common stock issuable upon exercise of outstanding options, (ii) upon the exercise of outstanding options, (iii) upon the vesting of outstanding restricted stock units and (iv) upon exercise of settlement of any options or other equity incentives we may grant in the future, for public resale under the Securities Act of 1933, as amended, or the Securities Act. Accordingly, these shares may be freely sold in the public market upon issuance as permitted by any applicable vesting requirements, subject to the lock-up agreements described above and compliance with applicable securities laws.
As of September 30, 2017, holders of approximately 18 million shares of Class B common stock have rights, subject to some conditions, to require us to file registration statements for the public resale of the Class A common stock issuable upon conversion of such shares or to include such shares in registration statements that we may file for ourselves or other stockholders.
The sale of shares of our Class A common stock by a single large stockholder could cause the market price of our Class A common stock to decline.
Approximately half of our publicly traded Class A common stock is held by a single stockholder. Should this stockholder elect to sell all or a significant portion of its shares of our Class A common stock, the market price of our Class A common stock and our ability to raise capital through the sale of additional equity securities could be negatively affected. We cannot predict the effect that such a sale may have on the prevailing market price of our Class A common stock.
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
We have never declared or paid any cash dividends on our common stock and we do not intend to pay any cash dividends in the foreseeable future. Although we paid a cash dividend in connection with the conversion of our Series A preferred stock to Class B common stock immediately prior to the closing of the IPO, which was agreed to at the time of the original issuance of the Series A preferred stock, we anticipate that we will retain all of our future earnings for use in the development of our business and for general corporate purposes. Additionally, our ability to pay dividends on our common stock is limited by restrictions under the terms of our loan and security agreement with Silicon Valley Bank. Any determination to pay dividends in the future will be at the discretion of our board of directors. Accordingly, investors must rely on sales of their Class A common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.
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
We incur increased costs as a result of operating as a public company, and our management is required to devote substantial time to compliance with our public company responsibilities and corporate governance practices.
As a newly public company, and particularly after we are no longer an “emerging growth company,” we incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the NASDAQ Stock Market and other applicable securities rules and regulations impose various requirements on public companies. Our management and other personnel need to devote a substantial amount of time to compliance with these requirements. Moreover, these rules and regulations increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain directors’ and officers’ liability insurance, compared to when we were a private company, which could make it more difficult for us to attract and retain qualified members of our board of directors. We cannot predict or estimate the amount of additional costs we will continue to incur as a public company or the timing of such costs.
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
In addition to the effects of our dual class structure, provisions in our amended and restated certificate of incorporation and amended and restated bylaws may have the effect of delaying or preventing a change in control or changes in our management. Our amended and restated certificate of incorporation and amended and restated bylaws include provisions that may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which generally prohibit a Delaware corporation from engaging in any of a broad range of business combinations with any “interested” stockholder for a period of three years following the date on which the stockholder became an “interested” stockholder. Any of the foregoing provisions could limit the price that investors might be willing to pay in the future for shares of our Class A common stock, and they could deter potential acquirers of our company, thereby reducing the likelihood that you would receive a premium for your shares of our Class A common stock in an acquisition.
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
Not applicable.

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

APPIAN CORPORATION

Date: November 2, 2017	By:	/s/ Matthew Calkins
Name: Matthew Calkins
Title: Chief Executive Officer and Chairman of the Board (On behalf of the Registrant and as Principal Executive Officer)