Form 10-K
period 2017-12-31
APPIAN CORP
filed 2018-02-23
CIK 1441683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from          to
Commission File Number: 001-38098

APPIAN CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Delaware	54-1956084
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11955 Democracy Drive, Suite 1700 Reston, VA	20190
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (703) 442-8844

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock, $0.0001 par value per share	The Nasdaq Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes   ☐    No  ☒
Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes   ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained here, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐    No  ☒
As of June 30, 2017, the aggregate market value of the registrant’s voting Class A common stock and Class B common stock held by non-affiliates of the registrant was approximately $130,453,125 and $187,610,252, respectively, based on a closing price of $18.15 per share of the registrant’s Class A common stock as reported on The Nasdaq Global Market on June 30, 2017. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.
As of February 12, 2018, there were 13,178,927 shares of the registrant’s Class A common stock and 47,562,464 shares of the registrant’s Class B common stock, each with a par value of $0.0001 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement for its 2018 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K.

i

PART I
Forward-Looking Statements

This Annual Report on Form 10-K, including the sections entitled "Business," "Risk Factors," and "Management's Discussion and Analysis of Financial Condition and Results of Operations," contains forward-looking statements that involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Statements that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In some cases, you can identify forward-looking statements by the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “objective,” “ongoing,” “plan,” “predict,” “project,” “potential,” “should,” “will,” or “would,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These forward-looking statements include, but are not limited to, statements concerning the following:

•	our ability to effectively manage or sustain our growth and to achieve profitability;

•	our market opportunity and the expansion of our core software markets in general;

•	the effects of increased competition as well as innovations by new and existing competitors in our market;

•	our ability to adapt to technological change and effectively enhance, innovate and scale our platform and professional services;

•	our expected use of proceeds;

•	our ability to attract and retain qualified employees and key personnel and further expand our overall headcount;

•	our ability to maintain, or strengthen awareness of, our brand;

•	perceived or actual problems with the integrity, reliability, quality or compatibility of our platform, including unscheduled downtime or outages;

•	potential acquisitions and integration of complementary businesses and technologies;

•	future revenue, hiring plans, expenses, capital expenditures, capital requirements and stock performance;

•	our ability to stay abreast of new or modified laws and regulations that currently apply or become applicable to our business both in the United States and internationally;

•	our ability to maintain, protect and enhance our intellectual property;

•	costs associated with defending intellectual property infringement and other claims; and

•	the future trading prices of our Class A common stock and the impact of securities analysts’ reports on these prices.

These statements represent the beliefs and assumptions of our management based on information currently available to us. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed in the section titled “Risk Factors” included under Part I, Item 1A. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances that occur after the date of this report.

Item 1. Business.
Overview
Appian provides a leading low-code software development platform as a service that enables organizations to rapidly develop powerful and unique applications. The applications created on our platform help companies drive digital transformation and competitive differentiation.
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
 Organizations across industries are digitally transforming—leveraging software to automate and optimize mission critical operations, enhance customer experiences and drive competitive differentiation. Historically, organizations have principally relied on packaged software and custom software solutions to operationalize and automate their businesses. Packaged software often fails to address unusual use cases or to enable differentiation and requires organizations to conform their individual processes, needs and systems of record to standardized frameworks. While traditional custom software solutions can be differentiated and tailored to meet strategic objectives, development requires a long, iterative and cumbersome process, as well as costly integration, and relies on scarce developer talent.
 We enable organizations to differentiate themselves from their competition through software-enabled digital transformation. Our low-code platform employs an intuitive, visual interface and pre-built development modules that reduce the time required to build powerful and unique applications. We believe that developing applications on our platform can be as simple as drawing a picture. Our platform automates the creation of forms, data flows, records, reports and other software elements that would otherwise need to be manually coded or configured. This functionality greatly reduces the iterative development process, allowing for real-time application optimization and ultimately shortening the time from idea to deployment. Further, our patented Self-Assembling Interface Layer, or SAIL, technology ensures that applications developed on our platform can be immediately and natively deployed across a full range of mobile and desktop devices with no additional customization, including desktop web browsers, tablets and mobile phones. Updates to applications developed with SAIL disseminate automatically across device types to ensure that all users benefit from the most up-to-date functionality. At the same time, we unify enterprise data in a single searchable environment, providing organizations with a comprehensive view of customer, product, organizational asset and other critical information. Rich reporting dashboards capture detailed performance metrics, providing valuable business intelligence and analytics that enable business process optimization. Moreover, our platform can be deployed in the cloud, on-premises or using a hybrid approach, with organizations able to access the same functionality and data sources in all cases.
 Our go-to-market strategy consists of both direct sales and, to a lesser extent, sales through strategic partners. We sell our software almost exclusively through subscriptions and intend to grow our revenue both by adding new customers and increasing the number of users at existing customers that use applications developed on our platform. As of December 31, 2017, we had 356 customers in a wide variety of industries, of which 285 customers were commercial and 71 customers were government or non-commercial entities. Our customers include financial services, healthcare, government, telecommunications, media, energy, manufacturing and transportation organizations. As of December 31, 2017, 29% of our commercial customers were Global 2000 organizations and included 44 Fortune 500 companies. We determined relevant global financial services and healthcare companies by referencing certain independent industry data from S&P Global Market Intelligence. Customers receive all of the modules and functionality of our platform with their initial subscription, which facilitates the seamless creation of new applications. Many of our customers begin by building a single application and grow to build dozens of applications on our platform, which implicitly reduces the per-user cost of each application. Generally, the development of new applications results in the expansion of our user base within an organization and a corresponding increase in revenue to us because we charge subscription fees on a per-user basis for the significant majority of our customer contracts. Every additional application that an organization creates on our platform increases the value of our platform for that organization because it further integrates people, process and data across the organization and facilitates knowledge sharing. At the same time, our industry-leading professional services organization enables our customers to more easily build and deploy applications on our platform to achieve their digital transformation goals.
 We believe that we have a significant market opportunity in helping organizations accelerate their digital transformation by leveraging our low-code software development platform. Our current core software markets, which include the markets for low-code development platforms, case management software, business process management and platform-as-a-

service, are expected to represent a combined $23.6 billion market opportunity by 2018 and a combined $44.4 billion market opportunity in the near term. In addition to our current core software markets, we believe that our platform better meets certain of the needs that have been historically addressed by manually-developed custom enterprise software, which is expected to represent a $169 billion market in 2018. Further, based on the total number of global companies and government institutions in 2017 in relevant industries and our industry-specific average annual recurring revenue for customers as of December 31, 2017, we internally estimate our market opportunity to have been approximately $31 billion in 2017. See "—Our Opportunity" for additional information.
 We have experienced strong revenue growth, with revenue of $176.7 million, $132.9 million and $111.2 million in 2017, 2016 and 2015, respectively. Our subscription revenue was $82.8 million, $60.0 million and $41.5 million in 2017, 2016 and 2015, respectively, representing year-over-year growth rates of 38% from 2016 to 2017 and 45% from 2015 to 2016. Our professional services revenue was $85.2 million, $63.0 million and $58.0 million in 2017, 2016 and 2015, respectively. Over time, as the need for professional services associated with user deployments decreases and the number of end users increases, we expect the mix of total revenue to shift more toward subscription revenue.
We have invested in developing our platform, expanding our sales and marketing and research and development capabilities, and providing general and administrative resources to support our growth. As a result, we incurred net losses of $31.0 million, $12.5 million and $7.0 million in 2017, 2016 and 2015, respectively. We also had operating cash flows of $(9.1) million, $(7.8) million and $(2.1) million in 2017, 2016 and 2015, respectively.
Recent Developments
In November 2017, we completed a secondary offering pursuant to which stockholders sold an aggregate of 4,370,000 shares of Class A common stock at a price of $20.25 per share, including 570,000 shares pursuant to the underwriters' option to purchase additional Class A shares. We did not receive any proceeds from the sale of the shares of our Class A common stock offered in the secondary offering.
Industry and Market Data
Information contained in this Annual Report on Form 10-K concerning our industry and the market in which we operate, including our general expectations and market position, market opportunity and market size is based on information from various sources, including independent industry publications by Forrester Research Inc., or Forrester, Aite Group, LLC, or Aite, International Data Corporation, or IDC, Gartner, Inc., or Gartner, and S&P Global Market Intelligence. In presenting this information, we have also made assumptions based on such data and other similar sources, and on our knowledge of, and in our experience to date in, the markets for our services. This information involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates. Although we have not independently verified the accuracy or completeness of any third-party information, we believe the market position, market opportunity and market size information included in this Annual Report is reliable. The industry in which we operate is subject to a high degree of uncertainty and risk due to a variety of factors, including those described in the “Risk Factors” section. These and other factors could cause results to differ materially from those expressed in the estimates made by the independent parties and by us.
The Forrester studies described herein, one of which was commissioned by us, represent data, research, opinions or viewpoints prepared by Forrester and are not representations of fact. We have been advised by Forrester that its studies speak as of their original date (and not as of the date of this Annual Report on Form 10-K) and any opinions expressed in the studies are subject to change without notice.
The Gartner report described in this Annual Report on Form 10-K represents data, research opinion or viewpoints published, as part of a syndicated subscription service, by Gartner and are not representations of fact. The Gartner report speaks as of its original publication date, and not as of the date of this Annual Report, and the opinions expressed in the Gartner report are subject to change without notice. Gartner does not endorse any vendor, product or service depicted in its research publications, and does not advise technology users to select only those vendors with the highest ratings or other designation. Gartner research publications consist of the opinions of Gartner’s research organization and should not be construed as statements of fact. Gartner disclaims all warranties, expressed or implied, with respect to this research, including any warranties of merchantability or fitness for a particular purpose.
The S&P Global Market Intelligence data described herein represents proprietary data gathered by S&P Global Market Intelligence and is not a representation of fact. The S&P Global Market Intelligence data is as of February 2, 2017 (and not as of the date of this Annual Report on Form 10-K) and is subject to change without notice.

Industry Background
Software-enabled digital transformation. Organizations across industries are digitally transforming—leveraging software to automate and optimize mission critical operations, enhance customer experiences and drive competitive differentiation. Software has revolutionized mass transportation, drug development, business-customer interactions and operational management. Software has evolved from being a method for modernization to an opportunity for differentiation. Several key trends are fueling software-enabled digital transformation, including the rise of cloud computing and the Internet of Things and the proliferation of mobile devices. Decision makers are increasingly recognizing the need to capitalize on these trends, as 87% of Global 2000 executives planned digital transformation projects for 2017 and 47% of Global 2000 executives cited digital transformation as their highest corporate priority in 2017, according to a survey conducted by LTM Research, an industry research firm, which was commissioned by us.
Challenges to effective digital transformation. Historically, organizations have principally relied on packaged software and custom software solutions to operationalize and automate their businesses. However, these solutions are challenged in their ability to facilitate effective software-enabled digital transformation. More specifically:

•
 Packaged software is inadequate. Packaged software, whether delivered in the cloud or on-premises, is a one-size-fits-all solution that performs industry-agnostic functions, such as customer relationship management or enterprise resource management, or serves specific industry verticals without organization-specific differentiation. Organizations are often unable to use packaged software to address unusual use cases and differentiate themselves and must conform their individual processes, needs and systems of record to standardized frameworks. Moreover, for both cross-industry and industry-specific software, the limited scope of functionality often forces organizations to adopt numerous point solutions that can be difficult to integrate.

•
 Traditional custom software solutions are expensive and difficult to create. In contrast, traditional custom solutions are built to address particular organization-specific use cases. Although this allows organizations to better manage their operations and differentiate their businesses, traditional custom software solutions have historically been hampered by several limitations:

•
Traditional application development is a long and cumbersome process, requiring complex coding and an iterative feedback cycle. According to one example cited by Forrester, the coding of custom software took an estimated 2.7 years to complete, and therefore the output from a development project may not meet user needs and intentions even on the first day of deployment. In the same report, Forrester found that the use of low-code software development was six to 20 times faster than traditional software development. Further, traditional custom software projects require on-going maintenance and enhancement, without which the resulting software will not keep pace with future needs.

•
The proliferation in mobile devices and the competition among mobile device manufacturers means that device operating systems are continuously being updated, modified and customized for specific hardware configurations. This continual change means that traditional custom software needs to be updated continuously in order to remain relevant across an organization’s entire technology environment. Updating such custom software so that it can be used across devices adds another layer of complexity to the entire process.

•
The need for organizations to manage their operations utilizing all of these devices and environments necessitates costly integrations in an attempt to avoid creating information silos. Otherwise, organizations could not effectively share information across applications and processes, which would inhibit collaboration, effective analytics and real-time decision making.

•
Developer talent is scarce and hiring developers to create custom software is costly. According to an LTM Research survey of Global 2000 executives, which was commissioned by us, 79% of respondents said they were concerned that their digital transformation initiatives would be impacted by challenges in hiring and retaining skilled developers. Software developer costs can be greater than $100,000 per year, depending on location. Given its labor intensive nature, traditional custom software can be very expensive to design, implement and maintain.

Low-code software development platforms have emerged to address the limitations associated with packaged software and traditional custom software solutions. These low-code solutions seek to enable both professional software developers and business users to rapidly build organization-specific applications. However, many existing low-code platforms are either limited in functionality such that they do not support the development of enterprise-grade applications or continue to require significant manual coding, and therefore are not truly “low-code.”

Benefits of Our Platform
 We enable organizations to differentiate themselves from their competition through software-enabled digital transformation. With our platform, organizations can rapidly and easily design, build and implement powerful, enterprise-grade custom applications through our intuitive, visual interface, with little or no coding required. Our patented SAIL technology ensures that applications developed on our platform can be immediately and natively deployed across a full range of mobile and desktop devices with no additional customization, including desktop web browsers, tablets and mobile phones. We also enable organizations to easily modify and enhance applications and automatically disseminate these updates across device types to ensure that all users benefit from the most up-to-date functionality.
Key benefits of our platform include:

•
Rapid and simple innovation through our powerful platform. Our low-code platform employs an intuitive, visual interface and pre-built development modules that reduce the time required to build powerful and unique applications. Our platform automates the creation of forms, data flows, records, reports and other software elements that would otherwise need to be manually coded or configured. This functionality greatly reduces the iterative development process, allowing for real-time application optimization and ultimately shortening the time from idea to deployment. In turn, organizations can better leverage scarce and costly developer talent to accomplish more digital transformation objectives.

•
Powerful applications to solve complex challenges. At the core of our platform is an advanced engine that enables the modeling, modification and management of complex processes and business rules. Our heritage as a business process management, or BPM, company provides us with this differentiated understanding of complex processes, and we have incorporated that expertise into our platform to enable the development of powerful applications. Organizations have used our platform to launch new business lines, build large procurement systems, manage retail store layouts, conduct predictive maintenance on field equipment and manage trading platforms, among a range of other use cases. For example, the Defense Information Systems Agency of the U.S. federal government, or DISA, utilizes our platform to manage its large and complex procurement organization, having processed nearly $3.5 billion worth of contract value on our platform since 2009.

•
Create once, deploy everywhere. Our patented SAIL technology allows developers to create an application once and deploy it everywhere with the consistency of experience and optimal performance levels that users expect. Applications developed on our platform can be immediately and natively deployed across a full range of mobile and desktop devices with no additional customization, including desktop web browsers, tablets and mobile phones.

•
Seamless integration with existing systems and data. In contrast to typical enterprise software, our platform does not require that data reside within it in order to enable robust data analysis and cross-department and cross-application insight. Our platform seamlessly integrates with many of the most popular enterprise software applications and data repositories and can be used within many legacy environments. For example, organizations frequently use our platform to extend the life and enhance the functionality of legacy systems of record, such as those used for enterprise resource planning, human capital management and customer relationship management, by building new applications that enhance the functionality of those systems and by leveraging the data within those systems to further optimize and automate operations.

•
Deployment flexibility to serve customer needs. Our platform can be installed in the cloud, on-premises or using a hybrid approach, with organizations able to access the same functionality and data sources in all cases. Our flexible deployment model also preserves a seamless path to future cloud deployments for organizations initially choosing on-premises or hybrid approaches for their most sensitive workloads.

•
Industry-leading security. Our platform is designed to meet the highest demands of our federal government and large enterprise customers. Our cloud platform holds some of the highest security certifications from government agencies and industry organizations, including being one of the first low-code software companies to achieve Federal Risk and Authorization Management Program, or FedRAMP, compliance. Our platform also meets the Payment Card Industry Data Security Standard, or PCI DSS, and the United States Health Insurance Portability and Accountability Act standard.

Our approach to digital transformation goes beyond simply enabling organizations to build custom applications fast. We empower decision makers to reimagine their products, services, processes and customer interactions with software by removing much of the complexity and many of the challenges associated with traditional approaches to software development. Because we make application development easy, organizations can build specific and competitively differentiated functionality into applications to deliver enhanced user experiences and streamlined business operations.

Our Growth Strategy
Key elements of our growth strategy include:

•
Expand our customer base. As of December 31, 2017, we had 356 customers in a wide variety of industries, including financial services, healthcare, government, telecommunications, media, energy, manufacturing and transportation. We believe that the market for our software development platform is in its early stages and that we have a significant opportunity to add additional large enterprise and government customers.

•
Grow through our differentiated land and expand model. Customers receive all of the modules and functionality of our platform with their initial subscription, which facilitates the seamless creation of new applications. Many of our customers begin by building a single application and grow to build dozens of applications on our platform, which implicitly reduces the per-user cost of each application. Generally, the development of new applications results in the expansion of our user base within an organization and a corresponding increase in revenue to us because we usually charge subscription fees on a per-user basis. Every additional application that an organization creates on our platform increases the value of our platform for that organization because it further integrates people, process and data across the organization and facilitates knowledge sharing. Applications built on our platform may be used only on our platform while customers have active subscriptions, creating substantial switching costs for customers to move to a different software platform. We believe that organizations will develop additional applications and add users to our platform as they continue to recognize these benefits.

•
Grow revenue from key industry verticals. While our platform is industry-agnostic, we have recently made, and plan to continue to make, investments to enhance the expertise of our sales and marketing organization within our key industry verticals of financial services, healthcare and U.S. federal government. In 2017, we generated over 66% of our subscription revenue from customers in these verticals. We believe that focusing on the digital transformation needs of organizations within these industry verticals can help drive adoption of our platform.

•
Continue to innovate and enhance our platform. We have made, and will continue to make, investments in research and development to strengthen our platform and expand the number of features available to our customers. We typically offer multiple upgrades each year that allow our customers to benefit from ongoing innovation. Most recently, we expanded our offering to include Quick Apps, which enables non-professional developers to develop native web and mobile applications in minutes with no coding. In addition, our platform allows our customers to embed artificial intelligence, or AI, concepts into their business processes and to use our pre-built integrations to leading providers of AI services. Our platform also incorporates best practices in the field of data science into a tool for our customers to automate the training, deployment and management of AI predictive models. We are also collaborating with other companies to include cognitive computing and Robotic Process Automation capabilities on our platform, allowing the delivery of even more powerful and intelligent applications using an agile delivery capability. As we continue to increase the functionality of our platform and further reduce the amount of developer skill that is required to build robust applications on our platform, we believe that we have the potential to expand the use of our platform.

•
Expand our international footprint. Our platform is designed to be natively multi-lingual to facilitate collaboration and address challenges in multi-national organizations. In 2017, approximately 27% of our total revenue was generated from customers outside of the United States. Today, we operate in 11 countries and believe that we have a significant opportunity to grow our international footprint. We are investing in new geographies, including through investment in direct and indirect sales channels, professional services and customer support and implementation partners.

•
Grow our partner base. We have several strategic partnerships including with Deloitte, KPMG and PricewaterhouseCoopers. These partners work with organizations that are undergoing digital transformation projects and are therefore able to refer potential customers to us. When these partners recognize an opportunity for our platform, they often introduce us to potential customers. We intend to further grow our base of partners to provide broader customer coverage and solution delivery capabilities.

Our Opportunity
We believe that we have a significant market opportunity in helping organizations accelerate their digital transformation by leveraging our low-code software development platform.

•	Current core software markets. We believe that our platform addresses several key core software markets, as follows:

•
Low-code. According to Forrester, the market for low-code development platforms is expected to total $4.4 billion in 2018 and is expected to grow at a 49% compound annual growth rate to $21.2 billion in 2022. We were included as a “Leader” in the Forrester Wave: Low-Code Development Platforms in 2017, which is an evaluation of current offering, strategy and market presence.

•
Case management. Case management applications are designed to support complex processes that require a combination of human workflows and collaboration, electronic workflows, data management and processing of files and cases. According to Aite, the market for case management software was expected to total $1.3 billion in 2017 and is expected to grow at a 9% compound annual growth rate to $1.6 billion in 2019. We were included as a “Leader” based on the strength of our current offering, our strategy and our market presence in the Forrester Wave: Dynamic Case Management in 2016.

•
BPM. BPM applications are designed to support the optimization of business processes, including process identification, improvement implementation, and monitoring and analysis. According to Gartner, the market for Business Process Management Suites is expected to total $3.0 billion in 2018 and is expected to grow at a 7% compound annual growth rate to $3.7 billion in 2021 worldwide*. We were included as a "Leader" based on our ability to execute and the completeness of our vision in the Gartner Magic Quadrant for Intelligent Business Process Management Suites 2017.**

•
Application PaaS. Application platform as a service, or application PaaS, is a cloud service that provides the necessary infrastructure to enable the development, deployment and hosting of software applications. We believe that we are well positioned to capture a portion of the application platform-as-a-service, or application PaaS, market, which IDC estimated to reach $14.9 billion in 2018, and which is expected to grow at a 6% compound annual growth rate to $17.9 billion in 2021.

Taken together, these current core software markets were expected to represent a combined $23.6 billion market opportunity by 2018 and a combined $44.4 billion market opportunity in the near term.

•
 Traditional custom enterprise software market. In addition to our current core software markets, we believe that our platform better meets certain of the needs that have been historically addressed by manually-developed custom enterprise software, which is expected to represent a $169 billion market in 2018, according to Forrester.

•
Our internal estimate. Based on approximately 140,000 global companies and government institutions in 2017 in relevant industries and revenue-based size segments, and our industry- and size-specific average annual recurring revenue for customers as of December 31, 2017, we internally estimate our market opportunity to have been approximately $31 billion in 2017. We determined relevant global companies and government institutions by industry and size by referencing certain independent industry data from S&P Global Market Intelligence. We calculated industry- and size-specific average annual recurring revenue as of December 31, 2017 by adding the aggregate annual recurring revenue from all existing customers within each industry and size segment and dividing the total by the number of our existing customers in each industry and size segment.

Our Platform
With our platform, organizations can rapidly and easily design, build and implement powerful, enterprise-grade custom applications through our intuitive, visual interface, with little or no coding required. We also enable organizations to easily modify and enhance applications and automatically disseminate these updates across device types to ensure that all users benefit from the most up-to-date functionality. Through the speed and power of our platform, organizations can make their digital transformations happen more effectively and efficiently than could be achieved through building an application with Java or other standard programming languages. We believe that developing applications can be as simple as drawing a picture.

Sources: **Gartner, Magic Quadrant for Intelligent Business Process Management Suites, Rob Dunie et al, 24 October 2017 and *Gartner, Forecast: Enterprise Software Markets, Worldwide, 2014-2014, 4Q17 Update, Hai Hong Swinehart et al, 15 December 2017.

At the core of our platform is an advanced engine that enables the modeling, modification and management of complex processes and business rules. Our heritage as a BPM company provides us with this differentiated understanding of complex processes, and we have incorporated that expertise into our platform to enable the development of powerful applications. The following graphic shows our architecture:
We believe that the key elements of our technology infrastructure are as follows:
Web-Based Development Environment
The Appian design interface is a model-driven, web-based development environment for application creation, testing, deployment and performance optimization. Appian design is a shared repository of all Appian components—interfaces, process models, APIs, new component builders and user collaboration modules—and administration utilities for managing people, processes and data.
 The Appian design repository incorporates best practices and years of lessons learned from digital transformation initiatives. Common development operations tasks require just a few clicks and can be automated for hands-off deployment. Dramatic improvements in developer productivity can be achieved through user-friendly capabilities such as fast impact analysis of all changes; auto-updating applications and components when data types change; and live views of interfaces under development.
 Appian design guides developers through the necessary steps to create the foundation elements of reusable interfaces, records and business processes, while providing all the power that developers need to design, build and implement enterprise systems at scale. The following graphic shows our process modeler.

Organizations have used our platform to launch new business lines, build large procurement systems, manage retail store layouts, conduct predictive maintenance on field equipment and manage trading platforms, among a range of other use cases. For example, the Defense Information Systems Agency utilizes our platform to manage its large and complex procurement organization, having processed over 150,000 contract negotiation correspondences and nearly $3.5 billion worth of contract value on our platform since 2009.
Our Patented SAIL Technology
 SAIL is our patented technology that allows developers to create dynamic and responsive web and native-mobile user interfaces through a “create once, deploy everywhere” architecture. SAIL interfaces only need to be created once and SAIL automatically assembles customer applications for optimal viewing on each device type, including desktop web browsers, tablets and mobile phones, and each device operating system, including iOS and different permutations of Android. SAIL leverages native functionality inherent across a myriad of devices and operating systems to ensure the consistency of experience and optimal performance levels that users expect. Updates to applications developed with SAIL are automatically disseminated across device types to ensure that all users benefit from the most up-to-date functionality. This approach enables enterprise mobility without the extensive time and resources that other development approaches require. The following graphic shows how our end-user interface appears across different devices.

We believe that SAIL provides a significant advantage over other platforms that both require extensive customization for various devices at the time of the creation of the new applications and on an on-going basis as mobile device manufacturers continue to update their software and capabilities. Further, in regulated industries, each traditional custom software application must generally undergo its own security assessment and accreditation process, while applications created with SAIL are designed to be compliant with stringent security and numerous rigorous regulatory requirements.
Unified Data
Appian Records is an advanced data management technology that allows end users to discover and unite enterprise data into a single searchable environment, providing a comprehensive view of an organization’s data. In contrast to typical enterprise software, our platform does not require that data reside within it in order to enable robust data analysis and cross-department and cross-application insight. Using standard database software and service connection frameworks, including APIs, our platform seamlessly integrates with many of the most popular enterprise software applications and data repositories and can be used within many legacy environments. Users simply need to assign a name to a given topic and then decide which existing data sources within the enterprise they want to capture. Users can categorize important information by business topic, not just by where that information resides, thereby allowing organizations to unify their data and their processes and effectively access information buried in existing systems. For example, a Record for “Customer A” might bring together data from customer relationship management, accounting and customer support systems to give users a complete view of the customer in their organization. In addition to the benefits of having an immediate snapshot of all centralized data relating to the customer, product, employee or service request. Records also allows organizations to analyze the end-to-end journeys of any given person, entity or asset. Once the connections are established, users may navigate, analyze, collaborate and take action on data from our intuitive dashboards and interactive reports.
Unified End User Interfaces
 Our end user interfaces enable end users to discover data, collaborate with other end users and participate in process actions. The end user experience begins with a news feed that allows end users to monitor key events from processes, systems and other end users, providing a unified view of all applications and activity in one place. End users can collaborate with others, obtain status updates, send direct and secure messages and create social tasks for other end users. Our activity stream is designed to be intuitive for end users familiar with popular consumer social interfaces, allowing them to instantly track important events and occurrences and collaborate with little to no training. We also enforce company security policies, so end users can confidently collaborate without fear of compromising regulatory compliance. Our end user interfaces solve the problem of information silos, allowing organizations to respond to constituent feedback in real time by uniting the right team with the right information.
 At the same time, our platform provides transparency, visibility and control across all of our applications through a dynamic and powerfully flexible tasking environment. We provide detailed tracking of all human process tasks on our platform, including when tasks have been assigned, addressed and completed by any user. Business Activity Monitoring reports display real-time enterprise performance, bottleneck detection and process optimization while scaling to millions of tasks.
Deployment Flexibility In the Cloud or On-Premises
 Our platform can be deployed in the cloud, on-premises or using a hybrid approach, with organizations able to access the same functionality and data sources in all cases. Our flexible deployment model also enables organizations not yet ready to move their most sensitive workloads to the cloud to deploy our platform in an on-premises or hybrid manner while preserving a path to potential future cloud deployments.
Technology
 We designed our platform to support large global enterprises and government organizations at scale, in the cloud, on-premises and through a hybrid or private cloud approach. We designed, deploy and manage our platform with the goal of it being a “joy to use” for both developers and users of applications.
 Our customers build powerful and unique applications using our proprietary and patented SAIL technology, which we also use ourselves to develop features of our platform. We also employ cutting-edge React technology for building web and mobile user interfaces. We use third-party proprietary database and database language technology licensed from Kx Systems, Inc., or Kx, to power the high-performance in-memory database of our platform. Under our agreement with Kx, we are permitted to distribute Kx’s software as a component part of our software platform as well as to host Kx’s software on behalf of our customers through our cloud offering. Our agreement requires Kx to provide maintenance directly to us on the software we license as long as it provides maintenance to any other customers. We pay a variable license fee based on the number of applications built by our customers, subject to an overall cap on payment. We have paid Kx the overall license fee cap in each of the last five years. We may maintain the contract as long as we pay maintenance fees. Kx may terminate the agreement if we materially breach the agreement, become insolvent, make an assignment for the benefit of creditors, or if a bankruptcy proceeding is initiated against us. Unless we fail to pay amounts due under the contract or violate certain of Kx’s intellectual property rights, Kx may not terminate the agreement until either it has successfully litigated a breach action or six months, whichever is earlier.
Our cloud offering is hosted by Amazon Web Services and is available in more than 33 availability zones in eight countries. Data in our cloud offering is written simultaneously to multiple availability zones to protect against loss of customer data. Our software also is able to run in the Microsoft Azure cloud as of the third quarter of 2017. Our enablement of the Microsoft Azure cloud is consistent with our principle of platform neutrality.
Our platform can be deployed in the cloud, on-premises or using a hybrid approach, with organizations able to access the same functionality and data sources in all cases. Further, customers choosing to install our platform on-premises or using a hybrid approach can do so in a flexible manner. We have also implemented a wide set of technical, physical and personnel-based security controls designed to protect against the compromise of confidential data that belongs to both our customers and us.
Professional Services
 Since inception, we have invested in our professional services organization to help ensure that customers are able to deploy and adopt our platform. More recently, we have expanded our professional services partner network to further support our customers. We believe our investment in professional services, as well as efforts by partners to build their practices around Appian, will drive increased adoption of our platform.
When we first acquire a new customer, our professional services experts or our deployment partners’ professional services experts start the implementation process, which typically takes several weeks. Delivery specialists facilitate deployment of our platform and training personnel provide comprehensive support throughout the implementation process. Customers have access to our Appian Academy, which caters to a diverse range of skill sets and roles within organizations and trains developers on our platform. We also provide instructor-led courses at our Reston, Virginia headquarters and certain of our other offices, as well as virtual classrooms for self-paced learning and on-site training at our customers’ offices.
 Once our customers have deployed and implemented our platform, our Appian Architects review our customers’ programs and applications to find potential issues and provide recommendations on best practice. Our professional services team also assists customers by building applications on our platform for them.
 Over time, we expect professional services revenue as a percentage of total revenue to decline as we increasingly rely on strategic partners to help our customers deploy our software.
Customer Support
 Our customer support personnel are trained engineers and designers who can work with customers on the front lines to address support issues. We provide email and phone support, with teams in the United States, the United Kingdom and Australia. Developers can also find answers to their questions on the Appian Forum, a community site that provides online customer support; real-time collaboration and networking; a growing knowledge base of answers for common questions; and live product webinars and training. The Appian Forum also includes documentation, methodologies and reusable components for our platform. We have consistently been able to achieve at least a 98% customer satisfaction rating for our customer support organization, based on our surveys.
Our Customers
 Our customers operate in a variety of industries, including financial services, government, education, technology, media and telecom, consumer, healthcare and industrials. As of December 31, 2017, we had 356 customers in a wide variety of industries, of which 285 customers were commercial and 71 customers were government or non-commercial entities. Our customers include financial services, healthcare, government, telecommunications, media, energy, manufacturing and transportation organizations. Our number of customers paying us in excess of $1 million of annual recurring revenue has grown from 19 at the end of 2016 to 24 at the end of 2017. As of December 31, 2017, 29% of our commercial customers were Global 2000 organizations and included 44 Fortune 500 companies. Generally, our sales force targets its efforts to organizations with over 2,000 employees and $2 billion in annual revenue. No single end-customer accounted for more than 10% of our total revenue in 2017, 2016 or 2015. Some of our representative customers by sector include the following:

Culture and Employees
We believe that fostering our distinct culture of innovation is an important contributor to our success as a company. When we started Appian, we used to debate about everything. It was second nature since half the founding team had been competitive debaters in college. Debate proved to be a great way to reach the best decisions. Bad ideas couldn’t survive; good ideas got better. We encourage everyone to speak up, but we also delegate every decision to a single person. So we can disagree, and we still reach firm resolutions.
We strive to hire the most talented individuals, from top universities and from industry, with an eye towards intelligence, passion and personal generosity. We place those individuals within small, agile teams to maximize their autonomy, creativity and collaboration. That may be why we’ve been named a top workplace by The Washington Post for four years running.
 We started the business as a bootstrap, in the midst of a venture capital boom. We did it because we believe in self-reliance. Paying for our own expenses has made us stronger. A commitment to financial self-sufficiency is woven into our DNA.
 Appian is an open, transparent, and data-rich environment because we run Appian on Appian software. We have approximately 100 applications internal to Appian that run on Appian including everything from cloud operations to pipeline management to free-food alerts. As our own best customer, we get to know our platform deeply, and we can improve it faster.
 Our culture was purposefully created by our four founders, who are still heavily involved in operating the business, including recruiting, interviewing and educating all new employees at Appian. Our founders, led by Matt Calkins, our Chief Executive Officer, have intentionally grown our business organically, focusing on developing a single solution—the Appian platform. We do so employing a unified development team located in a single office in the Washington, D.C. metropolitan area to maximize the cohesion and simplicity of our platform and our company. When a client buys Appian software, they get a piece of Appian culture along with it.
 As of December 31, 2017, we had 705 full-time employees in the United States and 154 full-time employees internationally. During 2017, we had a voluntary attrition rate of 11% among all employees of our company. We believe that this low voluntary attrition rate is a testament to our company culture. None of our U.S. employees are covered by collective bargaining agreements. We believe our employee relations are good and we have not experienced any work stoppages.

Our Competition
Our main competitors fall into three categories: (1) providers of low-code development platforms, such as salesforce.com and ServiceNow; (2) providers of business process management and case management software, such as IBM, OpenText, Oracle, Pegasystems and SAP; and (3) providers of custom software and customer software solutions that address, or are developed to address, some of the use cases that can be addressed by applications developed on our platform.
As our market grows, we expect that it will attract more highly specialized vendors as well as larger vendors that may continue to acquire or bundle their products more effectively. The principal competitive factors in our market include:

•	platform features, reliability, performance and effectiveness;

•	ease of use and speed;

•	platform extensibility and ability to integrate with other technology infrastructures;

•	deployment flexibility;

•	robustness of professional services and customer support;

•	price and total cost of ownership;

•	strength of platform security and adherence to industry standards and certifications;

•	strength of sales and marketing efforts; and

•	brand awareness and reputation.
We believe we generally compete favorably with our competitors with respect to the features and performance of our platform, the ease of integration of our applications and the relatively low total cost of ownership of our applications. However, many of our competitors have substantially greater financial, technical and other resources, greater name recognition, larger sales and marketing budgets, broader distribution, more diversified product lines and larger and more mature intellectual property portfolios.
Backlog
Backlog represents future amounts to be invoiced and recognized under subscription agreements. As of December 31, 2017 and 2016, we had backlog of approximately $214 million and $167 million, respectively. Approximately 58% of our backlog as of December 31, 2017 is not expected to be filled in 2018.
We expect that the amount of backlog relative to the total value of our contracts will change from quarter to quarter and year to year for several reasons, including the specific timing and duration of large customer subscription agreements, the specific timing of customer renewals, changes in customer financial circumstances and foreign currency fluctuations.
We often sign multiple-year subscription agreements, the length in years of which may vary widely. Backlog may vary based on changes in the average non-cancellable term of subscription agreements. The change in backlog that results from changes in the average non-cancellable term of subscription agreements may not be an indicator of the likelihood of renewal or expected future revenue. Accordingly, we believe that fluctuations in backlog are not a reliable indicator of future revenue, and we do not utilize backlog as a key management metric internally.
Seasonality
We have historically experienced seasonality in terms of when we enter into agreements with customers. We typically enter into a significantly higher percentage of agreements with new customers, as well as renewal agreements with existing customers, in the fourth quarter and, to a lesser extent, the second quarter. The increase in customer agreements for the fourth quarter is attributable to large enterprise account buying patterns typical in the software industry. Furthermore, we usually enter into a significant portion of agreements with customers during the last month, and often the last two weeks, of each quarter. However, we recognize substantially all of our revenue ratably over the terms of our subscription agreements, which generally occurs over a one to five-year period. As a result, a substantial portion of the revenue that we report in each period will be derived from the recognition of deferred revenue relating to agreements entered into during previous periods. Consequently, a decline in new sales or renewals in any one period may not be immediately reflected in our revenue results for that period. This decline, however, will negatively affect our revenue in future periods. Accordingly, the effect of significant downturns in sales and market acceptance of our platform and potential changes in our rate of renewals may not be fully reflected in our results of operations until future periods.
Financial Information About Segments and Geographic Areas
We consider our business activities to constitute a single segment. For information regarding our revenue by geographic area and long-lived assets by geographic area, please refer to Note 12 in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. For financial information about our segment, please refer to the section entitled “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II and to our consolidated financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K. For information regarding risks associated with our international operations, please refer to the section entitled “Risk Factors” in Item 1A of Part I in this Annual Report on Form 10-K.
Sales and Marketing
Sales
Our sales organization is responsible for account acquisition and overall market development, which includes the management of the relationships with our customers. While our platform is industry-agnostic, we have recently made, and plan to continue to make, investments to enhance the expertise of our sales organization within our core industry verticals of financial services, healthcare and government. We also expect to continue to grow our sales headcount in all of our principal markets and expand our presence into countries where we currently do not have a direct sales presence.
Marketing
Our marketing efforts focus on building our brand reputation and increasing market awareness of our platform. Marketing activities include sponsorship of, and attendance at, trade shows and conferences; our annual Appian World event; social media and advertising programs; management of our corporate web site and partner portal; press outreach; and customer relations.
Research and Development
Our engineering department is responsible for design, development, testing and release of our platform. Our engineering team closely coordinates with our executive management, which is responsible for creating a vision for our platform, and with our professional services and sales teams, which relay customer demands and possible new use cases or enhancements. Our development efforts focus on the critical areas of our platform, including infrastructure, ease-of-use and flexibility, end-user experience and ability to integrate with other enterprise systems. Research and development expense totaled $34.8 million, $23.0 million and $16.8 million for 2017, 2016 and 2015, respectively.
Intellectual Property
Our success depends in part upon our ability to protect our core technology and intellectual property. We rely on patents, trademarks, copyrights and trade secret laws, confidentiality procedures, and employee disclosure and invention assignment agreements to protect our intellectual property rights.
As of December 31, 2017, we had two issued patents relating to our SAIL technology and two patent applications pending in the United States relating to our platform. Both of our issued patents expire in 2034. We cannot assure you that any of our patent applications will result in the issuance of a patent or that the examination process will not require us to narrow our claims. Any patents that may issue may be contested, circumvented, found unenforceable or invalidated, and we may not be able to prevent third parties from infringing them. We also license software from third parties for integration into our products, including open source software and other software available on commercially reasonable terms.
We control access to and use of our proprietary software and other confidential information through the use of internal and external controls, including contractual protections with employees, contractors, end-customers and partners, and our software is protected by U.S. and international copyright and trade secret laws. Despite our efforts to protect our trade secrets and proprietary rights through intellectual property rights, licenses, and confidentiality agreements, unauthorized parties may still copy or otherwise obtain and use our software and technology. In addition, we intend to expand our international operations, and effective patent, copyright, trademark, and trade secret protection may not be available or may be limited in foreign countries.

Facilities
We have offices in four U.S. cities and 11 cities outside the United States. Our headquarters are located in Reston, Virginia. We believe that our current facilities are adequate to meet our ongoing needs, and that, if we require additional space, we will be able to obtain additional facilities on commercially reasonable terms.
Corporate Information
Appian Corporation was incorporated under the laws of the State of Delaware in August 1999.
Our principal executive offices are located at 11955 Democracy Drive, Suite 1700, Reston, Virginia 20190. Our telephone number is (703) 442-8844. We completed our initial public offering in May 2017 and our Class A common stock is listed on The Nasdaq Global Market under the symbol "APPN".
“Appian”, the Appian logo, and other trademarks or service marks of Appian Corporation appearing in this Annual Report on Form 10-K are the property of Appian Corporation. This Annul Report on Form10-K contains additional trade names, trademarks and service marks of others, which are the property of their respective owners. Solely for convenience, trademarks and trade names referred to in this Annual Report on Form 10-K may appear without the ® or ™ symbols.
Available Information
Our website address is www.appian.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are made available free of charge on or through our website at investors.appian.com as soon as reasonably practicable after such reports are filed with, or furnished to, the United States Securities and Exchange Commission, or SEC. The SEC also maintains a website, www.sec.gov, which contains reports and other information regarding issuers that file electronically with the SEC. The public may read and copy any files with the SEC Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling 1-800-SEC-0330. The information contained on, or that can be accessed through, our website is not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our website are intended to be inactive textual references only.

Item 1A. Risk Factors.
Our operations and financial results are subject to various risks and uncertainties including those described below. You should consider carefully the risks and uncertainties described below, in addition to other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and related notes. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the following risks or others not specified below materialize, our business, financial condition and results of operations could be materially and adversely affected. In that case, the trading price of our Class A common stock could decline.
Risks Related to Our Business and Industry
Our recent growth may not be indicative of our future growth and, if we continue to grow, we may not be able to manage our growth effectively.
We have recently experienced a period of rapid growth in our headcount and operations. In particular, we grew from 173 employees as of December 31, 2011 to 859 employees as of December 31, 2017.  We have also significantly increased the size of our customer base over the last several years. We anticipate that we will continue to significantly expand our operations and headcount in the near term. Our growth has placed, and any future growth will place, a significant strain on our management, administrative, operational and financial infrastructure. Our success will depend in part on our ability to manage this growth effectively. To manage the expected growth of our operations and personnel, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. Failure to effectively manage our growth could result in difficulty or delays in deploying our platform to customers, declines in quality or customer satisfaction, increases in costs, difficulties in introducing new features or other operational difficulties. Any of these difficulties could adversely impact our business performance and results of operations.
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
We have experienced revenue growth with revenue of $176.7 million, $132.9 million and $111.2 million in 2017, 2016 and 2015, respectively. Although we have experienced rapid revenue growth historically, we may not continue to grow as rapidly in the future and our revenue growth rates may decline. Any success that we may experience in the future will depend in large part on our ability to, among other things:

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
In connection with our U.S. federal government contracts, we are also subject to government audits and review and approval of our policies, procedures and internal controls for compliance with contract terms, procurement regulations and applicable laws. In certain circumstances, if we do not comply with the terms of a contract or with regulations or statutes, we could be subject to contract termination or downward contract price adjustments or refund obligations, could be assessed civil or criminal penalties or could be debarred or suspended from obtaining future contracts for a specified period of time. Any such termination, adjustment, sanction, debarment or suspension could have an adverse effect on our business.
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
We primarily compete with low-code development platforms sold by companies such as salesforce.com, inc. and ServiceNow, Inc. We also compete with companies that provide business process management and case management software, including IBM, OpenText Corporation, Oracle Corporation, Pegasystems Inc. and SAP SE. Further, because our platform is used by our customers to create custom applications, there are software companies that offer commercial, off-the-shelf applications as well as custom software solutions that compete with us. For example, our platform is used by DISA to manage procurement processes and contract writing. Competing vendors offer software that specifically performs contract writing functionality, and we have on occasion lost competitive bids to those point solution vendors for contracts with DISA. In addition, large software and internet companies may seek to enter our primary markets.
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
Our platform, which can be deployed in the cloud, on-premises or using a hybrid approach, allows for the storage and transmission of our customers’ proprietary or confidential information, which may include trade secrets, personally identifiable information, personal health information and payment card information. Any actual or perceived unauthorized access to, or security breaches affecting, our platform or the information stored on or transmitted by our platform, including through unauthorized and/or malicious activity by one of our employees, could result in the loss of information, litigation, regulatory investigations, penalties, indemnity obligations and other costs, expenses and liability, which could exceed our existing insurance coverage and could result in a substantial financial loss. While we have security measures in place designed to protect customer information and prevent data loss and other security breaches, there can be no assurance that these measures will be effective in protecting against unauthorized access to our platform or our customers’ information. Similarly, if cyber incidents, such as phishing attacks, viruses, denial of service attacks, malware installation, server malfunction, software or hardware failures, loss of data or other computer assets, adware, or other similar issues, impair the integrity or availability of our systems by affecting our data, or reducing access to or shutting down one or more of our computing systems or our IT network, we may be subject to negative treatment by our customers, our business partners, the press, and the public at large. Further, because the techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Additionally, we may be subject to attacks on our networks or systems or attempts to gain unauthorized access to our proprietary or confidential information or other data we or our vendors maintain, such as data about our employees. Such attacks and other breaches of security may occur as a result of malicious attacks, human error, social engineering, or other causes. Any actual or perceived breach of our security measures or failure to adequately protect our customers’ or our confidential or proprietary information could negatively affect our ability to attract new customers, cause existing customers to elect to not renew their subscriptions to our software or result in reputational damage, any of which could adversely affect our operating results.
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
Our customer base is concentrated. For example, during the years ended December 31, 2017, 2016 and 2015, revenue from U.S. federal government agencies represented 15%, 26% and 33% of our total revenue, respectively, and the top three U.S. federal government customers generated 8%, 18% and 21% of our total revenue for the years ended December 31, 2017, 2016 and 2015, respectively. Further, nearly 10% of our subscription customers spent more than $1 million on our software in 2017. If we were to lose one or more of our significant customers, our revenue may significantly decline. In addition, revenue from significant customers may vary from period to period depending on the timing of renewing existing agreements or entering into new agreements. The loss of one or more of our significant customers could adversely affect our business, results of operations and financial condition.
In addition, due to our dependence on a limited number of customers, we face a concentration of credit risk. As of December 31, 2017, one customer accounted for 7.0% of our accounts receivable. In the case of insolvency by one of our significant customers, accounts receivable with respect to that customer might not be collectible, might not be fully collectible, or might be collectible over longer than normal terms, each of which could adversely affect our financial condition.

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
We generated net losses of $31.0 million, $12.5 million and $7.0 million in 2017, 2016 and 2015, respectively. As of December 31, 2017, we had an accumulated deficit of $96.2 million. We will need to generate and sustain increased revenue levels in future periods in order to achieve or sustain profitability in the future. We also expect our costs to increase in future periods, which could negatively affect our future operating results if our revenue does not increase commensurately. For example, we intend to continue to expend significant funds to expand our sales and marketing operations, develop and enhance our platform, meet the increased compliance requirements associated with our operation as a public company, and expand into new markets. Our efforts to grow our business may be more costly than we expect, and we may not be able to increase our revenue enough to offset our higher operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described in this Annual Report on Form 10-K, and unforeseen expenses, difficulties, complications and delays and other unknown events. If we are unable to achieve and sustain profitability, our stock price may significantly decrease.
Our future quarterly results of operations may fluctuate significantly due to a wide range of factors, which makes our future results difficult to predict.
Our revenue and results of operations have historically varied from period to period, and we expect that they will continue to do so as a result of a number of factors, many of which are outside of our control, including:

•	the level of demand for our platform and our professional services;

•	the rate of renewal of subscriptions with, and extent of sales of additional subscriptions to, existing customers;

•	large customers failing to renew their subscriptions;

•	the size, timing and terms of our subscription agreements with existing and new customers, including revenue recognition issues raised by multiple element arrangements;

•	the timing and growth of our business, in particular through our hiring of new employees and international expansion;

•	the timing of our adoption of new or revised accounting pronouncements applicable to public companies and the impact on our results of operations;

•	the introduction of new products and product enhancements by existing competitors or new entrants into our market, and changes in pricing for solutions offered by us or our competitors;

•	network outages, security breaches, technical difficulties or interruptions with our platform;

•	changes in the growth rate of the markets in which we compete;

•	the mix of subscriptions to our platform and professional services sold during a period;

•	customers delaying purchasing decisions in anticipation of new developments or enhancements by us or our competitors or otherwise;

•	changes in customers’ budgets;

•	seasonal variations related to sales and marketing and other activities, such as expenses related to our customers;

•	our ability to increase, retain and incentivize the strategic partners that market and sell our platform;

•	our ability to control costs, including our operating expenses;

•	our ability to hire, train and maintain our direct sales force;

•	unforeseen litigation and intellectual property infringement;

•	fluctuations in our effective tax rate; and

•	general economic and political conditions, both domestically and internationally, as well as economic conditions specifically affecting industries in which our customers operate.
Any one of these or other factors discussed elsewhere in this Annual Report on Form 10-K or the cumulative effect of some of these factors may result in fluctuations in our revenue and operating results, meaning that quarter-to-quarter comparisons of our revenue, results of operations and cash flows may not necessarily be indicative of our future performance and may cause us to miss our guidance and analyst expectations and may cause our stock price to decline.
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
We may not be able to shift our revenue towards subscriptions and away from professional services.
Currently, our revenue is nearly evenly divided between subscriptions and professional services revenue. Our strategic focus has been to grow subscriptions revenue faster than professional services revenue because our marginal costs in delivering our subscriptions are lower than the marginal costs of delivering professional services. A shift in revenue towards subscriptions therefore results in a higher overall gross profit margin. From 2014 through 2016, the proportion of our revenue attributable to subscriptions increased as a proportion of our total revenue, thereby increasing our overall gross profit margin during such period. Although the proportion of our revenue attributable to subscriptions for the year ended December 31, 2017 decreased slightly from such amount for the year ended December 31, 2016, we intend to continue focusing on growing subscriptions revenue faster than professional services revenue in the future.
There can be no guarantee that we will successfully shift our revenue towards subscriptions and away from professional services in the future. Our customers may demand more professional services from us, or demand for our subscriptions may grow slower than demand for our professional services. Should we fail to shift our revenue towards subscriptions our earnings may suffer and our stock price may decline.
We previously identified a material weakness in our internal control over financial reporting, and if we are unable to achieve and maintain effective internal control over financial reporting, this could have a material adverse effect on our business.
We produce our consolidated financial statements in accordance with the requirements of accounting principles generally accepted in the United States, or U.S. GAAP. Effective internal controls are necessary for us to provide reliable financial reports to help mitigate the risk of fraud and to operate as a publicly traded company. Prior to our initial public offering, or IPO, we were a private company with limited accounting personnel and other resources with which to address our internal controls and procedures. Our independent registered public accounting firm identified a material weakness and a significant deficiency in our internal controls over financial reporting in connection with the audit of our financial statements for the year ended December 31, 2015. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A “significant deficiency” is a deficiency or a combination of deficiencies in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting.
The material weakness that our independent registered public accounting firm identified related to our revenue recognition related to certain multiple element arrangements in which the controls over the review of transactions that included fixed fee professional services sold with term or perpetual license agreements failed to ensure the resulting revenue recognition was consistent with applicable guidance. This material weakness resulted in the restatement of our 2013 and 2014 financial statements, with approximately $2.4 million in revenue previously recognized in 2013 being deferred until 2014 and beyond and $1.9 million in revenue previously recognized in 2014 being deferred until 2015 and beyond. In addition, the significant deficiency involved lack of oversight to system administrative rights granted to non-IT personnel to our financial reporting systems. We took steps to remediate the material weakness and significant deficiency, including hiring additional accounting staff members that are proficient in revenue recognition accounting, including a manager of revenue recognition and an assistant controller, consulting with outside professional accountants on revenue recognition issues, adding internal controls related to revenue recognition and limiting administrative access rights to our financial reporting systems. In 2017, we further enhanced our controls by hiring a vice president of revenue recognition. We believe that as of December 31, 2017, this previous material weakness and significant deficiency were fully remediated.
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
We generally sell our software on a per-user basis. We expect that we may need to change our pricing model from time to time. As competitors introduce new products that compete with ours or reduce their prices, we may be unable to attract new customers or retain existing customers based on our historical pricing. We also must determine the appropriate price to enable us to compete effectively internationally. Moreover, mid- to large-size enterprises may demand substantial price discounts as part of the negotiation of sales contracts. As a result, we may be required or choose to reduce our prices or change our pricing model, which could adversely affect our business, operating results and financial condition.
If the estimates and assumptions we have used to calculate the size of our target market are inaccurate, our future growth rate may be limited.
We have estimated the size and potential growth of our target market based on data published by third parties and on internally generated data and assumptions. We have not independently verified any third-party information and cannot assure you of its accuracy or completeness. While we believe our market size and growth information is generally reliable, such information is inherently imprecise. In addition, our projections, assumptions and estimates of future opportunities within our target market are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described in this Annual Report on Form 10-K. If third-party or internally generated data prove to be inaccurate or we make errors in our assumptions based on that data, our future growth rate may be limited. In addition, these inaccuracies or errors may cause us to misallocate capital and other business resources, which could harm our business.
Even if our target market meets our size estimates and experiences the forecasted growth, we may not grow our business at similar rates, or at all. Our growth is subject to many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties. Accordingly, the forecasts of market growth included in this Annual Report on Form 10-K should not be taken as indicative of our future growth.
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
We derive, and expect to increasingly derive in the future, a substantial portion of our revenue from the sale of software subscriptions. For 2017, 2016 and 2015, approximately 52%, 53% and 48%, respectively, of our total revenue was subscriptions, software and support revenue. The market for our platform is still evolving, and competitive dynamics may cause pricing levels to change as the market matures and as existing and new market participants introduce new types of solutions and different approaches to enable customers to address their needs. As a result, we may be forced to reduce the prices we charge for software and may be required to offer terms less favorable to us for new and renewing agreements.

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
We believe our success has depended, and continues to depend, on the efforts and talents of our senior management team, particularly Matthew Calkins, our founder and Chief Executive Officer, and our highly skilled team members, including our sales personnel, professional services personnel, cloud engineering and support personnel and software engineers. We do not maintain key man insurance on any of our executive officers or key employees other than Mr. Calkins. From time to time, there may be changes in our senior management team resulting from the termination or departure of our executive officers and key employees. Our senior management and key employees are employed on an at-will basis, which means that they could terminate their employment with us at any time. Many of our executive officers and key employees receive equity compensation as a significant portion of their overall compensation package. A substantial decrease in the market price of our Class A common stock would effectively reduce the compensation of such persons and could increase the risk that they depart the Company. The loss of any of our senior management or key employees, particularly Mr. Calkins, could adversely affect our ability to build on the efforts they have undertaken and to execute our business plan, and we may not be able to find adequate replacements. We cannot ensure that we will be able to retain the services of any members of our senior management or other key employees.
Our ability to successfully pursue our growth strategy also depends on our ability to attract, motivate and retain our personnel. Competition for well-qualified employees in all aspects of our business, including sales personnel, professional services personnel, cloud engineering and support personnel and software engineers, is intense. Our recruiting efforts focus on elite universities and our primary recruiting competition are well-known, high-paying firms. Our continued ability to compete effectively depends on our ability to attract new employees and to retain and motivate existing employees. Further, a small portion of our employees are immigrants to the United States or foreign nationals holding visas. If immigration to the United States is further restricted by the federal government, we might lose existing employees who are unable to remain in the United States and our pool of qualified applicants might also be diminished, thereby hampering our recruiting efforts. If we do not succeed in attracting well-qualified employees or retaining and motivating existing employees, our business would be adversely affected.
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

If our platform fails to perform properly or there are defects or disruptions in the rollout of our platform updates or enhancements, our reputation could be adversely affected, our market share could decline and we could be subject to liability claims.
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
We also provide frequent incremental releases of software updates and functional enhancements to our platform. Despite extensive pre-release testing, such new versions occasionally contain undetected errors when first introduced or released. We have, from time to time, found errors in our software, and new errors in our existing software may be detected in the future. Since our customers use our software for important aspects of their business, any errors, defects, disruptions in our platform or other performance problems with our solution could hurt our reputation and may damage our customers’ businesses. If that occurs, our customers may delay or withhold payment to us, elect not to renew, make service credit claims, warranty claims or other claims against us, and we could lose future sales. The occurrence of any of these events could result in an increase in our bad debt expense, an increase in collection cycles for accounts receivable, decreased future revenue and earnings, require us to increase our warranty provisions or incur the risk or expense of litigation.
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
A component of our growth strategy involves the further expansion of our operations and customer base internationally. In 2017, 2016 and 2015, revenue generated from customers outside the United States was 27%, 20% and 20%, respectively, of our total revenue. We currently have international offices in the United Kingdom, continental Europe and Australia, which focus primarily on selling and implementing our platform in those regions. In the future, we may expand to other international locations. Our current international operations and future initiatives will involve a variety of risks, including:

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
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition, income taxes and the related valuation allowance, stock-based compensation and fair value measurements for our previously outstanding preferred stock warrant. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our Class A common stock.

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
In the United States, these include rules and regulations promulgated under the authority of the Federal Trade Commission, the Electronic Communications Privacy Act, Computer Fraud and Abuse Act, the Health Insurance Portability and Accountability Act of 1996, the Gramm Leach Bliley Act and state laws relating to privacy and data security. Internationally, the European Union has adopted a General Data Protection Regulation that will take effect in May 2018 and virtually every jurisdiction in which we operate has established its own data security and privacy legal framework with which we or our customers must comply. Since we are agnostic as to the data uploaded into our cloud offering by our cloud offering customers or processed by our platform in on-premises deployments, we may be hosting or otherwise processing substantial amounts of individually identifiable health information and other types of personally identifiable information.
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
As of December 31, 2017, we had two issued patents relating to our SAIL technology and two patent applications pending in the United States relating to our platform. We cannot assure you that any patents will issue from any patent applications, that patents that issue from such applications will give us the protection that we seek or that any such patents will not be challenged, invalidated or circumvented. Any patents that may issue in the future from our pending or future patent applications may not provide sufficiently broad protection and may not be enforceable in actions against alleged infringers. Obtaining and enforcing software patents in the United States is becoming increasingly challenging. Any patents we have obtained or may obtain in the future may be found to be invalid or unenforceable in light of recent and future changes in the law. We have registered the “Appian” name and logo in the United States and certain other countries. We have registrations and/or pending applications for additional marks in the United States; however, we cannot assure you that any future trademark registrations will be issued for pending or future applications or that any registered trademarks will be enforceable or provide adequate protection of our proprietary rights. We also license software from third parties for integration into our software, including open source software and other software available on commercially reasonable terms. We cannot assure you that such third parties will maintain such software or continue to make it available.
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
As a multinational organization, we may be subject to taxation in several jurisdictions around the world with increasingly complex tax laws and the amount of taxes we pay in these jurisdictions could increase substantially as a result of changes in the applicable tax principles, including increased tax rates, new tax laws or revised interpretations of existing tax laws and precedents, which could have a material adverse effect on our liquidity and operating results. For example, we continue to maintain a full valuation allowance on the deferred tax assets of our subsidiary in Switzerland as we determined that it was not more likely than not that we would be able to realize a benefit from the gross net operating loss at that subsidiary. Based on our cumulative operating results as of December 31, 2017, and assessment of our expected future results of operations, we determined that it was not more-likely-than not that we would be able to realize the deferred tax assets prior to expiration.
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
As of December 31, 2017, we had federal and state net operating loss carryforwards, or NOLs, at Appian Corporation of $25.3 million and $25.3 million, respectively, available to offset future taxable income, which substantially expire in 2037 if not utilized. A lack of future taxable income would adversely affect our ability to utilize these NOLs before they expire. Under the provisions of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, substantial changes in our ownership may limit the amount of pre-change NOLs that can be utilized annually in the future to offset taxable income. Section 382 of the Internal Revenue Code, or Section 382, imposes limitations on a company’s ability to use NOLs if a company experiences a more-than-50-percent ownership change over a three-year testing period. Based upon our analysis as of December 31, 2017, we have determined that we do not expect these limitations to impair our ability to use our NOLs prior to expiration. However, if changes in our ownership occur in the future, our ability to use our NOLs may be further limited. For these reasons, we may not be able to utilize a material portion of the NOLs, even if we achieve profitability.
As of December 31, 2017, we also had foreign NOLs of $35.7 million, primarily at Appian Software Switzerland. These NOLs will substantially expire in 2024, if unused. If we are limited in our ability to use our NOLs in future years in which we have taxable income, we will pay more taxes than if we were able to fully utilize our NOLs. This could adversely affect our operating results and the market price of our Class A common stock.
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

On December 22, 2017, U.S. Federal tax reform was enacted with the signing of the Tax Cuts and Jobs Act, or the TCJA. Notable provisions of the TCJA include significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits.
While the changes from the TCJA are generally effective beginning in 2018, U.S. GAAP accounting for income taxes requires the effect of a change in tax laws or rates to be recognized in income from continuing operations for the period that includes the enactment date. Due to the complexities involved in accounting for the enactment of the TCJA, the Securities and Exchange Commission Staff Accounting Bulletin No. 118, or SAB No. 118, allows us to record provisional amounts in earnings for the year ended December 31, 2017. Where reasonable estimates can be made, the provisional accounting should be based on such estimates. When no reasonable estimate can be made, the provisional accounting may be based on the tax law in effect before the TCJA. We are required to complete our tax accounting for the TCJA in the period when we have obtained, prepared, and analyzed the information to complete the income tax accounting.
We have not completed our accounting for the tax effects of enactment of the TCJA; however, as we describe in Note 6 to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K, we have made reasonable estimates of the effects of the TCJA on our consolidated financial statements which are included as a component of income tax expense.
The U.S. Department of Treasury has broad authority to issue regulations and interpretative guidance that may significantly impact how we will apply the law and impact our results of operations in the period issued. As additional regulatory guidance is issued by the applicable taxing authorities, as accounting treatment is clarified, as we perform additional analysis on the application of the law, and as we refine estimates in calculating the effect, our final analysis, which will be recorded in the period completed, may be different from our current provisional amounts, which could materially affect our tax obligations and effective tax rate.
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
Certain of our customers use our platform to create applications that ensure secure communications given the nature of the content being distributed and associated applicable regulatory requirements. Governmental and other customers may also require our platform to comply with certain privacy, security and other certifications and standards. Our cloud platform holds various security certifications from government agencies and industry organizations, including the Federal Risk and Authorization Management Program compliance, and meets the Payment Card Industry Data Security Standard and the United States Health Insurance Portability and Accountability Act standard. Governments and industry organizations may also adopt new laws, regulations or requirements, or make changes to existing laws or regulations, that could impact the demand for, or value of, our applications, such as the General Data Protection Regulations adopted by the European Union that will take effect in May 2018. If we fail to maintain our current security certifications and/or to continue to meet security standards, or if we are unable to adapt our platform to changing legal and regulatory standards or other requirements in a timely manner, our customers may lose confidence in our platform and our business could be negatively impacted.
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
The market price of our Class A common stock may be highly volatile and may fluctuate substantially as a result of a variety of factors, some of which are related in complex ways. Since shares of our Class A common stock were sold in our IPO in May 2017 at a price of $12.00 per share, our stock price has ranged from an intraday low of $14.60 to an intraday high of $43.26 through February 20, 2018. Factors that may affect the market price of our Class A common stock include:

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
An active public trading market may not be sustained.
Prior to the completion of our IPO in May 2017, no public market for our Class A common stock existed. An active public trading market for our Class A common stock may not be sustained. The lack of an active market may impair your ability to sell your shares of Class A common stock at the time you wish to sell them or at a price that you consider reasonable. The lack of an active market may also reduce the fair value of your shares. An inactive market may also impair our ability to raise capital to continue to fund operations by selling shares and may impair our ability to acquire other companies or technologies by using our shares as consideration.
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
As of December 31, 2017, there were 6,999,387 shares of Class B common stock and 11,500 shares of Class A common stock subject to outstanding options and 731,975 shares of Class A common stock to be issued upon the vesting of outstanding restricted stock units. We have registered all of the shares of Class A common stock issuable (i) upon conversion of the shares of Class B common stock issuable upon exercise of outstanding options, (ii) upon the exercise of outstanding options, (iii) upon the vesting of outstanding restricted stock units and (iv) upon exercise of settlement of any options or other equity incentives we may grant in the future, for public resale under the Securities Act of 1933, as amended, or the Securities Act. Accordingly, these shares may be freely sold in the public market upon issuance as permitted by any applicable vesting requirements, subject to the lock-up agreements described above and compliance with applicable securities laws.
As of December 31, 2017, holders of approximately 14 million shares of Class B common stock have rights, subject to some conditions, to require us to file registration statements for the public resale of the Class A common stock issuable upon conversion of such shares or to include such shares in registration statements that we may file for ourselves or other stockholders.
The sale of shares of our Class A common stock by a single large stockholder could cause the market price of our Class A common stock to decline.
Approximately 37% of our publicly traded Class A common stock is held by a single stockholder. Should this stockholder elect to sell all or a significant portion of its shares of our Class A common stock, the market price of our Class A common stock and our ability to raise capital through the sale of additional equity securities could be negatively affected. We cannot predict the effect that such a sale may have on the prevailing market price of our Class A common stock.
The dual class structure of our common stock and the existing ownership of capital stock by Matthew Calkins, our founder and Chief Executive Officer, has the effect of concentrating voting control with Mr. Calkins for the foreseeable future, which will limit your ability to influence corporate matters.
Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. Given the greater number of votes per share attributed to our Class B common stock, our Class B stockholders collectively beneficially own shares representing approximately 97% of the voting power of our outstanding capital stock as of December 31, 2017. Further, Mr. Calkins, our founder and Chief Executive Officer, together with his affiliates, collectively beneficially own shares representing approximately 58% of the voting power of our outstanding capital stock as of December 31, 2017. Consequently, Mr. Calkins, together with his affiliates, is able to control a majority of the voting power even if their stock holdings represent as few as approximately 40% of the outstanding number of shares of our common stock. This concentrated control will limit your ability to influence corporate matters for the foreseeable future. For example, Mr. Calkins will be able to control elections of directors, amendments of our certificate of incorporation or bylaws, increases to the number of shares available for issuance under our equity incentive plans or adoption of new equity incentive plans and approval of any merger or sale of assets for the foreseeable future. This concentrated control could also discourage a potential investor from acquiring our Class A common stock due to the limited voting power of such stock relative to the Class B common stock and might harm the market price of our Class A common stock. In addition, Mr. Calkins has the ability to control the management and major strategic investments of our company as a result of his position as our Chief Executive Officer and his ability to control the election or replacement of our directors. As a board member and officer, Mr. Calkins owes a fiduciary duty to our stockholders and must act in good faith in a manner he reasonably believes to be in the best interests of our stockholders. However, as a stockholder, even a controlling stockholder, Mr. Calkins is entitled to vote his shares, and shares over which he has voting control, in his own interests, which may not always be in the interests of our stockholders generally.
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
We have commenced the costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404, and we may not be able to complete our evaluation, testing and any required remediation in a timely fashion. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts. For example, we are currently replacing our financial accounting system in order to better perform the evaluation needed to comply with Section 404. We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and compile the system and process documentation necessary to perform the evaluation needed to comply with Section 404. If the new accounting system is not successfully implemented or we encounter other difficulties we might incur significant unexpected expenses in order to perform the Section 404 evaluation.
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

Item 1B. Unresolved Staff Comments.
Not applicable.

Item 2. Properties.
Our corporate headquarters occupies approximately 75,000 square feet in Reston, Virginia under an operating lease that expires in July 2021. We also lease space in the United Kingdom, France, Germany, Canada, Italy, Australia and the Netherlands under operating lease agreements with various expiration dates through 2026.
We believe that our current facilities are suitable and adequate to meet our current needs. We intend to add new facilities or expand existing facilities as we add employees, and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations.

Item 3. Legal Proceedings.
From time to time we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. We are not presently a party to any legal proceedings that, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, financial condition or cash flows. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management time and resources and other factors.

Item 4. Mine Safety Disclosures.
Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our Class A common stock has been listed on the Nasdaq Global Market under the symbol "APPN" since May 25, 2017. Prior to that date, there was no public trading market for our common stock. Our initial public offering was priced at $12.00 per share on May 24, 2017.
The following table set forth the reported high and low sales prices of our Class A common stock for the periods indicated, as quoted on the Nasdaq Global Market:

Year Ended December 31, 2017:	High	Low
Second quarter (from May 25, 2017 to June 30, 2017)	$19.58	$15.01
Third Quarter	$28.46	$17.63
Fourth Quarter	$33.60	$19.69
Our Class B common stock is not listed or traded on any stock exchange.
As of February 12, 2018, there were 20 holders of record of our Class A common stock and 92 holders of record of our Class B common stock. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
Dividends
We have never declared or paid, and do not anticipate declaring or paying in the foreseeable future, any cash dividends on our common stock. Any future determination as to the declaration and payment of dividends, if any, will be at the discretion of our board of directors, subject to applicable laws, and will depend on then existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects and other factors our board of directors may deem relevant.
Stock Performance Graph
This section is not deemed "filed" with the SEC and shall not be deemed incorporated by reference into any of our other filings under the Exchange Act or the Securities Act, irrespective of any general incorporation language in any such filing.
The following graph shows a comparison from May 25, 2017 (the date our Class A common stock commenced trading on the Nasdaq Global Market) through December 31, 2017 of the cumulative total return for an investment of $100 in our Class A common stock, the Nasdaq Global Market Composite Index and the Nasdaq Computer Index. Data for the Nasdaq Global Market Composite Index and the Nasdaq Computer Index assume reinvestment of dividends.
The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

i

COMPARISON OF CUMULATIVE TOTAL RETURN
Among Appian Corporation, the Nasdaq Global Market Composite Index and the Nasdaq Computer Index

Company/Index	May 25, 2017	May 31, 2017	June 30, 2017	July 31, 2017	August 31, 2017	September 30, 2017	October 31, 2017	November 30, 2017	December 31, 2017
Appian Corporation	$100.00	$117.59	$120.92	$130.31	$152.50	$189.61	$153.90	$146.70	$209.73
Nasdaq Global Market Composite	100.00	98.76	105.12	104.62	106.14	112.43	110.73	113.68	117.68
Nasdaq Computer	100.00	99.87	96.18	100.73	104.10	104.59	113.09	113.70	113.49
Recent Sales of Unregistered Securities
On May 26, 2017, a holder net exercised a warrant, resulting in the issuance of 79,363 shares of Class B common stock. The issuance of such shares of Class B common stock was exempt from registration under Section 3(a)(9) of the Securities Act.
Use of Proceeds from Public Offering of Common Stock
On May 31, 2017, we closed our IPO of 7,187,500 shares of our Class A common stock at an offering price of $12.00 per share, including 937,500 shares pursuant to the underwriters’ option to purchase additional Class A shares, resulting in gross proceeds to us of $86.3 million. All of the shares issued and sold in our IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-217510), which was declared effective by the SEC on May 24, 2017. Morgan Stanley & Co. LLC, Goldman Sachs & Co. LLC, Barclays Capital Inc., Pacific Crest Securities, a division of KeyBanc Capital Markets Inc., Canaccord Genuity Inc. and Cowen and Company, LLC acted as underwriters for the offering. The offering commenced on May 24, 2017 and did not terminate before all of the securities registered in the registration statement were sold.
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
As of December 31, 2017, all expenses incurred in connection with our IPO had been paid.
Purchase of Equity Securities by the Issuer and Affiliated Purchases
None.
Securities Authorized for Issuance Under Equity Compensation Plans
Information about securities authorized for issuance under our equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report on Form 10-K.

Item 6. Selected Financial Data.
The following selected historical financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and the related notes appearing in Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K to fully understand the factors that may affect the comparability of the information presented below.
The selected consolidated financial data in this section are not intended to replace the consolidated financial statements and are qualified in their entirety by the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.
The following selected consolidated statements of operations data for the years ended December 31, 2017, 2016, and 2015, and the consolidated balance sheet data as of December 31, 2017 and 2016, have been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for the year ended December 31, 2014 and the consolidated balance sheet data as of December 31, 2015 and 2014 have been derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K.

	Year Ended December 31,
	2017	2016	2015	2014
	(in thousands, except share and per share data)
Revenue:
Subscriptions, software and support	$91,514	$69,972	$53,207	$37,076
Professional services	85,223	62,951	57,997	51,920
Total revenue	176,737	132,923	111,204	88,996
Cost of revenue(1):
Subscriptions, software and support	9,379	7,437	6,079	4,273
Professional services	55,218	42,686	42,402	32,524
Total cost of revenue	64,597	50,123	48,481	36,797
Gross profit	112,140	82,800	62,723	52,199
Operating expenses(1):
Sales and marketing	81,966	54,137	38,300	29,088
Research and development	34,835	22,994	16,750	13,488
General and administrative	27,150	17,039	12,515	23,373
Total operating expenses	143,951	94,170	67,565	65,949
Operating loss	(31,811)	(11,370)	(4,842)	(13,750)
Other (income) expense:
Other (income) expense, net	(2,038)	1,792	1,579	2,086
Interest (income) expense	473	982	188	19
Total other (income) expense	(1,565)	2,774	1,767	2,105
Net loss before income taxes	(30,246)	(14,144)	(6,609)	(15,855)
Income tax expense (benefit)	761	(1,683)	378	1,204
Net loss	(31,007)	(12,461)	(6,987)	(17,059)
Accretion of dividends on convertible preferred stock(2)	357	857	861	856
Net loss attributable to common stockholders	$(31,364)	$(13,318)	$(7,848)	$(17,915)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.63)	$(0.39)	$(0.23)	$(0.50)
Weighted average common shares outstanding(3):
Basic and diluted	49,529,833	34,274,718	34,274,718	35,717,803
(1)    Includes stock-based compensation expense below. For the years ended December 31, 2016, 2015 and 2014, no stock-based compensation expense was recognized because a qualifying event had not yet occurred.

	Year Ended December 31,
	2017	2016	2015	2014
	(in thousands)
Cost of revenue
Subscriptions, software and support	$575	$—	$—	$—
Professional services	1,295	—	—	—
Operating expenses
Sales and marketing	3,233	—	—	—
Research and development	2,822	—	—	—
General and administrative	5,051	—	—	—
Total stock-based compensation expense	$12,976	$—	$—	$—
(2)     See Note 8 to our consolidated financial statements appearing in Item 8 for further details on the calculation of accretion of preferred stock to redemption value and basic and diluted net loss per share attributable to common stockholders.
(3)    Immediately prior to the completion of our IPO on May 31, 2017, 18.2 million shares of convertible preferred stock were converted and reclassified to Class B common stock. In addition, immediately prior to the completion of the IPO,  a warrant to purchase 84,360 shares of convertible preferred stock was converted to a warrant to purchase 84,360 shares of Class B common stock, and 79,363 shares of our Class B common stock was issued upon the net exercise of this warrant.

	As of December 31,
	2017	2016	2015	2014
	(in thousands)
Consolidated Balance Sheet Data:
Cash	$73,758	$31,143	$31,393	$24,991
Working capital	50,107	12,365	19,463	13,166
Total assets	161,052	102,738	83,400	65,448
Total deferred revenue	89,087	70,108	53,110	34,288
Total debt	—	20,000	10,000	—
Convertible preferred stock	—	55,415	54,558	53,577
Total stockholders' equity (deficit)	45,524	(63,492)	(50,533)	(42,723)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those contained in or implied by any forward-looking statements. Factors that could cause or contribute to these differences include those under “Risk Factors” included in Part I, Item 1A or in other parts of this Annual Report on Form 10-K.
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
As of December 31, 2017, we had 356 customers in a wide variety of industries, of which 285 customers were commercial and 71 customers were government or non-commercial entities. Our customers include financial services, healthcare, government, telecommunications, media, energy, manufacturing and transportation organizations. Generally, our sales force targets its efforts to organizations with over 2,000 employees and $2 billion in annual revenue. As of December 31, 2017, 29% of our commercial customers were Global 2000 organizations and included 44 Fortune 500 companies. Revenue from government agencies represented 15.4%, 26.2% and 32.7% of our total revenue in 2017, 2016 and 2015, respectively. No single end-customer accounted for more than 10% of our total revenue in 2017, 2016 or 2015.
Our platform is designed to be natively multi-lingual to facilitate collaboration and address challenges in multi-national organizations. We offer our platform globally. In 2017, 2016 and 2015, 27.0%, 19.5% and 19.9%, respectively, of our total revenue was generated from customers outside of the United States. As of December 31, 2017, we operated in 11 countries. We believe that we have a significant opportunity to grow our international footprint. We are investing in new geographies, including through investment in direct and indirect sales channels, professional services and customer support and implementation partners.

We have experienced strong revenue growth, with revenue of $176.7 million, $132.9 million and $111.2 million in 2017, 2016 and 2015, respectively. Our subscription revenue was $82.8 million, $60.0 million and $41.5 million in 2017, 2016 and 2015, respectively.
We have invested in developing our platform, expanding our sales and marketing and research and development capabilities, and providing general and administrative resources to support our growth. We intend to continue to invest in our business to take advantage of our market opportunity. As a result, we incurred net losses of $31.0 million, $12.5 million and $7.0 million in 2017, 2016 and 2015, respectively. We also had operating cash flows of $(9.1) million, $(7.8) million and $(2.1) million in 2017, 2016 and 2015, respectively.
Recent Developments
In November 2017, we completed a secondary offering pursuant to which stockholders sold an aggregate of 4,370,000 shares of Class A common stock at a price of $20.25 per share, including 570,000 shares pursuant to the underwriters' option to purchase additional Class A shares. We did not receive any proceeds from the sale of the shares of our Class A common stock offered in the secondary offering.
Our Business Model
Our business model focuses on maximizing the lifetime value of customer relationships, which is a function of the duration of a customer’s deployment of Appian as well as the price and number of subscriptions of Appian that a customer purchases. The costs we incur with respect to any customer may exceed revenue from that customer in earlier periods because we generally recognize costs associated with customer acquisition faster than we generate and recognize the associated revenue. We incur significant customer acquisition costs, including expenses associated with hiring new sales representatives, who generally take more than one year to become productive given the length of our sales cycle, and marketing costs, all of which are expensed as incurred. Our customer contract terms vary from one to five years, with an average length of three years, with most providing for payment in advance on an annual, quarterly or monthly basis, and we recognize subscription revenue ratably over the term of the subscription period.
At the same time, we believe that the costs we incur to retain customers and drive additional purchases of software are lower than our customer acquisition costs on a relative basis. Over time, we expect a large portion of our customers to renew their subscriptions and purchase additional subscriptions as they continue to build more applications and add more users to our platform. Over the last three completed fiscal years, we had an average subscription renewal rate of 95%. We calculate our subscription renewal rate by dividing (i) the subscription revenue from renewing customers in the current 12-month period that were customers during the entirety of the prior 12-month period, giving effect to price increases but excluding additional subscriptions for additional users, or upsells, by (ii) our subscription revenue from all customers in the corresponding prior 12-month period that were customers during the entirety of such prior 12-month period. For example, to obtain our subscription renewal rate for the 12-month period ended December 31, 2017, we identified the amount of subscription revenue in 2017 from customers that were our customers for all of 2016, and subtracted the amount of upsells to such customers in 2017. We then divided the balance of 2017 subscription revenue from such customers by all subscription revenue generated in 2016 from customers that were customers for the entirety of 2016. With respect to the average for our last three completed fiscal years, we calculated the average of the three applicable 12-month periods. We also expect the proportion of annual revenue from existing customers to grow relative to annual revenue from new customers. We believe this mix shift over time will have a positive impact on our operating margins, as we expect the percentage of revenue spent on sales and marketing to decline.
We measure the effectiveness of our business model by comparing the lifetime value of our customer relationships to our customer acquisition costs. We calculate lifetime customer value as (1) average gross margin multiplied by average subscription and maintenance and support revenue from customers for a given month divided by (2) the average percentage of monthly recurring revenue that did not renew in each month for the previous 12 months. We then divide this calculated lifetime customer value by our customer acquisition cost, which is the total sales and marketing expense incurred during the corresponding month. On a rolling twelve month basis, we estimate that for each of 2017, 2016 and 2015 the average lifetime value of a customer has exceeded 7x the associated average cost of acquiring them.
Key Factors Affecting Our Performance
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

•
Growth of Our Customer Base. We believe we have a substantial opportunity to grow our customer base. We define a customer as an entity with an active subscription or maintenance and support contract related to a perpetual software license as of the specified measurement date. To the extent we contract with one or more entities under common control, we count those entities as separate customers. We have aggressively invested, and intend to continue to invest, in our sales force in order to drive sales to new customers. In particular, we have recently made, and plan to continue to make, investments to enhance the expertise of our sales and marketing organization within our key industry verticals of financial services, healthcare and government. In addition, we have established relationships with strategic partners who work with organizations undergoing digital transformations. We had a total customer count of 356, 280 and 266 as of December 31, 2017, 2016 and 2015, respectively, which includes customers with active software subscription agreements or with maintenance and support contracts, and our number of customers with active software subscription agreements was 291, 206 and 178 as of December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017, 29% of our commercial customers were Global 2000 organizations and included 44 Fortune 500 companies. Our ability to continue to grow our customer base is dependent, in part, upon our ability to compete within the increasingly competitive markets in which we participate.

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

•
Mix of Subscription and Professional Services Revenue. We believe our professional services have driven customer success and facilitated the adoption of our platform by customers. During the initial period of deployment by a customer, we generally provide a greater amount of support in building applications and training than later in the deployment, with a typical engagement extending from two to six months. At the same time, many of our customers have historically purchased subscriptions only for a limited set of their total potential end users. As a result of these factors, the proportion of total revenue for a customer associated with professional services is relatively high during the initial deployment period. Over time, as the need for professional services associated with user deployments decreases and the number of end users increases, we expect the mix of total revenue to shift more toward subscription revenue. In addition, we intend to further grow our base of strategic partners to provide broader customer coverage and solution delivery capabilities. These partners perform professional services with respect to any new service contracts they sign. As we expand the network of strategic partners, we expect the proportion of our total revenue from subscriptions to increase over time relative to professional services. In 2017, 2016 and 2015, 51.8%, 52.6% and 47.8% of our revenue, respectively, was derived from sales of subscriptions, software and support, while the remaining 48.2%, 47.4% and 52.2%, respectively, was derived from the sale of professional services.

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

Key Metrics
We monitor the following metrics to help us measure and evaluate the effectiveness of our operations (dollars in thousands):

	Year Ended December 31,
	2017	2016	2015
Subscription Revenue	$82,771	$59,993	$41,497

	As of December 31,
	2017	2016	2015
Subscription Revenue Retention Rate	122%	112%	128%
Subscription Revenue
Subscription revenue is a portion of our revenue contained in the subscriptions, software and support revenue line of our consolidated statements of operations, and includes (1) software as a service, or SaaS, subscriptions bundled with maintenance and support and hosting services, and (2) term license subscriptions bundled with maintenance and support. As we generally sell our software on a per-user basis, our subscription revenue for any customer is primarily determined by the number of users who access and utilize the applications built on our platform, as well as the price paid. We believe that increasing our subscription revenue is an indicator of the demand for our platform, the pace at which the market for our solutions is growing, the productivity of our sales force and strategic relationships in growing our customer base, and our ability to further penetrate our existing customer base.
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

Customer Cohort Analysis
We focus on acquiring new customers and growing our relationships with existing customers over time. The chart below illustrates our history of attracting new customers and expanding our revenue from them over time as they realize the benefits of building applications using our software.
The chart reflects annualized subscription revenue for the group of customers that became our customers in each respective cohort year. For instance, the 2014 cohort includes all customers whose contract start date was between January 1, 2014 and December 31, 2014. Annualized subscription revenue is the total amount of daily subscription revenue for that applicable customer cohort in January of the following year multiplied by 365. We use January revenue data for the cohort of customers who first signed subscription agreements in the preceding year because January is the first month in which we are earning a full month of revenue from all such customers. Building upon this success, we believe a significant opportunity exists for us to acquire new customers as well as expand the use of our platform by increasing the number of users within our current customers' organizations.
Non-GAAP Financial Measures
To supplement our consolidated financial statements, which are prepared and presented in accordance with generally accepted accounting principles in the United States, or GAAP, we provide investors with certain non-GAAP financial measures, including non-GAAP operating loss, non-GAAP net loss, non-GAAP net loss per share and non-GAAP weighted average shares outstanding, which we collectively refer to as non-GAAP financial measures. These non-GAAP financial measures exclude all or a combination of the following (as reflected in the following reconciliation tables): stock-based compensation expense, change in fair value of warrant liability and loss on extinguishment of debt. We define non-GAAP operating loss as operating loss before stock-based compensation expense. We define non-GAAP net loss as net loss before stock-based compensation expense, change in fair value of warrant liability and loss on extinguishment of debt. The presentation of the non-GAAP financial measures is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. We use these non-GAAP financial measures for financial and operational decision-making purposes and as a means to evaluate period-to-period comparisons. We believe that these non-GAAP financial measures provide useful information about our operating results, enhance the overall understanding of past financial performance and future prospects and allow for greater transparency with respect to metrics used by our management in its financial and operational decision making. While our non-GAAP financial measures are an important tool for financial and operational decision making and for evaluating our own operating results over different periods of time, you should review the reconciliation of our non-GAAP financial measures to the comparable GAAP financial measures included below, and not rely on any single financial measure to evaluate our business.
We exclude stock-based compensation expense because of varying available valuation methodologies, subjective assumptions and the variety of equity instruments that can impact our non-cash expense. We believe that providing non-GAAP financial measures that exclude stock-based compensation expense allow for more meaningful comparisons between our operating results from period to period. We exclude the impact of change in the fair value of warrant liability and loss on extinguishment of debt as these costs are unrelated to current operations nor predictive of future results, which we believe allows for a more meaningful comparison between the operating results from period to period. Accordingly, we believe that excluding these expenses provides investors and management with greater visibility into the underlying performance of our business operations, facilitates comparison of our results with other periods and may also provide comparison with the results of other companies in our industry.
Our non-GAAP financial measures may not provide information that is directly comparable to that provided by other companies in our industry, as other companies in our industry may calculate non-GAAP financial results differently, particularly related to non-recurring, unusual items. Non-GAAP financial measures do not have uniform definitions and our definitions will likely differ from the definitions used by other companies, including peer companies. In addition, there are limitations in using non-GAAP financial measures because the non-GAAP financial measures are not prepared in accordance with GAAP, may be different from non-GAAP financial measures used by other companies and exclude expenses that may have a material impact upon our reported financial results. Further, stock-based compensation expense will continue to be for the foreseeable future a significant recurring expense in our business and an important part of the compensation provided to our employees.
The following table reconciles GAAP operating loss to non-GAAP operating loss for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	Year Ended December 31,
	2017	2016	2015
GAAP operating loss	$(31,811)	$(11,370)	$(4,842)
Add back:
Stock-based compensation expense	12,976	—	—
Non-GAAP operating loss	$(18,835)	$(11,370)	$(4,842)
The following table reconciles GAAP net loss to non-GAAP net loss for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	Year Ended December 31,
	2017	2016	2015
GAAP net loss	$(31,007)	$(12,461)	$(6,987)
Add back:
Stock-based compensation expense	12,976	—	—
Change in fair value of warrant liability	341	200	299
Loss on extinguishment of debt	384	—	—
Non-GAAP net loss	$(17,306)	$(12,261)	$(6,688)

The following table sets forth our non-GAAP net loss per share for the years ended December 31, 2017, 2016 and 2015 (in thousands except share and per share data):

	Year Ended December 31,
	2017	2016	2015
Non-GAAP net loss	$(17,306)	$(12,261)	$(6,688)
Non-GAAP weighted average shares used to compute net loss per share attributable to common stockholders, basic and diluted	57,043,906	52,437,876	52,437,876
Non-GAAP net loss per share, basic and diluted	$(0.30)	$(0.23)	$(0.13)
The following table reconciles GAAP net loss per share to non-GAAP net loss per share for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
GAAP net loss per share attributable to common stockholders, basic and diluted	$(0.63)	$(0.39)	$(0.23)
Add back:
Non-GAAP adjustments to net loss per share	0.33	0.16	0.10
Non-GAAP net loss per share, basic and diluted	$(0.30)	$(0.23)	$(0.13)
The following table reconciles GAAP weighted average shares outstanding, basic and diluted, to non-GAAP weighted average shares outstanding, basic and diluted, for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
GAAP weighted average shares used to compute net loss per share attributable to common stockholders, basic and diluted	49,529,833	34,274,718	34,274,718
Add back:
Additional weighted average shares giving effect to conversion of preferred stock at the beginning of the period	7,514,073	18,163,158	18,163,158
Non-GAAP weighted average shares used to compute net loss per share, basic and diluted	57,043,906	52,437,876	52,437,876
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

Our maintenance and support agreements provide customers with the right to unspecified software upgrades, maintenance releases and patches released during the term of the maintenance and support agreement on a when-and-if-available basis, and rights to technical support. When our platform is deployed within a customer’s own data center or private cloud, it is installed on the customer’s infrastructure and offered as a term or perpetual license. When our platform is delivered as a SaaS subscription, we handle its operational needs in third-party hosted data centers.
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
Operating Expenses
Operating expenses consist of sales and marketing, research and development and general and administrative expenses. Salaries, bonuses and other personnel-related costs are the most significant components of each of these expense categories. We grew from 719 employees at December 31, 2016 to 859 employees at December 31, 2017, and we expect to continue to hire new employees in order to support our anticipated revenue growth.
Sales and Marketing Expense
Sales and marketing expense primarily includes personnel costs, including salaries, bonuses, commissions, stock-based compensation and other personnel costs related to sales teams. Additional expenses in this category include travel and entertainment, marketing and promotional events, marketing activities, subcontracting fees and allocated facility costs and overhead.
The number of employees in sales and marketing functions grew from 238 at December 31, 2016 to 307 at December 31, 2017. In order to continue to grow our business, geographical footprint and brand awareness, we expect to continue investing resources in sales and marketing by increasing the number of sales and account management teams. As a result, we expect sales and marketing expense to increase in absolute dollars as we continue to invest to acquire new customers and further expand usage of our platform within our existing customer base.
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
Our research and development efforts are focused on enhancing the speed and power of our software platform. The number of employees in research and development functions grew from 145 at December 31, 2016 to 192 at December 31, 2017.  We expect research and development expenses to continue to increase as they are critical to maintain and improve our quality of applications and our competitive position.
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
The number of employees in general and administrative functions grew from 86 at December 31, 2016 to 98 at December 31, 2017. We expect our general and administrative expense to increase in absolute dollars as we continue to support our growth and as a result of our becoming a public company.

Results of Operations
The following table sets forth our consolidated statements of operations data:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Consolidated Statements of Operations Data:
Revenue:
Subscriptions, software and support	$91,514	$69,972	$53,207
Professional services	85,223	62,951	57,997
Total revenue	176,737	132,923	111,204
Cost of revenue(1):
Subscriptions, software and support	9,379	7,437	6,079
Professional services	55,218	42,686	42,402
Total cost of revenue	64,597	50,123	48,481
Gross profit	112,140	82,800	62,723
Operating expenses(1):
Sales and marketing	81,966	54,137	38,300
Research and development	34,835	22,994	16,750
General and administrative	27,150	17,039	12,515
Total operating expenses	143,951	94,170	67,565
Operating loss	(31,811)	(11,370)	(4,842)
Other (income) expense:
Other (income) expense, net	(2,038)	1,792	1,579
Interest expense	473	982	188
Total other (income) expense	(1,565)	2,774	1,767
Net loss before income taxes	(30,246)	(14,144)	(6,609)
Income tax expense (benefit)	761	(1,683)	378
Net loss	$(31,007)	$(12,461)	$(6,987)
(1)     Includes stock-based compensation expense below. For the years ended December 31, 2016 and 2015, no stock-based compensation expense was recognized for our stock option awards because a qualifying event had not yet occurred.

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Cost of revenue
Subscriptions, software and support	$575	$—	$—
Professional services	1,295	—	—
Operating expenses
Sales and marketing	3,233	—	—
Research and development	2,822	—	—
General and administrative	5,051	—	—
Total stock-based compensation expense	$12,976	$—	$—

The following table sets forth our consolidated statements of operations data expressed as a percentage of total revenue:

	Year Ended December 31,
	2017	2016	2015
Consolidated Statements of Operations Data:
Revenue:
Subscriptions, software and support	51.8%	52.6%	47.8%
Professional services	48.2	47.4	52.2
Total revenue	100.0	100.0	100.0
Cost of revenue:
Subscriptions, software and support	5.3	5.6	5.5
Professional services	31.2	32.1	38.1
Total cost of revenue	36.5	37.7	43.6
Gross margin	63.5	62.3	56.4
Operating expenses:
Sales and marketing	46.4	40.7	34.4
Research and development	19.7	17.3	15.1
General and administrative	15.4	12.8	11.3
Total operating expenses	81.5	70.8	60.8
Operating loss	(18.0)	(8.5)	(4.4)
Other (income) expense:
Other (income) expense, net	(1.2)	1.3	1.4
Interest expense	0.3	0.7	0.2
Total other (income) expense	(0.9)	2.0	1.6
Net loss before income taxes	(17.1)	(10.5)	(6.0)
Income tax expense (benefit)	0.4	(1.3)	0.3
Net loss	(17.5)%	(9.2)%	(6.3)%

Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016
Revenue

	Year Ended December 31,		% Change
	2017	2016
	(dollars in thousands)
Revenue
Subscriptions, software and support	$91,514	$69,972	30.8%
Professional services	85,223	62,951	35.4
Total revenue	$176,737	$132,923	33.0

Total revenue increased $43.8 million, or 33.0%, in 2017 compared to 2016, due to an increase in our professional services revenue of $22.3 million and an increase in our subscriptions, software and support revenue of $21.5 million. The increase in professional services revenue was due to $9.3 million of additional revenue from existing customers and $13.0 million in sales to new customers.  The increase in subscription revenue was attributable to $17.1 million of revenue from expanded deployments and corresponding sales of additional subscriptions to existing customers and $4.4 million in sales of subscriptions to new customers.

Cost of Revenue

	Year Ended December 31,		% Change
	2017	2016
	(dollars in thousands)
Cost of revenue:
Subscriptions, software and support	$9,379	$7,437	26.1%
Professional services	55,218	42,686	29.4
Total cost of revenue	$64,597	$50,123	28.9%
Subscriptions, software and support gross margin	89.8%	89.4%
Professional services gross margin	35.2	32.2
Total gross margin	63.5	62.3

Cost of revenue increased $14.5 million, or 28.9%, in 2017 compared to 2016, primarily due to a $6.0 million increase in contractor costs, a $5.3 million increase in professional services and product support staff personnel costs, a $2.6 million increase in billable expenses and a $0.7 million increase in other cost of revenue, offset by a $0.1 million decrease in facility and overhead costs. Contractor costs increased in 2017 compared to 2016 because of an increase in the usage of third-party resources for professional service engagements. Personnel costs increased due to $1.9 million in stock-based compensation expense and an increase in the number of experienced professional services employees in 2017. Billable expenses increased because we had more professional services engagements in 2017 as compared to 2016.  The increase in other cost of revenue is due to increased hosting costs as sales of our cloud offering increased in 2017. The decrease in facility and overhead costs was due to decreased rent expense.
Gross margin increased to 63.5% in 2017 compared to 62.3% in 2016 due to an increase in the gross margin of our subscriptions, software and support revenue as well as our professional services revenue. Our revenue mix remained relatively constant in 2017 compared to 2016. The gross margin of our professional services revenue in 2016 was negatively impacted by temporarily low utilization of professional services resources as they were being redeployed after the completion of a large engagement in the prior quarter.
Sales and Marketing Expense

	Year Ended December 31,		% Change
	2017	2016
	(dollars in thousands)
Sales and marketing	$81,966	$54,137	51.4%
% of revenue	46.4%	40.7%

Sales and marketing expense increased $27.8 million, or 51.4%, in 2017 compared to 2016, primarily due to a $21.2 million increase in sales and marketing personnel costs, a $3.5 million increase in facility and overhead costs, a $2.8 million increase in marketing costs and a $0.3 million increase in professional fees. Personnel costs increased due to $3.2 million in stock-based compensation expense in 2017, an increase in sales and marketing personnel headcount by 29.0% from December 31, 2016 to December 31, 2017, and increased sales commissions driven by our revenue growth.  Facility and overhead costs increased to support our personnel growth. Marketing costs increased due to a rise in marketing event sponsorship and attendance. Professional fees increased due to an increase in consulting fees.

Research and Development Expense

	Year Ended December 31,		% Change
	2017	2016
	(dollars in thousands)
Research and development	$34,835	$22,994	51.5%
% of revenue	19.7%	17.3%

Research and development expense increased $11.8 million, or 51.5%, in 2017 compared to 2016, primarily due to a $11.0 million increase in research and development personnel costs and a $0.9 million increase in facility and overhead costs, offset by a $0.1 million decrease in consulting fees. Personnel costs increased due to $2.8 million in stock-based compensation expense in 2017 and an increase in research and development personnel headcount by 32.4% from December 31, 2016 to December 31, 2017.
General and Administrative Expense

	Year Ended December 31,		% Change
	2017	2016
	(dollars in thousands)
General and administrative expense	$27,150	$17,039	59.3%
% of revenue	15.4%	12.8%

General and administrative expense increased $10.1 million, or 59.3%, in 2017 compared to 2016, primarily due to a $7.1 million increase in general and administrative personnel costs, a $1.1 million increase in professional fees, a $1.0 million increase in facility and overhead costs and a $0.9 million increase in legal costs. Personnel costs increased due to $5.1 million in stock-based compensation expense in 2017 and an increase in general and administrative personnel headcount by 14.0% from December 31, 2016 to December 31, 2017 in order to support the additional requirements of being a public company. Professional fees increased due to use of consulting services to assist with the implementation of new software to support our back-office functions as well as costs incurred during the secondary offering in November 2017. Facility and overhead costs increased to support our personnel growth. Legal costs increased due to costs incurred during the secondary offering as well as the settlement of certain legal matters.
Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015
Revenue

	Year Ended December 31,		% Change
	2016	2015
	(dollars in thousands)
Revenue
Subscriptions, software and support	$69,972	$53,207	31.5%
Professional services	62,951	57,997	8.5
Total revenue	$132,923	$111,204	19.5

Total revenue increased $21.7 million, or 19.5%, in 2016 compared to 2015, due to an increase in our subscriptions revenue of $16.8 million and an increase in our professional services revenue of $4.9 million. The increase in subscription revenue was attributable to $11.0 million of revenue from expanded deployments and corresponding sales of additional subscriptions to existing customers and $5.8 million in sales of subscriptions to new customers. The increase in professional services revenue was due to increased application development and deployment assistance demands from our customers.

Cost of Revenue

	Year Ended December 31,		% Change
	2016	2015
	(dollars in thousands)
Cost of revenue:
Subscriptions, software and support	$7,437	$6,079	22.3%
Professional services	42,686	42,402	0.7
Total cost of revenue	$50,123	$48,481	3.4
Subscriptions, software and support gross margin	89.4%	88.6%
Professional services gross margin	32.2	26.9
Total gross margin	62.3	56.4

Cost of revenue increased $1.6 million, or 3.4%, in 2016 compared to 2015, primarily due to a $5.8 million increase in professional services and product support staff personnel costs and a $1.2 million increase in facility and overhead costs, offset by decreases in contractor costs of $5.4 million. Personnel costs increased due to the increase in professional services and customer support staff personnel headcount by 4.6% from the end of 2015 to the end of 2016. Facility and overhead costs increased to support our personnel growth. Contractor costs decreased from 2015 to 2016 as we incurred additional contractor costs in 2015 to support a new customer contract.
Gross margin increased to 62.3% in 2016 compared to 56.4% in 2015, due primarily to an increase in the gross margin for our professional services. During 2015, we incurred increased contractor costs to support a new customer contract. Professional services gross margin increased in 2016 due to a reduction in our contractor costs of $5.4 million as compared to 2015 as we continued to hire additional internal professional services personnel.
Sales and Marketing Expense

	Year Ended December 31,		% Change
	2016	2015
	(dollars in thousands)
Sales and marketing	$54,137	$38,300	41.3%
% of revenue	40.7%	34.4%

Sales and marketing expense increased $15.8 million, or 41.3%, in 2016 compared to 2015, primarily due to a $9.8 million increase in sales and marketing personnel costs, a $3.3 million increase in facility and overhead costs, and $2.3 million increase in marketing costs. Personnel costs increased due to the increase in sales and marketing personnel headcount by 46.0% from the end of 2015 to the end of 2016 and increased sales commissions driven by our revenue growth. Facility and overhead costs increased to support our personnel growth. Marketing costs increased due to a rise in marketing event sponsorship and attendance.
Research and Development Expense

	Year Ended December 31,		% Change
	2016	2015
	(dollars in thousands)
Research and development	$22,994	$16,750	37.3%
% of revenue	17.3%	15.1%

Research and development expense increased $6.2 million, or 37.3%, in 2016 compared to 2015, primarily due to a $4.7 million increase in research and development personnel costs and a $1.4 million increase in facility and overhead costs. Personnel costs increased due to the increase in research and development personnel headcount by 41.7% from the end of 2015 to the end of 2016. Facility and overhead costs increased to support our personnel growth.

General and Administrative Expense

	Year Ended December 31,		% Change
	2016	2015
	(dollars in thousands)
General and administrative expense	$17,039	$12,515	36.1%
% of revenue	12.8%	11.3%

General and administrative expense increased $4.5 million, or 36.1%, in 2016 compared to 2015, primarily due to a $2.5 million increase in general and administrative personnel costs, a $1.1 million increase in facility and overhead costs, and $0.9 million in increased professional services costs. Personnel costs increased due to the increase in general and administrative personnel headcount by 32.3% from the end of 2015 to the end of 2016. Facility and overhead costs as well as contractor costs increased to support our personnel growth.
Seasonality
We have historically experienced seasonality in terms of when we enter into agreements with customers. We typically enter into a significantly higher percentage of agreements with new customers, as well as renewal agreements with existing customers, in the fourth quarter and, to a lesser extent, the second quarter. The increase in customer agreements for the fourth quarter is attributable to large enterprise account buying patterns typical in the software industry. Furthermore, we usually enter into a significant portion of agreements with customers during the last month, and often the last two weeks, of each quarter. However, we recognize substantially all of our revenue ratably over the terms of our subscription agreements, which generally occurs over a one to five-year period. As a result, a substantial portion of the revenue that we report in each period will be derived from the recognition of deferred revenue relating to agreements entered into during previous periods. Consequently, a decline in new sales or renewals in any one period may not be immediately reflected in our revenue results for that period. This decline, however, will negatively affect our revenue in future periods. Accordingly, the effect of significant downturns in sales and market acceptance of our platform and potential changes in our rate of renewals may not be fully reflected in our results of operations until future periods.
Backlog
Backlog represents future amounts to be invoiced and recognized under subscription agreements. As of December 31, 2017 and 2016, we had backlog of approximately $214 million and $167 million, respectively. Approximately 58% of our backlog as of December 31, 2017 is not expected to be filled in 2018.
We expect that the amount of backlog relative to the total value of our contracts will change from quarter to quarter and year to year for several reasons, including the specific timing and duration of large customer subscription agreements, the specific timing of customer renewals, changes in customer financial circumstances and foreign currency fluctuations.
We often sign multiple-year subscription agreements, the length in years of which may vary widely. Backlog may vary based on changes in the average non-cancellable term of subscription agreements. The change in backlog that results from changes in the average non-cancellable term of subscription agreements may not be an indicator of the likelihood of renewal or expected future revenue. Accordingly, we believe that fluctuations in backlog are not a reliable indicator of future revenue, and we do not utilize backlog as a key management metric internally.
Liquidity and Capital Resources
As of December 31, 2017, we had $73.8 million of cash and cash equivalents. On May 31, 2017, we closed our IPO of 7,187,500 shares of our Class A common stock at an offering price of $12.00 per share, including 937,500 shares pursuant to the underwriters’ option to purchase additional Class A shares, resulting in net proceeds to us of $77.8 million, after deducting underwriting discounts and commissions of $6.0 million and offering expenses of $2.4 million.
We believe that our existing cash and cash equivalents, together with any positive cash flows from operations and available borrowings under our line of credit, will be sufficient to support working capital and capital expenditure requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of spending to support research and development efforts, the expansion of sales and marketing activities, particularly internationally, and the introduction of new and enhanced products and functions, platform enhancements and professional services offerings and the level of market acceptance of our applications.  In the event that additional financing is required from outside sources, we may be unable to raise the funds on acceptable terms, if at all. To the extent existing cash and cash equivalents and investments and cash from operations are not sufficient to fund future activities, we may need to raise additional funds. We may seek to raise additional funds through equity, equity-linked or debt financings. If we raise additional funds through the incurrence of indebtedness, such indebtedness may have rights that are senior to holders of our equity securities and could contain covenants that restrict operations. Any additional equity financing may be dilutive to our existing stockholders. Although we are not currently a party to any agreement or letter of intent with respect to potential investments in, or acquisitions of, complementary businesses, services or technologies, we may enter into these types of arrangements in the future, which could also require us to seek additional equity financing, incur indebtedness, or use cash resources. We have no present understandings, commitments or agreements to enter into any such acquisitions. If we are unable to raise additional capital when desired, our business, operating results and financial condition could be adversely affected.
The following table shows a summary of our cash flows for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Cash used in operating activities	$(9,128)	$(7,756)	$(2,145)
Cash used in investing activities	(433)	(984)	(524)
Cash provided by financing activities	50,948	10,000	10,000
Sources of Funds
We have financed our operations in large part with equity and debt financing arrangements, including net proceeds of $10.0 million from the sale of shares of preferred stock over a period of several years prior to our IPO and the net proceeds from our IPO, as well as through sales of software and professional services and borrowings under our credit facilities.
2015 Line of Credit
At December 31, 2015, we had a $10.0 million revolving line of credit with a lender, expiring in June 2016, which was subsequently amended in June 2016 to extend the maturity date through June 2017, and which was terminated in April 2017. The amount of borrowing available under the credit facility at any time could not exceed 80% of eligible accounts receivable at such time and any amounts borrowed were collateralized by substantially all of our assets. Amounts drawn on the revolving line of credit accrued interest at a floating rate of prime plus 0.75%. The agreement contained certain affirmative covenants related to the timely delivery of financial information to the lender and maintaining a liquidity ratio of at least 1.25 to 1, as well as certain customary negative covenants.
2015 Term Loan
In March 2015, we entered into a collateralized $10.0 million term loan facility with a lender, maturing in March 2019 and borrowed the full amount under the term loan facility in June 2015. In January 2016, we paid off the outstanding balance of the term loan and simultaneously entered into a $20.0 million term loan facility with the lender, maturing in January 2020. We borrowed the full amount under the term loan facility in January 2016, which we repaid in full in April 2017.
Interest on the term loan borrowings accrued at a floating rate equal to the prime rate plus 1.25%. Initially, the first 12 months were to require interest-only payments followed by 36 months of monthly amortization payments. In contemplation of the new financing facility described below, the interest-only period was extended until the new financing facility was finalized. We were permitted to pay off the entire term loan at any time by paying all outstanding principal, accrued interest, and a prepayment fee of 1% of the amount advanced through month 12, 0.5% during months 13 through 24 and no prepayment fee thereafter. The term loan included a financial covenant related to our short-term liquidity.
2017 Financing Facility
In April 2017, we entered into a new financing facility consisting of a $5.0 million senior revolving credit facility, a $20.0 million senior term loan and a $10.0 million subordinated term loan. In connection with the execution of this financing facility, the prior line of credit was terminated, and we borrowed the full $20.0 million available under the senior term loan and repaid the outstanding balance under our prior term loan. Additionally, in connection with the execution of our new financing facility, the lender waived the prepayment fee associated with our prior line of credit.

Amounts drawn on the senior revolving credit facility bore interest at a floating rate equal to the prime rate plus 0.75%. The facility matured in April 2019, contained covenants related to our short-term liquidity and was collateralized by all of our assets.
Borrowings under the senior term loan bore interest at a floating rate equal to the prime rate plus 1.25%. Borrowings were required to be repaid over 48 months, consisting of 12 months of interest-only payments followed by 36 months of principal and interest payments. We could pay off the entire senior term loan at any time by paying all outstanding principal, accrued interest, and a prepayment fee of 2% of the amount borrowed if repaid through month 12, 1% of the amount borrowed if repaid during months 13 through 24 and no prepayment fee if repaid thereafter. The senior term loan included a financial covenant related to our short-term liquidity and was collateralized by all of our assets.
Borrowings under the subordinated term loan bore interest at an initial rate of 11%, which increased by 1% upon each anniversary of the closing date of the financing facility. The facility matured in April 2020. Interest-only payments were required through maturity, and the principal balance was due upon maturity. We were able to borrow amounts under the subordinated term loan within the first 12 months after closing. We could pay off the entire subordinated term loan at any time by paying all outstanding principal, accrued interest, and a final payment fee of 5% of the amount borrowed if repaid through month 12, 6% of the amount borrowed if repaid during months 13 through 24 and 7% of the amount borrowed if repaid thereafter. The subordinated term loan also carried an unused facility fee of 1.5% of the unused portion of the subordinated term loan, which was payable quarterly. The subordinated term loan included a financial covenant related to our recurring revenue and was collateralized by all of our assets.
In June 2017, we used proceeds from our IPO to pay all remaining outstanding principal and interest under the senior term loan and subsequently terminated the senior term loan and subordinated term loan. This financing facility was terminated in November 2017 in connection with our entry into a new $20.0 million revolving line of credit.
2017 Line of Credit
In November 2017, we entered into a $20.0 million revolving line of credit with a lender. The facility matures in November 2022. We may elect whether amounts drawn on the revolving line of credit bear interest at a floating rate per annum equal to either the LIBOR or the prime rate plus an additional interest rate margin that is determined by the availability of borrowings under the revolving line of credit. The additional interest rate margin will range from 2.00% to 2.50% in the case of LIBOR advances and from 1.00% to 1.50% in the case of prime rate advances. The revolving line of credit contains an unused facility fee in an amount between 0.15% and 0.25% of the average unused portion of the revolving line of credit, which is payable quarterly. The agreement contains certain customary affirmative and negative covenants and requires us to maintain (i) an adjusted quick ratio of at least 1.35 to 1.0 and (ii) minimum adjusted EBITDA, in the amounts and for the periods set forth in the agreement. Any amounts borrowed under the credit facility are collateralized by substantially all of our assets. We were in compliance with all covenants as of December 31, 2017. As of December 31, 2017, we had not made any borrowings under this new revolving line of credit and we had outstanding letters of credit totaling $1.1 million under the 2017 line of credit in connection with securing our leased office space.
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
Historical Cash Flows
Operating Activities
For the year ended December 31, 2017, net cash used in operating activities of $9.1 million consisted of a net loss of $31.0 million, offset by $14.4 million in adjustments for non-cash items and $7.5 million of cash provided by changes in working capital. Adjustments for non-cash items consisted of stock-based compensation of $13.0 million, depreciation and amortization expense of $0.9 million, loss on extinguishment of debt of $0.4 million and fair value adjustment for the warrant liability of $0.3 million, offset by a provision for deferred income taxes of $0.2 million. The increase in cash and cash equivalents resulting from changes in working capital primarily consisted of an increase in deferred revenue of $18.3 million, as a result of increased subscription sales, a $4.1 million increase in accounts payable and accrued expenses and a $2.4 million increase in accrued compensation and related benefits, primarily due to the timing of year-end bonus payments. This increase was partially offset by a $9.7 million increase in accounts receivable, primarily due to the timing of billings, a $4.2 million increase in prepaid expenses and other assets and a $3.5 million increase in deferred commissions due to increased sales.
For the year ended December 31, 2016, net cash used in operating activities of $7.8 million consisted of a net loss of $12.5 million and $0.2 million in adjustments for non-cash items, partially offset by $4.9 million of cash provided by changes in working capital. Adjustments for non-cash items primarily consisted of a provision for deferred income taxes of $1.1 million, partially offset by depreciation and amortization expense of $0.8 million and a fair value adjustment for our warrant liability of $0.2 million. The increase in cash and cash equivalents resulting from changes in working capital primarily consisted of an increase in deferred revenue of $17.4 million as a result of increased subscription sales and a $3.7 million increase in accrued compensation and related benefits as a result of our increasing headcount. These increases were partially offset by an $11.2 million increase in accounts receivable, primarily due to the timing of billings and a higher level of sales, and a $5.3 million increase in deferred commissions.
For the year ended December 31, 2015, net cash used in operating activities of $2.1 million consisted of a net loss of $7.0 million, partially offset by $4.1 million of cash provided by changes in working capital and $0.8 million in adjustments for non-cash items. Adjustments for non-cash items primarily consisted of depreciation and amortization expense of $0.8 million and a fair value adjustment for our warrant liability of $0.3 million, partially offset by a provision for deferred income taxes of $0.3 million. The increase in cash and cash equivalents resulting from changes in working capital primarily consisted of an increase in deferred revenue of $15.5 million as a result of increased subscription sales, partially offset by a $6.6 million increase in accounts receivable, primarily due to the timing of billings and a higher level of sales, and a $4.0 million increase in deferred commissions.
Investing Activities
For the years ended December 31, 2017, 2016 and 2015, net cash used in investing activities was $0.4 million, $1.0 million and $0.5 million, respectively, for the purchase of property and equipment.
Financing Activities
For the year ended December 31, 2017, net cash provided by financing activities was $50.9 million, consisting of $80.2 million in proceeds from our IPO, net of underwriting discounts, $19.6 million in proceeds from the issuance of long-term debt, net of issuance costs and $1.1 million in proceeds received from stock option exercises.  These increases were offset by the repayment of $40.0 million of long-term debt, a $7.6 million dividend payment to the Series A preferred stockholders and the payment of deferred IPO costs of $2.4 million.
For the year ended December 31, 2016, net cash provided by financing activities was $10.0 million, consisting of $20.0 million in net borrowings under our term loan, partially offset by $10.0 million in repayments of debt.
For the year ended December 31, 2015, net cash provided by financing activities was $10.0 million, consisting of $10.0 million in net borrowings under our term loan.
Contractual Obligations and Commitments
The following table summarizes our commitments to settle contractual obligations as of December 31, 2017:

	Payments Due By Period
	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
	(in thousands)
Operating lease commitments	$25,165	$8,127	$13,109	$2,883	$1,046
Purchase obligations(1)	1,650	330	660	660	—
Total contractual obligations	26,815	8,457	13,769	3,543	1,046
(1)     We have annual royalty fees of $0.3 million for a non-cancellable agreement for the use of technology that is integral in the development of our software. No amounts were included in the "More than 5 Years" column as this agreement is perpetual and will be required as long as we continue to use the technology.

The commitment amounts in the table above are associated with contracts that are enforceable and legally binding and that specify all significant terms, including fixed or minimum services to be used, fixed, minimum or variable price provisions, and the approximate timing of the actions under the contracts. The table does not include obligations under agreements that we can cancel without a significant penalty. As of December 31, 2017, we had not made any borrowings under our $20.0 million revolving line of credit.
Off-Balance Sheet Arrangements
During the year ended December 31, 2017, we did not have any relationships with unconsolidated entities or financial partnerships, including entities sometimes referred to as structured finance or special purpose entities that were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We do not engage in off-balance sheet financing arrangements. In addition, we do not engage in trading activities involving non-exchange traded contracts. We therefore believe that we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.
Critical Accounting Policies and Estimates
We believe that the following accounting policies involve a high degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of our operations. See Note 2 to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K for a description of our other significant accounting policies. The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires us to make estimates and judgments that affect the amounts reported in those financial statements and accompanying notes. Although we believe that the estimates we use are reasonable, due to the inherent uncertainty involved in making those estimates, actual results reported in future periods could differ from those estimates.
Significant estimates embedded in the consolidated financial statements for the period presented include revenue recognition, stock-based compensation and income taxes.
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
Subscriptions, Software and Support Revenue
Subscriptions, software and support revenue is primarily related to (1) SaaS subscriptions bundled with maintenance and support and hosting services and (2) term license subscriptions bundled with maintenance and support. To a lesser extent, we also generate revenue from the sale of perpetual software licenses and associated maintenance and support.
Historically, we licensed our software primarily under perpetual licenses, but over time we transitioned from perpetual licenses to subscriptions. As a result, revenue from our perpetual software licenses was less than 1.0% of our total revenue for 2017 and 2016, respectively, and 1.9% of our total revenue in 2015.
We generally sell our software on a per-user basis. We bill customers and collect payment for subscriptions to our platform in advance on an annual, quarterly or monthly basis. In certain instances, we have had customers pay their entire contract up front.
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
Consulting services are billed under both time-and-material and fixed-fee arrangements. For standalone time-and-material contracts, we recognize revenue at contractually agreed upon billing rates applied to hours performed. For standalone fixed-fee contracts, we also recognize revenue as the work is performed using the proportional performance method of accounting. Training revenue is recognized when the associated training services are delivered. Training is also sold in the form of a subscription arrangement where a customer agrees to pay an annual fixed fee for a fixed number of users to have access to all of our training offerings during the year. Revenue from training subscription agreements is recognized ratably over the subscription period.
We defer recognition of revenue from work performed on pending contract modifications until the period in which the modifications are accepted and funding is approved by the customer. Costs of work performed on pending contract modifications are expensed as incurred.
Multiple Element Arrangements
Our multiple element arrangements are from SaaS subscriptions and term license subscriptions that are generally sold in combination with maintenance and support service and frequently with professional services.
SaaS Subscriptions
For multiple element arrangements involving SaaS subscriptions that include professional services in addition to the subscription to our platform, we evaluate each element to determine whether it represents a separate unit of accounting. Because there are third-party vendors who routinely sell and provide the same professional services to our customers, our professional services are deemed to have standalone value apart from the SaaS subscription. Additionally, we offer both SaaS subscriptions and professional services on a standalone basis. Professional services revenue is therefore accounted for separately from subscription fees and recognized as the professional services are performed. We allocate revenue to the elements based on the selling price hierarchy using vendor-specific objective evidence, or VSOE, of selling price, third-party evidence, or TPE, of selling price, or if neither exists, best estimated selling price, or BESP. In cases where we do not have VSOE or TPE of the elements of our arrangements, we use BESP to allocate revenue. We determine BESP for a service by considering multiple factors including, but not limited to, evaluating the weighted average of actual sales prices and other factors such as gross margin objectives, pricing practices and growth strategy. Pricing practices taken into consideration include historic contractually stated prices, volume discounts where applicable and our price lists. While we believe we can make reliable estimates regarding these matters, these estimates are inherently subjective. Once the revenue is allocated to these elements, revenue is recognized as such services are provided.
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
Deferred Commissions
Deferred commissions are the incremental costs that are directly associated with subscription agreements with customers and consist of sales commissions paid to our direct sales force. Commissions are considered direct and incremental and as such are deferred and amortized over the terms of the related customer contracts consistent with the related revenue. As of December 31, 2017 and 2016, we had total deferred commissions of $21.5 million and $18.0 million, respectively. Commission expense was $11.8 million, $6.5 million and $4.6 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Stock-Based Compensation
We measure and recognize compensation expense for all stock options and restricted stock units, or RSUs, based on the estimated fair value of the award on the grant date. The fair value is recognized as expense over the requisite service period, which is generally the vesting period of the respective award, on a straight-line basis when the only condition to vesting is continued service. For performance-based awards, stock-based compensation expense is recognized using the accelerated attribution method, based on the probability of satisfying the performance condition. For awards that contain market conditions, compensation expense is measured using a Monte Carlo simulation model and recognized using the accelerated attribution method over the derived service period based on the expected market performance as of the grant date. We account for forfeitures as they occur, rather than estimating expected forfeitures.
We estimate the fair value of stock options using the Black-Scholes option pricing model, which requires the use of subjective assumptions, including the expected term of the option, the current price of the underlying stock, the expected stock price volatility, expected dividend yield and the risk-free interest rate for the expected term of the option. The expected term represents the period of time the stock options are expected to be outstanding. Due to the lack of sufficient historical exercise data to provide a reasonable basis upon which to otherwise estimate the expected term of the stock options, we use the simplified method to estimate the expected term for its stock options. Under the simplified method, the expected term of an option is presumed to be the mid-point between the vesting date and the end of the contractual term. Expected volatility is based on historical volatilities for publicly traded stock of comparable companies over the estimated expected term of the stock options. We assume no dividend yield because dividends on our common stock are not expected to be paid in the near future, which is consistent with our history of not paying dividends on our common stock.
The fair value of RSUs is based on the closing market price of our common stock on the Nasdaq Global Market on the date of grant.
We will continue to use judgment in evaluating the assumptions related to our stock-based compensation on a prospective basis. As we continue to accumulate additional data related to our common stock, we may have refinements to our estimates, which could materially impact our future stock-based compensation expense.
Prior to our IPO in May 2017, we were a private company with no active public market for our common stock. Therefore, in response to Section 409A of the Internal Revenue Code of 1986, as amended, related regulations issued by the Internal Revenue Service and accounting standards related to stock-based compensation, we periodically determined for financial reporting purposes the estimated per share fair value of our common stock at various dates using contemporaneous valuations performed in accordance with the guidance outlined in the American Institute of Certified Public Accountants Practice Aid, “Valuation of Privately-Held Company Equity Securities Issued as Compensation.”
Following our IPO, we established a policy of using the closing sale price per share of our Class A common stock as quoted on the Nasdaq Global Market on the date of grant for purposes of determining the exercise price per share of our options to purchase common stock.
Income Taxes
We use the asset and liability method of accounting for income taxes in which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be reversed. We recognize the effect on deferred tax assets and liabilities of a change in tax rates as income and expense in the period that includes the enactment date. A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized.
Our tax positions are subject to income tax audits by multiple tax jurisdictions throughout the world. We recognize the tax benefit of an uncertain tax position only if it is more likely than not the position is sustainable upon examination by the taxing authority. We measure the tax benefit recognized as the largest amount of benefit which is more likely than not to be realized upon settlement with the taxing authority. We recognize penalties and interest related to unrecognized tax benefits as income tax expense.

We calculate the current and deferred income tax provision based on estimates and assumptions that could differ from the actual results reflected in income tax returns filed in subsequent years and record adjustments based on filed income tax returns when identified. The amount of income taxes paid is subject to examination by U.S. federal, state and foreign tax authorities. The estimate of the potential outcome of any uncertain tax issue is subject to our assessment of relevant risks, facts and circumstances existing at that time. To the extent the assessment of such tax position changes, we record the change in estimate in the period in which we make that determination.
On December 22, 2017, the TCJA was enacted, substantially changing the U.S. federal tax system. Notable provisions of the TCJA include the reduction of the corporate tax rate from 35% to 21% beginning in 2018, the imposition of a one-time transition tax on unremitted cumulative non-U.S. earnings of foreign subsidiaries, and the implementation of a territorial tax system. While the changes from the TCJA are generally effective beginning in 2018, U.S. GAAP accounting for income taxes requires the effect of a change in tax laws or rates to be recognized in income from continuing operations for the period that includes the enactment date. Due to the complexities involved in accounting for the enactment of the TCJA, SAB No. 118 allows us to record provisional amounts in earnings for the year ending December 31, 2017. Where reasonable estimates can be made, the provisional accounting should be based on such estimates. When no reasonable estimate can be made, the provisional accounting may be based on the tax law in effect before the TCJA. We are required to complete our tax accounting for the TCJA in the period when it has obtained, prepared, and analyzed the information to complete the income tax accounting.
We have not completed our accounting for the tax effects of enactment of the TCJA; however, we have made reasonable estimates of the effects of the TCJA on our financial statements which are included as a component of income tax expense.
Recent Accounting Pronouncements
See Note 2 of our consolidated financial statements for information related to recently issued accounting standards.
JOBS Act Transition Period
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates and foreign currency exchange rates.
Interest Rate Risk
We had cash and cash equivalents of $73.8 million as of December 31, 2017, which consisted of cash in readily available checking accounts and overnight repurchase investments. These securities are not dependent on interest rate fluctuations that may cause the principal amount of these assets to fluctuate.
At December 31, 2017, we had no outstanding borrowings.
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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Appian Corporation
Reston, Virginia
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Appian Corporation and its subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ BDO USA, LLP
We have served as the Company's auditor since 2013
McLean, Virginia
February 23, 2018

APPIAN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	As of December 31, 2017	As of December 31, 2016

Assets
Current assets
Cash and cash equivalents	$73,758	$31,143
Accounts receivable, net of allowance of $400	55,315	46,814
Deferred commissions, current	9,117	7,146
Prepaid expenses and other current assets	7,032	3,281
Total current assets	145,222	88,384
Property and equipment, net	2,663	3,101
Deferred commissions, net of current portion	12,376	10,860
Deferred tax assets	281	12
Other assets	510	381
Total assets	$161,052	$102,738
Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$5,226	$5,057
Accrued expenses	6,467	2,860
Accrued compensation and related benefits	12,075	9,554
Deferred revenue, current	70,165	52,000
Current portion of long-term debt	—	6,111
Other current liabilities	1,182	437
Total current liabilities	95,115	76,019
Long-term debt, net of current portion	—	13,889
Deferred tax liabilities	87	32
Deferred revenue, net of current portion	18,922	18,108
Preferred stock warrant liability	—	850
Other long-term liabilities	1,404	1,917
Total liabilities	115,528	110,815
Convertible preferred stock
Series A convertible preferred stock—par value $0.0001; no shares authorized, issued or outstanding as of December 31, 2017; 12,127,468 shares authorized and 12,043,108 shares issued and outstanding as of December 31, 2016	—	17,915
Series B convertible preferred stock—par value $0.0001; no shares authorized, issued or outstanding as of December 31, 2017; 6,120,050 shares authorized, issued and outstanding as of December 31, 2016	—	37,500
Stockholders’ equity (deficit)
Common stock—par value $0.0001; no shares authorized, issued or outstanding as of December 31, 2017; 61,462,320 shares authorized and 34,274,718 shares issued and outstanding as of December 31, 2016	—	3
Class A common stock—par value $0.0001; 500,000,000 shares authorized and 13,030,081 shares issued and outstanding as of December 31, 2017; no shares authorized, issued or outstanding as of December 31, 2016	1	—
Class B common stock—par value $0.0001; 100,000,000 shares authorized and 47,569,796 shares issued and outstanding as of December 31, 2017; no shares authorized, issued or outstanding as of December 31, 2016	5	—
Additional paid-in capital	141,268	—
Accumulated other comprehensive income	439	1,330
Accumulated deficit	(96,189)	(64,825)
Total stockholders’ equity (deficit)	45,524	(63,492)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$161,052	$102,738
The accompanying notes are an integral part of these consolidated financial statements.

APPIAN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Year Ended December 31,
	2017	2016	2015
Revenue:
Subscriptions, software and support	$91,514	$69,972	$53,207
Professional services	85,223	62,951	57,997
Total revenue	176,737	132,923	111,204
Cost of revenue:
Subscriptions, software and support	9,379	7,437	6,079
Professional services	55,218	42,686	42,402
Total cost of revenue	64,597	50,123	48,481
Gross profit	112,140	82,800	62,723
Operating expenses:
Sales and marketing	81,966	54,137	38,300
Research and development	34,835	22,994	16,750
General and administrative	27,150	17,039	12,515
Total operating expenses	143,951	94,170	67,565
Operating loss	(31,811)	(11,370)	(4,842)
Other (income) expense:
Other (income) expense, net	(2,038)	1,792	1,579
Interest expense	473	982	188
Total other (income) expense	(1,565)	2,774	1,767
Net loss before income taxes	(30,246)	(14,144)	(6,609)
Income tax expense (benefit)	761	(1,683)	378
Net loss	(31,007)	(12,461)	(6,987)
Accretion of dividends on convertible preferred stock	357	857	861
Net loss attributable to common stockholders	$(31,364)	$(13,318)	$(7,848)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.63)	$(0.39)	$(0.23)
Weighted average common shares outstanding:
Basic and diluted	49,529,833	34,274,718	34,274,718
The accompanying notes are an integral part of these consolidated financial statements.

APPIAN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year Ended December 31,
	2017	2016	2015
Net loss	$(31,007)	$(12,461)	$(6,987)
Comprehensive loss, net of income taxes:
Foreign currency translation adjustment	(891)	359	159
Total other comprehensive loss, net of income taxes	$(31,898)	$(12,102)	$(6,828)
 The accompanying notes are an integral part of these consolidated financial statements.

APPIAN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share data)

				Accumulated Other Comprehensive Income (Loss)		Total Stockholders' Equity (Deficit)
	Common Stock		Additional Paid-In Capital		Accumulated Deficit
	Shares	Amount
Balance, January 1, 2015	34,274,718	$3	$—	$812	$(43,659)	$(42,844)
Net loss	—	—	—	—	(6,987)	(6,987)
Accretion of dividends on convertible preferred stock	—	—	—	—	(861)	(861)
Other comprehensive income	—	—	—	159	—	159
Balance, December 31, 2015	34,274,718	3	—	971	(51,507)	(50,533)
Net loss	—	—	—	—	(12,461)	(12,461)
Accretion of dividends on convertible preferred stock	—	—	—	—	(857)	(857)
Other comprehensive income	—	—	—	359	—	359
Balance, December 31, 2016	34,274,718	3	—	1,330	(64,825)	(63,492)
Net loss	—	—	—	—	(31,007)	(31,007)
Accretion of dividends on convertible preferred stock	—	—	—	—	(357)	(357)
Conversion of convertible preferred stock to common stock	18,163,158	2	48,205	—	—	48,207
Conversion of convertible preferred stock warrant to common stock warrant	—	—	1,191	—	—	1,191
Issuance of common stock from initial public offering, net of issuance costs	7,187,500	1	77,788	—	—	77,789
Exercise of common stock warrant	79,363	—	—	—	—	—
Issuance of common stock to directors	14,087	—	—	—	—	—
Vesting of restricted stock units	4,930	—	—	—	—	—
Exercise of stock options	876,121	—	1,108	—	—	1,108
Stock-based compensation expense	—	—	12,976	—	—	12,976
Other comprehensive loss	—	—	—	(891)	—	(891)
Balance, December 31, 2017	60,599,877	$6	$141,268	$439	$(96,189)	$45,524
 The accompanying notes are an integral part of these consolidated financial statements.

APPIAN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net loss	$(31,007)	$(12,461)	$(6,987)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	886	764	763
Bad debt expense	62	7	(22)
Deferred income taxes	(251)	(1,122)	(291)
Stock-based compensation	12,976	—
Fair value adjustment for warrant liability	341	200	299
Loss on extinguishment of debt	384	—	—
Changes in assets and liabilities:
Accounts receivable	(9,716)	(11,154)	(6,639)
Prepaid expenses and other assets	(4,162)	(1,665)	(988)
Deferred commissions	(3,487)	(5,335)	(3,965)
Accounts payable and accrued expenses	4,128	1,287	1,058
Accrued compensation and related benefits	2,365	3,717	(968)
Other current liabilities	383	19	(251)
Deferred revenue	18,344	17,410	15,490
Other long-term liabilities	(374)	577	356
Net cash used in operating activities	(9,128)	(7,756)	(2,145)
Cash flows from investing activities:
Purchases of property and equipment	(433)	(984)	(524)
Net cash used in investing activities	(433)	(984)	(524)
Cash flows from financing activities:
Proceeds from initial public offering, net of underwriting discounts	80,213	—	—
Payment of initial public offering costs	(2,424)	—	—
Payment of dividend to Series A preferred stockholders	(7,565)	—	—
Proceeds from exercise of common stock options	1,108	—	—
Proceeds from issuance of long-term debt, net of debt issuance costs	19,616	20,000	10,000
Repayment of long-term debt	(40,000)	(10,000)	—
Net cash provided by financing activities	50,948	10,000	10,000
Effect of foreign exchange rate changes on cash and cash equivalents	1,228	(1,510)	(930)
Net increase (decrease) in cash and cash equivalents	42,615	(250)	6,401
Cash and cash equivalents, beginning of period	31,143	31,393	24,992
Cash and cash equivalents, end of period	$73,758	$31,143	$31,393
Supplemental disclosure of cash flow information:
Cash paid for interest	$515	$895	$193
Cash paid for income taxes	$615	$610	$1,055
Supplemental disclosure of non-cash financing activities:
Conversion of convertible preferred stock to common stock	$48,207	$—	$—
Conversion of convertible preferred stock warrant to common stock warrant	$1,191	$—	$—
Accretion of dividends on convertible preferred stock	$357	$857	$861
The accompanying notes are an integral part of these consolidated financial statements.

APPIAN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Description of Business
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
Basis of Presentation
The accompanying consolidated financial statements and footnotes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification” or “ASC”).
Use of Estimates
The preparation of our consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and judgments that affect the amounts reported in these consolidated financial statements and accompanying notes. Although we believe that the estimates we use are reasonable, due to the inherent uncertainty involved in making these estimates, actual results reported in future periods could differ from those estimates.
Significant estimates embedded in the consolidated financial statements include revenue recognition, income taxes and the related valuation allowance, stock-based compensation and fair value measurements for our common stock and preferred stock warrant.
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Appian and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
Initial Public Offering
In May 2017, we completed an initial public offering, or IPO, in which we sold 7,187,500 shares of our newly-authorized Class A common stock at an initial price to the public of $12.00 per share.  We received net proceeds of $77.8 million, after deducting underwriting discounts and commissions and offering expenses paid and payable by us, from sales of our shares in the IPO.  Immediately prior to the completion of the IPO, (1) all shares of common stock then outstanding were converted into Class B common stock on a one-for-one basis, (2) a warrant to purchase shares of convertible preferred stock was converted into a warrant to purchase shares of Class B common stock and (3) all shares of convertible preferred stock then outstanding were converted into shares of our common stock on a one-for-one basis, and then reclassified as shares of Class B common stock.  See Note 8 for further discussion of the convertible preferred stock and Note 9 for further discussion of the warrant.
Deferred offering costs of $2.4 million, consisting of legal, accounting and other fees and costs related to our IPO, were recorded to additional paid-in capital as a reduction of the proceeds upon the closing of our IPO.
Secondary Offering
In November 2017, we completed a secondary offering in which stockholders sold an aggregate of 4,370,000 shares of our Class A common stock at a price of $20.25 per share. We did not receive any proceeds from the sale of the shares of our Class A common stock offered in the secondary offering.

APPIAN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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
Historically, we licensed our software primarily under perpetual licenses, but over time we transitioned from perpetual licenses to subscriptions. As a result, revenue from our perpetual software licenses was less than 1.0% of our total revenue for 2017 and 2016, respectively, and 1.9% of our total revenue in 2015.
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
Consulting services are billed under both time-and-material and fixed-fee arrangements. For standalone time-and-material contracts, we recognize revenue at contractually agreed upon billing rates applied to hours performed. For standalone fixed-fee contracts, we also recognize revenue as the work is performed using the proportional performance method of accounting. Training revenue is recognized when the associated training services are delivered. Training is also sold in the form of a subscription arrangement where a customer agrees to pay an annual fixed fee for a fixed number of users to have access to all of our training offerings during the year. Revenue from training subscription agreements is recognized ratably over the subscription period.

APPIAN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

We defer recognition of revenue from work performed on pending contract modifications until the period in which the modifications are accepted and funding is approved by the customer. Costs of work performed on pending contract modifications are expensed as incurred.
Multiple Element Arrangements
Our multiple element arrangements are from SaaS subscriptions and term license subscriptions that are generally sold in combination with maintenance and support service and frequently with professional services.
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

APPIAN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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
With regard to our customers, credit evaluation and account monitoring procedures are used to minimize the risk of loss. We believe that no additional credit risk beyond amounts provided for collection loss are inherent in accounts receivable. Revenue generated from government agencies represented 15.4%, 26.2% and 32.7% of our revenue for the years ended December 31, 2017, 2016 and 2015, respectively, of which the top three federal government agencies generated 8.4%, 17.7% and 20.8% of our revenue for the years ended December 31, 2017, 2016 and 2015, respectively. Additionally, 27.0%, 19.5% and 19.9% of our revenue during the years ended December 31, 2017, 2016 and 2015, respectively, was generated from foreign customers.
One customer accounted for 7.0% and 17.2% of accounts receivable at December 31, 2017 and December 31, 2016, respectively.
Cash and Cash Equivalents
We consider all highly liquid investments with an original or remaining maturity of three months or less at the date of purchase, as well as overnight repurchase investments, to be cash equivalents.
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are stated at realizable value, net of an allowance for doubtful accounts. The allowance for doubtful accounts is based on our assessment of the collectability of accounts. We regularly review the composition of the accounts receivable aging, historical bad debts, changes in payment patterns, customer creditworthiness and current economic trends. If the financial condition of our customers were to deteriorate, resulting in their inability to make required payments, additional provisions for doubtful accounts would be required and would increase bad debt expense. To date, our allowance and related bad debt write-offs have been nominal. There was no change in the allowance for doubtful accounts from December 31, 2016 to December 31, 2017.
Deferred Commissions
Deferred commissions are the incremental costs that are directly associated with subscription agreements with customers and consist of sales commissions paid to our direct sales force. Commissions are considered direct and incremental and as such are deferred and amortized over the terms of the related customer contracts consistent with the related revenue. Amortization of deferred commissions is included in sales and marketing expense in the accompanying consolidated statements of operations. Commission expense was $11.8 million, $6.5 million and $4.6 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Property and Equipment
Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Significant additions or improvements extending the useful life of an asset are capitalized, while repairs and maintenance costs which do not significantly improve the related assets or extend their useful lives are charged to expense as incurred.

Asset Category	Useful Life (in years)
Computer software	3
Computer hardware	3
Equipment	5
Office furniture and fixtures	10
Leasehold improvements	Shorter of useful life of assets or lease term

APPIAN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Impairment of Long-Lived Assets
Long-lived assets and certain intangible assets are reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable through undiscounted cash flows from the use of the assets. If such assets are considered to be impaired, the assets are written down to their estimated fair value. No indicators of impairment were identified for the years ended December 31, 2017, 2016 and 2015.
Fair Value of Financial Instruments
The carrying amounts of our cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value as of December 31, 2017 and December 31, 2016 because of the relatively short duration of these instruments. The carrying value of our long-term debt as of December 31, 2016 approximated fair value given interest rates for similar debt instruments available to the Company.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
We evaluate our financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. This determination requires significant judgments to be made. After the reclassification of the convertible preferred stock warrant in May 2017, we did not have any assets or liabilities subject to fair value measurements as of December 31, 2017. See Note 9 for further discussion of the warrant reclassification. The following table summarizes the conclusions reached as of December 31, 2016 (in thousands):

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs
The following table presents the changes in our Level 3 instruments measured at fair value on a recurring basis during the years ended December 31, 2017, 2016 and 2015 (in thousands):

	Year Ended December 31,
	2017	2016	2015
Balance as of January 1,	$850	$650	$351
Change in fair value of warrant liability	341	200	299
Reclassification of warrant liability to equity	(1,191)	—	—
Balance as of December 31,	$—	$850	$650

APPIAN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Stock-Based Compensation
We account for stock-based compensation expense related to stock-based awards based on the estimated fair value of the award on the grant date. We calculate the fair value of stock options using the Black-Scholes OPM. For service-based awards, stock-based compensation expense is recognized on a straight-line basis over the requisite service period. For performance-based awards, stock-based compensation expense is recognized using the accelerated attribution method, based on the probability of satisfying the performance condition. For awards that contain market conditions, compensation expense is measured using a Monte Carlo simulation model and recognized using the accelerated attribution method over the derived service period based on the expected market performance as of the grant date. For restricted stock units, stock-based compensation expense is recognized on a straight-line basis over the requisite service period. We account for forfeitures as they occur, rather than estimating expected forfeitures.
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
Under the two-class method, for periods with net income, basic net income per common share is computed by dividing the net income attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Net income attributable to common stockholders is computed by subtracting from net income the portion of current year earnings that the participating securities would have been entitled to receive pursuant to their dividend rights had all of the year’s earnings been distributed. No such adjustment to earnings is made during periods with a net loss, as the holders of the participating securities have no obligation to fund losses.
Diluted net income per common share is computed under the two-class method by using the weighted average number of shares of common stock outstanding, plus, for periods with net income attributable to common stockholders, the potential dilutive effects of stock options and warrants. In addition, we analyze the potential dilutive effect of the outstanding participating securities under the “if-converted” method when calculating diluted earnings per share, in which it is assumed that the outstanding participating securities convert into common stock at the beginning of the period or date of issuance, if later. We report the more dilutive of the approaches (two-class or “if-converted”) as our diluted net income per share during the period.
Due to net losses for the years ended December 31, 2017, 2016 and 2015, basic and diluted net loss per share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.
Income Taxes
We use the asset and liability method of accounting for income taxes in which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be reversed. We recognize the effect on deferred tax assets and liabilities of a change in tax rates as income and expense in the period that includes the enactment date. A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized.
Our tax positions are subject to income tax audits by multiple tax jurisdictions throughout the world. We recognize the tax benefit of an uncertain tax position only if it is more likely than not the position is sustainable upon examination by the taxing authority. We measure the tax benefit recognized as the largest amount of benefit which is more likely than not to be realized upon settlement with the taxing authority. We recognize penalties and interest related to unrecognized tax benefits as income tax expense.
We calculate the current and deferred income tax provision based on estimates and assumptions that could differ from the actual results reflected in income tax returns filed in subsequent years and record adjustments based on filed income tax returns when identified. The amount of income taxes paid is subject to examination by U.S. federal, state and foreign tax

APPIAN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

authorities. The estimate of the potential outcome of any uncertain tax issue is subject to our assessment of relevant risks, facts and circumstances existing at that time. To the extent the assessment of such tax position changes, we record the change in estimate in the period in which we make that determination.
As described in more detail below under "Recent Accounting Pronouncements" and in Note 6, the Tax Cuts and Jobs Act (the “TCJA”) was enacted on December 22, 2017, substantially changing the U.S. federal tax system. We are required to complete our tax accounting for the TCJA in the period when it has obtained, prepared, and analyzed the information to complete the income tax accounting.
We have not completed our accounting for the tax effects of enactment of the TCJA; however, we have made reasonable estimates of the effects of the TCJA on our financial statements which are included as a component of income tax expense.
Segment Reporting
Operating segments are defined as components of an enterprise for which discrete financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”) for purposes of allocating resources and evaluating financial performance. Our CODM is our chief executive officer, who reviews financial information presented on a companywide basis for purposes of allocating resources and evaluating financial performance. As such, our operations constitute a single operating segment and one reportable segment.
Foreign Currency
Our operations located outside of the United States where the local currency is the functional currency are translated into U.S. dollars using the current rate method. Results of operations are translated at the average rate of exchange for the period. Assets and liabilities are translated at the closing rates on the balance sheet date. Gains and losses on translation of these accounts are accumulated and reported as a separate component of stockholders’ deficit and other comprehensive income (loss).
Gains and losses on foreign currency transactions are recognized in the accompanying consolidated statements of operations as a component of other expense, net. Transaction gains and losses from transactions denominated in foreign currencies resulted in net transaction gains of $2.6 million for the year ended December 31, 2017 and net transaction losses of $1.5 million and $1.3 million for the years ended December 31, 2016 and 2015, respectively.
Research and Development
Research and development expenses include payroll, employee benefits, and other headcount-related costs associated with product development. Our product utilizes a common codebase, whether accessed by customers via the cloud or via an on-premises installation. Since our software is sold and licensed externally, we consider our software as external-use software for purposes of applying the capitalized software development guidance. Product development costs are expensed as incurred until technological feasibility has been established, which we define as the completion of all planning, designing, coding and testing activities that are necessary to establish products that meet design specifications including functions, features and technical performance requirements. We have determined that technological feasibility for our software products is reached shortly before they are released for sale. Costs incurred after technological feasibility is established are not significant, and accordingly we expense all research and development costs when incurred.
Advertising
We expense advertising costs as they are incurred. Advertising expenses were $3.0 million, $1.4 million and $0.5 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Emerging Growth Company Status
We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act (“JOBS Act”). The JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting

APPIAN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

standards until those standards would otherwise apply to private companies. We have elected to avail ourselves of this extended transition period and, as a result, we will not adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies.
Recent Accounting Pronouncements
Adopted
On December 22, 2017, the TCJA was enacted, substantially changing the U.S. Federal tax system. Notable provisions of the TCJA include the reduction of the corporate tax rate from 35% to 21% beginning in 2018, the imposition of a one-time transition tax on unremitted cumulative non-U.S. earnings of foreign subsidiaries, and the implementation of a territorial tax system. While the changes from the TCJA are generally effective beginning in 2018, U.S. GAAP accounting for income taxes requires the effect of a change in tax laws or rates to be recognized in income from continuing operations for the period that includes the enactment date. Due to the complexities involved in accounting for the enactment of the TCJA, the Securities and Exchange Commission Staff Accounting Bulletin No. 118 (“SAB 118”) allows us to record provisional amounts in earnings for the year ending December 31, 2017. Where reasonable estimates can be made, the provisional accounting should be based on such estimates. When no reasonable estimate can be made, the provisional accounting may be based on the tax law in effect before the TCJA. We are required to complete our tax accounting for the TCJA in the period when we have obtained, prepared, and analyzed the information to complete the income tax accounting. We have not completed our accounting for the tax effects of enactment of the TCJA; however, we have made reasonable estimates of the effects of the TCJA on our consolidated financial statements which are included as a component of income tax expense.
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
We continue to evaluate the impact of the new standard on our accounting policies, processes, and system requirements. We have assigned internal resources in addition to the engagement of third-party service providers to assist in the evaluation. Furthermore, we have made and will continue to make investments in systems to enable timely and accurate reporting under the new standard. While we continue to assess all potential impacts under the new standard there is the potential for significant impact to the timing of recognition of revenue, particularly term license subscriptions and professional services revenue. We also expect an impact to our accounting for contract acquisition costs, both with respect to the amounts that will be capitalized as well as the period of amortization.

APPIAN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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
In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting ("ASU 2017-09"), which clarifies when a change to the terms or conditions of a share-based payment award must be accounted for as a modification. ASU 2017-09 requires modification accounting if the fair value, vesting condition or the classification of the award is not the same immediately before and after a change to the terms and conditions of the award. ASU 2017-09 will be effective on a prospective basis beginning on January 1, 2018. Early adoption is permitted. We do not expect ASU 2017-09 to have an impact on our consolidated financial statements.

3.	Property and Equipment
Property and equipment consisted of the following as of December 31 (in thousands):

	2017	2016
Computer software	$1,727	$1,701
Computer hardware	1,644	1,408
Leasehold improvements	4,226	4,098
Office furniture and fixtures	510	464
Equipment	131	116
	8,238	7,787
Less: accumulated depreciation	(5,575)	(4,686)
Property and equipment, net	$2,663	$3,101
Depreciation and amortization expense totaled $0.9 million for the year ended December 31, 2017 and $0.8 million for each of the years ended December 31, 2016 and 2015.

APPIAN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.	Accrued Expenses
Accrued expenses consisted of the following as of December 31 (in thousands):

	2017	2016
Accrued contract labor costs	$3,424	$743
Accrued hosting costs	466	—
Accrued audit and tax expenses	248	358
Accrued reimbursable employee expenses	286	134
Accrued marketing and tradeshow expenses	128	111
Other accrued expenses	1,915	1,514
Total	$6,467	$2,860

5.	Debt
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
2017 Financing Facility
In April 2017, we entered into a new financing facility consisting of a $5.0 million senior revolving credit facility, a $20.0 million senior term loan, and a $10.0 million subordinated term loan. In connection with the execution of this financing facility, the prior line of credit was terminated, and we borrowed the full $20.0 million available under the senior term loan and repaid the outstanding balance under our prior term loan. Additionally, in connection with the execution of our new financing facility, the lender waived the prepayment fee associated with our prior line of credit.  In June 2017, we used proceeds from our IPO to pay all remaining outstanding principal and interest under the senior term loan and subsequently terminated the senior term loan and subordinated term loan. In connection with the repayment of the senior term loan, we recognized a loss on extinguishment of debt of $0.4 million related to unamortized debt issuance costs, which is included within other (income) expense, net in the accompanying consolidated statements of operations. This financing facility was terminated in November 2017 in connection with our entry into a new $20.0 million revolving line of credit.
2017 Line of Credit
In November 2017, we entered into a $20.0 million revolving line of credit with a lender. The facility matures in November 2022. We may elect whether amounts drawn on the revolving line of credit bear interest at a floating rate per annum equal to either the LIBOR or the prime rate plus an additional interest rate margin that is determined by the availability of the borrowings under the revolving line of credit. The additional interest rate margin will range from 2.00% to 2.50% in the case of LIBOR advances and from 1.00% to 1.50% in the case of prime rate advances. The revolving line of credit contains an unused facility fee in an amount between 0.15% and 0.25% of the average unused portion of the revolving line of credit, which is payable quarterly. The agreement contains certain customary affirmative and negative covenants and requires us to maintain (1) an adjusted quick ratio of at least 1.35 to 1.0 and (ii) minimum adjusted EBITDA, in the amounts and for the periods set forth in the agreement. Any amounts borrowed under the credit facility are collateralized by substantially all of our assets. We were in compliance with all covenants as of December 31, 2017. As of December 31, 2017, we had no outstanding borrowings under the revolving line of credit.

APPIAN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.	Income Taxes
For the years ended December 31, 2017, 2016 and 2015, our net loss before income taxes was comprised of the following (in thousands):

	2017	2016	2015
Domestic	$(23,093)	$(4,524)	$1,079
Foreign	(7,153)	(9,620)	(7,688)
Total	$(30,246)	$(14,144)	$(6,609)
For the years ended December 31, 2017, 2016 and 2015, our income tax expense (benefit) was comprised of the following (in thousands):

	2017	2016	2015
Current:
Federal	$(65)	$(627)	$390
State	68	(200)	62
Foreign	1,009	266	217
Total current expense (benefit)	1,012	(561)	669
Deferred:
Federal	(42)	(922)	(334)
State	—	(230)	43
Foreign	(209)	30	—
Total deferred expense (benefit)	(251)	(1,122)	(291)
Total income tax expense (benefit)	$761	$(1,683)	$378
On December 22, 2017, U.S. federal tax reform was enacted with the signing of the TCJA. Notable provisions of the TCJA include the following:

•	Establishment of a flat corporate income tax rate of 21% on U.S. earnings;

•	Imposition of a one-time tax on unremitted cumulative non-U.S. earnings of foreign subsidiaries, or the Transition Tax;

•
The imposition of a new minimum tax on certain non-U.S. earnings, irrespective of the territorial system of taxation, and generally allows for the repatriation of future earnings of foreign subsidiaries without incurring additional U.S. taxes by transitioning to a territorial system of taxation;

•	Imposition of minimum taxes on certain payments made by a U.S. company to a related foreign company, or the Base Erosion Anti-Abuse Tax;

•	Elimination of the alternative minimum tax and allowance of a refund for previous alternative minimum tax credits;

•	Allowance for immediate expensing of the cost of investments in certain depreciable assets acquired and placed in service after September 27, 2017; and

•	Reduction in tax deductions with respect to certain compensation paid to certain executive officers.
While the changes from the TCJA are generally effective beginning in 2018, U.S. GAAP accounting for income taxes requires the effect of a change in tax laws or rates to be recognized in income from continuing operations for the period that includes the enactment date. Due to the complexities involved in accounting for the enactment of the TCJA, the Securities and Exchange Commission Staff Accounting Bulletin No. 118 (“SAB 118”) allows us to record provisional amounts in earnings for the year ending December 31, 2017. Where reasonable estimates can be made, the provisional accounting should be based on such estimates. When no reasonable estimate can be made, the provisional accounting may be based on the tax law in effect before the TCJA. We are required to complete our tax accounting for the TCJA in the period when we have obtained, prepared, and analyzed the information to complete the income tax accounting.

APPIAN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

We have not completed our accounting for the tax effects of enactment of the TCJA; however, as described below, we have made reasonable estimates of the effects of the TCJA on our consolidated financial statements which are included as a component of income tax expense:

•
Deferred tax assets and liabilities: U.S. deferred tax assets and liabilities were remeasured based on the rates at which they are expected to reverse in the future, which is generally 21.0%, resulting in an income tax expense of approximately $2.1 million. This expense is fully offset by the tax benefit from the reduction in our U.S. valuation allowance. We will continue to analyze certain aspects of the TCJA which could potentially affect the tax basis of the reported amounts. Additionally, our U.S. tax returns for 2017 will be filed during the fourth quarter of 2018 and any changes to the tax positions for temporary differences compared to the estimates used will result in an adjustment of the estimated tax expense recorded as of December 31, 2017.

•
Transition Tax effects: The Transition Tax is based on our total post-1986 earnings and profits that was previously deferred from U.S. income taxes. Our provisional estimate for the Transition Tax is zero because we have post-1986 accumulated deficits. We will continue to evaluate the TCJA and any future guidance from the U.S. Treasury Department and Internal Revenue Service (“IRS”) in the determination of the Transition Tax which could result in adjustment of the estimate recorded as of December 31, 2017.

•
Indefinite reinvestment: Following enactment of the TCJA and the associated Transition Tax, in general, repatriation of cash to the United States can be completed with no incremental U.S. tax; however, repatriation of cash could subject the Company to non-U.S. jurisdictional taxes on distributions. The cash that our non-U.S. subsidiaries hold for indefinite reinvestment is generally used to finance foreign operations and investments, including acquisitions. The income taxes applicable to such earnings are not readily determinable given the various tax planning strategies we could employ if we repatriated these earnings. We will continue to evaluate the impact of the TCJA on our election to indefinitely reinvest our non-U.S. earnings, if any.

We will continue to analyze the effects of the TCJA on our consolidated financial statements and operations. Additional impacts from the enactment of the TCJA will be recorded as they are identified during the measurement period as provided for in SAB 118, which allows measurement period adjustments up to one year from the enactment date.
For the years ended December 31, 2017, 2016 and 2015, the provision for income taxes differs from the amount computed by applying the federal statutory income tax rates to our loss before the provision (benefit) for income taxes, as follows:

	2017	2016	2015
U.S. federal statutory tax rate	34.0%	34.0%	34.0%
State tax expense	4.9	1.4	(0.9)
Foreign rate differential	(6.7)	(17.8)	(29.4)
Nondeductible expenses	(0.9)	(2.3)	(4.1)
Tax credits	5.8	6.5	10.0
Unrecognized tax benefits	(0.7)	(0.2)	(1.8)
Other	(0.3)	(0.2)	(1.9)
Remeasurement of deferred taxes	(7.0)	—	—
Change in valuation allowance	(31.6)	(9.6)	(11.5)
Total	(2.5)%	11.8%	(5.6)%
Deferred tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amount of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

APPIAN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of December 31, 2017 and 2016, significant components of our deferred tax assets and liabilities were as follows (in thousands):

	2017	2016
Deferred tax assets:
Accrued vacation	$967	$529
Bad debt	109	159
Deferred revenue	1,248	2,176
Deferred rent	473	834
Tax credits	4,169	2,401
Net operating losses	10,413	2,939
Equity compensation	1,207	—
Other	287	929
Gross deferred tax assets	18,873	9,967
Less: Valuation allowance	(12,328)	(2,642)
Total deferred tax assets	6,545	7,325
Deferred tax liabilities:
Depreciation	(174)	(349)
Unbilled receivables	(555)	(491)
Prepaid expenses	(5,614)	(6,505)
Other	(8)	—
Total deferred tax liabilities	(6,351)	(7,345)
Net deferred tax asset (liability)	$194	$(20)
As of December 31, 2017 and 2016, we had $25.3 million and $1.8 million of gross net operating loss (“NOL”) carryforwards for U.S. federal tax purposes, respectively. Federal NOL carryforwards will expire, if unused, in 2037. As of December 31, 2017 and 2016, we had U.S. gross state NOL carryforwards of $25.3 million and $1.7 million, respectively. We had tax effected state NOL carryforwards of $1.6 million and $0.1 million as of December 31, 2017 and 2016, respectively. U.S. state NOL carryforwards will substantially expire, if unused, in 2037. As of December 31, 2017 and 2016, we had foreign NOL carryforwards of $35.7 million and $23.7 million, respectively, primarily attributable to our subsidiary in Switzerland. Those NOL carryforwards will substantially expire, if unused, in 2024.
Section 382 of the Internal Revenue Code limits the utilization of the NOLs when ownership changes occur, as defined by that section. A number of states have similar state laws that limit utilization of the state NOLs when ownership changes occur. We have performed an analysis of our Section 382 ownership changes and have determined that all federal and U.S state NOLs are available for use as of December 31, 2017.
As of December 31, 2017 and 2016, we had $4.5 million and $2.8 million, respectively, of federal tax credit carryforwards which will expire, if unused, in 2037.
The net change during the year in the total valuation allowance was $9.7 million, primarily driven by the valuation allowance recorded against the U.S. deferred tax assets and the change in the Switzerland deferred tax assets.
We continue to maintain a full valuation allowance against U.S. deferred tax assets based on our cumulative operating results as of December 31, 2017, three-year cumulative loss, and assessment of our expected future results of operations. We have evaluated all evidence, both positive and negative, in assessing the likelihood of realizability and the negative evidence outweighed the positive evidence.
As of December 31, 2017, we have a valuation allowance of $3.5 million against foreign deferred tax assets, primarily for deferred tax assets at our subsidiary in Switzerland. We continue to maintain a full valuation allowance on the deferred tax

APPIAN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

assets of our subsidiary in Switzerland as we determined that it was not more likely than not that we would be able to realize a benefit from the NOL at that subsidiary. Based on our cumulative operating results as of December 31, 2017, and assessment of our expected future results of operations, we determined that it was not more likely than not that we would be able to realize the deferred tax assets prior to expiration.
We are subject to income taxes in the United States, Australia, Canada, France, Germany, Italy, Netherlands, Switzerland, and United Kingdom.
Undistributed earnings of our foreign subsidiaries are considered to be indefinitely reinvested; accordingly, no U.S. income taxes have been provided thereon. Upon repatriation of those earnings, if any, we would be subject to U.S. income taxes, net of any applicable foreign tax credits, and foreign withholding taxes. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable.
As of December 31, 2017 and 2016, we had unrecognized tax benefits of $0.7 million and $0.4 million, respectively, of which the entire portion would affect our effective tax rate if recognized. The following table summarizes the activity related to our unrecognized tax benefit from December 31, 2014 to December 31, 2017 (in thousands):

Balance as of December 31, 2014	$286
Additions for tax positions in current years	98
Additions for tax positions in prior years	—
Reductions due to lapse in statutes of limitations	—
Settlements	—
Balance as of December 31, 2015	384
Additions for tax positions in current years	171
Additions for tax positions in prior years	—
Reductions due to lapse in statutes of limitations	(136)
Settlements	—
Balance as of December 31, 2016	419
Additions for tax positions in current years	232
Additions for tax positions in prior years	—
Reductions due to lapse in statutes of limitations	—
Settlements	—
Balance as of December 31, 2017	$651
We recognize interest and penalties related to uncertain tax positions in income tax expense. During the year ended December 31, 2017, we reduced our liability for potential interest and penalties by $2,000. During the years ended December 31, 2016 and 2015, we recognized potential interest and penalties of $2,000 and $19,000, respectively, and the cumulative balance of interest and penalties as of December 31, 2017 and 2016 and was $33,000 and $35,000, respectively.
We anticipate that total unrecognized tax benefits will not decrease over the next year.
We file income tax returns in the United States federal jurisdiction and in many state and foreign jurisdictions. The tax years 2014 through 2017 remain open to examination by the major taxing jurisdictions to which we are subject. No material examinations are currently open.

7.	Stock-Based Compensation
In May 2017, our board of directors adopted, and our stockholders approved, the 2017 Equity Incentive Plan (the “2017 Plan”), which became effective as of the date of the final prospectus for our IPO. The 2017 Plan provides for the grant of incentive stock options to employees, and for the grant of nonstatutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance-based stock awards and other forms of equity compensation to employees,

APPIAN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

including officers, and to non-employee directors and consultants. We initially reserved 6,421,442 shares of Class A common stock for issuance under the 2017 Plan, which included 421,442 shares that remained available for issuance under our 2007 Stock Option Plan (the “2007 Plan”) at the time that the 2017 Plan became effective. The number of shares reserved under the 2017 Plan increases for any shares subject to outstanding awards originally granted under the 2007 Plan that expire or are forfeited prior to exercise. As a result of the adoption of the 2017 Plan, no further grants may be made under the 2007 Plan. As of December 31, 2017, there were 6,538,262 shares of Class A common stock reserved for issuance under the 2017 Plan, of which 5,775,770 were available to be issued.
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
We estimate the fair value of stock options using the Black-Scholes OPM, which requires the use of subjective assumptions, including the expected term of the option, the current price of the underlying stock prior to our IPO, the expected stock price volatility, expected dividend yield and the risk-free interest rate for the expected term of the option. The expected term represents the period of time the stock options are expected to be outstanding. Due to the lack of sufficient historical exercise data to provide a reasonable basis upon which to otherwise estimate the expected term of the stock options, we use the simplified method to estimate the expected term for our stock options. Under the simplified method, the expected term of an option is presumed to be the mid-point between the vesting date and the end of the contractual term. Expected volatility is based on historical volatilities for publicly traded stock of comparable companies over the estimated expected term of the stock options. We assume no dividend yield because dividends are not expected to be paid in the near future, which is consistent with our history of not paying dividends.
The following table summarizes the assumptions used to estimate the fair value of stock options granted during the years ended December 31:

	2017	2016	2015
Risk-free interest rate	1.9% - 2.2%	1.3% - 1.5%	1.7% - 1.9%
Expected term (in years)	6.5	6.5	6.5
Expected volatility	38.1% - 40.6%	40.9% - 42.0%	39.7% - 44.4%
Expected dividend yield	—%	—%	—%

Stock Options
The following table summarizes the stock option activity for the year ended December 31, 2017:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2017	6,784,448	$4.65	6.5	$44,259
Granted	1,256,200	11.92
Exercised	(876,121)	1.27		14,807
Canceled	(153,640)	7.29
Outstanding at December 31, 2017	7,010,887	6.36	6.6	176,122
Exercisable at December 31, 2017	2,800,447	2.07	3.9	82,367

APPIAN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The weighted average grant-date fair value of options granted during the year ended December 31, 2017, 2016 and 2015 was $5.05, $4.35 and $2.61 per share, respectively. The total fair value of stock options that vested during the year ended December 31, 2017 was $5.6 million. No stock options vested during the years ended December 31, 2016 and 2015 because a qualifying event had not yet occurred. As of December 31, 2017, the total compensation cost related to unvested stock options not yet recognized was $11.0 million, which will be recognized over a weighted average period of 2.8 years.
On April 25, 2017, our board of directors modified certain outstanding stock options nearing their expiration date to remove the performance condition. Stock options to purchase an aggregate of 216,160 shares of common stock were modified, and we recognized stock-based compensation expense of $2.4 million related to this modification.

Restricted Stock Units
The following table summarizes the restricted stock unit activity for the year ended December 31, 2017:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested outstanding at January 1, 2017	—	$—
Granted	738,055	22.15
Vested	(4,930)	20.24
Canceled	(1,150)	21.40
Non-vested outstanding at December 31, 2017	731,975	22.16
As of December 31, 2017, total unrecognized compensation cost related to unvested restricted stock units was approximately $15.6 million and the weighted average remaining vesting period was 2.8 years.
The following table summarizes the components of our stock-based compensation expense for the year ended December 31, 2017 (in thousands):

2017
Stock-based compensation expense related to stock option modifications	$2,394
Cumulative stock-based compensation expense related to stock options recorded upon effectiveness of our IPO	6,236
Post-IPO stock-based compensation expense related to stock options	3,371
Stock-based compensation expense related to the issuance of common stock to directors	222
Stock-based compensation expense related to restricted stock units	753
Total stock-based compensation expense	$12,976
Stock-based compensation expense for restricted stock units, stock options and issuances of common stock is included in the following line items in the accompanying consolidated statements of operations for the year ended December 31, 2017 (in thousands):

2017
Cost of revenue
Subscriptions, software and support	$575
Professional services	1,295
Operating expenses
Sales and marketing	3,233
Research and development	2,822
General and administrative	5,051
Total stock-based compensation expense	$12,976

APPIAN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the years ended December 31, 2016 and 2015, no stock-based compensation expense was recognized for our stock option awards because a qualifying event had not yet occurred.

8.	Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Convertible Preferred Stock
Immediately prior to the completion of the IPO, all shares of convertible preferred stock then outstanding were automatically converted into 18,163,158 shares of common stock on a one-for-one basis, and then reclassified as shares of Class B common stock.
Summary of Activity
The following tables present a summary of activity for our convertible preferred stock issued and outstanding for the years ended December 31, 2017, 2016 and 2015 (dollar amounts in thousands):

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock
	Amount	Shares	Amount	Shares
Balance as of January 1, 2015	$16,197	12,043,108	$37,500	6,120,050
Accretion of dividends on convertible preferred stock	861	—	—	—
Balance as of December 31, 2015	$17,058	12,043,108	$37,500	6,120,050
Accretion of dividends on convertible preferred stock	857	—	—	—
Balance as of December 31, 2016	$17,915	12,043,108	$37,500	6,120,050
Accretion of dividends on convertible preferred stock	357	—	—	—
Payment of accrued dividend to Series A convertible preferred stockholders	(7,565)	—	—	—
Conversion of convertible preferred stock to common stock	(10,707)	(12,043,108)	(37,500)	(6,120,050)
Balance as of December 31, 2017	$—	—	$—	—
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

9.	Warrants
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

APPIAN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10.	Basic and Diluted Loss per Common Share
The following table sets forth the computation of basic and diluted net loss per share for the years ended December 31 (in thousands, except per share data):

	Year Ended December 31,
	2017	2016	2015
Numerator:
Net loss	$(31,007)	$(12,461)	$(6,987)
Accretion of dividends on convertible preferred stock	357	857	861
Net loss attributable to common stockholders	$(31,364)	$(13,318)	$(7,848)
Denominator
Weighted average common shares outstanding, basic and diluted	49,529,833	34,274,718	34,274,718
Net loss per share attributable to common stockholders, basic and diluted	$(0.63)	$(0.39)	$(0.23)
The following securities have been excluded from the calculation of weighted average common shares outstanding because the effect is anti-dilutive or performance or market conditions had not been met at the end of the period:

	Year Ended December 31,
	2017	2016	2015
Convertible preferred stock:
Series A convertible preferred stock	—	12,043,108	12,043,108
Series B convertible preferred stock	—	6,120,050	6,120,050
Warrant to purchase Series A convertible preferred stock	—	84,360	84,360
Stock options	7,010,887	6,784,448	4,589,988
Restricted stock units	731,975	—	—

11.	Commitments and Contingencies
Operating Leases
We lease office space and equipment in our headquarters location in Reston, Virginia, as well as in the United Kingdom, France, Germany, Canada, Italy, Australia and the Netherlands, under non-cancellable operating lease agreements which have various expiration dates through 2026 for our office space and various expiration dates through 2019 for our equipment.
A summary of our future minimum lease commitments by year as of December 31, 2017 is as follows (in thousands):

	Office Leases	Equipment Leases
2018	$7,722	$405
2019	8,043	216
2020	4,828	22
2021	2,503	—
2022	380	—
Thereafter	1,046	—
Total	$24,522	$643
We record rent expense using the total minimum rent commitment, amortized using the straight-line method over the term of the lease. The difference between monthly rental payments and recorded rent expense is charged to deferred rent. As of

APPIAN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2017 and 2016, deferred rent totaled $2.0 million and $2.4 million, respectively, and is included within other current liabilities and other long-term liabilities on the accompanying consolidated balance sheets.
In September 2014, we entered into an agreement to sublease a certain rented facility to a subtenant. The sublease agreement commenced on November 1, 2014 and expired when the original lease agreement expired in October 2017. We received $0.5 million for the year ended December 31, 2017 and $0.6 million for each of the years ended December 31, 2016 and 2015 in rental income from the subtenant.
Total rent and lease expense was $7.0 million, $6.6 million and $4.6 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Other Commitments
We also have entered into a non-cancellable agreement for the use of technology that is integral in the development of our software and pay annual royalty fees of $0.3 million.
Letters of Credit
As of December 31, 2017 and 2016, we had outstanding letters of credit totaling $1.1 million and $1.3 million, respectively, in connection with securing our leased office space. All letters of credit are secured by our borrowing arrangement as described in Note 5.
Legal
From time to time, we are subject to legal, regulatory and other proceedings and claims that arise in the ordinary course of business. There are no issues or resolution of any matters that are expected to have a material adverse impact on our consolidated financial statements.

12.	Segment and Geographic Information
The following table summarizes revenue by geography for the years ended December 31 (in thousands):

	2017	2016	2015
Domestic	$128,997	$107,069	$89,043
International	47,740	25,854	22,161
Total	$176,737	$132,923	$111,204
With respect to geographic information, revenue is attributed to respective geographies based on the contracting address of the customer. There were no individual foreign countries from which more than 10% of our total revenue was attributable for the years ended December 31, 2017, 2016 and 2015. Substantially all of our long-lived assets were held in the United States as of December 31, 2017 and December 31, 2016.

13.	Retirement Plans
We have a defined contribution 401(k) retirement and savings plan (the “401(k) Plan”) to provide retirement benefits for all eligible employees. All employees who have completed forty-five days of service and are at least twenty-one years of age are eligible to participate in the 401(k) Plan. The 401(k) Plan allows eligible employees to make salary-deferred contributions up to 75% of their annual compensation, as defined, and subject to certain Internal Revenue Service limitations. Employer contributions vest at 25% per year, over four years. For the years ending December 31, 2017, 2016 and 2015, we incurred $3.3 million, $2.6 million and $1.9 million, respectively, in contribution expense related to the employer matching contributions.
We are obligated to make plan contributions for the employees of certain of our wholly-owned foreign subsidiaries. For the years ending December 31, 2017, 2016 and 2015, we incurred $0.9 million, $0.7 million and $0.5 million, respectively, in contribution expense related to our foreign subsidiaries.

APPIAN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

14.	Selected Quarterly Information (Unaudited)
The following table sets forth unaudited quarterly consolidated statements of operations data for each of the eight quarters in 2017 and 2016. The information for each of these quarters has been prepared on the same basis as the audited annual consolidated financial statements included in this Annual Report on Form 10-K. In our opinion, the quarterly financial data reflects all adjustments, which consist only of normal recurring adjustments that we consider necessary for a fair presentation of this data. The quarterly financial data should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. These quarterly results are not necessarily indicative of our operating results to be expected in the future.

	Three Months Ended
	Dec 31, 2017	Sep 30, 2017	Jun 30, 2017	Mar 31, 2017	Dec 31, 2016	Sep 30, 2016	Jun 30, 2016	Mar 31, 2016
	(in thousands)
	(unaudited)
Consolidated Statement of
Operations Data:
Revenue:
Subscriptions, software and support	$25,398	$22,660	$22,012	$21,444	$19,365	$17,668	$17,321	$15,618
Professional services	25,164	21,988	21,186	16,885	14,382	13,077	15,146	20,346
Total revenue	50,562	44,648	43,198	38,329	33,747	30,745	32,467	35,964
Cost of revenue:
Subscriptions, software and support	2,488	2,341	2,488	2,062	1,929	1,890	1,836	1,782
Professional services	16,169	14,272	14,149	10,628	8,670	9,315	11,723	12,978
Total cost of revenue	18,657	16,613	16,637	12,690	10,599	11,205	13,559	14,760
Gross profit	31,905	28,035	26,561	25,639	23,148	19,540	18,908	21,204
Operating expenses:
Sales and marketing	22,463	19,725	22,775	17,003	14,660	14,480	13,831	11,166
Research and development	8,968	8,596	9,971	7,300	6,069	6,702	5,296	4,927
General and administrative	7,429	6,237	8,635	4,849	4,260	4,531	4,318	3,930
Total operating expenses	38,860	34,558	41,381	29,152	24,989	25,713	23,445	20,023
Operating (loss) income	(6,955)	(6,523)	(14,820)	(3,513)	(1,841)	(6,173)	(4,537)	1,181
Other (income) expense:
Other (income) expense, net	(380)	(425)	(734)	(499)	1,663	(67)	733	(537)
Interest expense (income)	22	(2)	197	256	256	243	241	242
Total other (income) expense	(358)	(427)	(537)	(243)	1,919	176	974	(295)
Net (loss) income before income taxes	(6,597)	(6,096)	(14,283)	(3,270)	(3,760)	(6,349)	(5,511)	1,476
Income tax expense (benefit)	272	188	176	125	423	(1,610)	(1,217)	721
Net (loss) income(1)	$(6,869)	$(6,284)	$(14,459)	$(3,395)	$(4,183)	$(4,739)	$(4,294)	$755
(1)     In the second quarter of 2017, we recorded $6.2 million of cumulative stock-based compensation expense upon the effectiveness of our IPO and $2.4 million of stock-based compensation expense related to the stock option modifications.
See Note 7 for further discussion of stock-based compensation expense.

15.	Subsequent Events
In preparing our consolidated financial statements, we evaluated subsequent events through February 23, 2018, which is the date that the consolidated financial statements were available to be issued.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We maintain “disclosure controls and procedures,” as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017. Based on the evaluation of our disclosure controls and procedures as of December 31, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management's Report on Internal Control Over Financial Reporting
The Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting due to a transition period established by rules of the SEC for newly public companies.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Item 9B. Other Information.
On February 21, 2018, the Compensation Committee of our Board of Directors recommended, and our Board of Directors approved, a Senior Executive Cash Incentive Bonus Plan, or Bonus Plan, and authorized cash incentive bonuses based on corporate performance during our 2018 fiscal year under the Bonus Plan for certain key executives, including Matthew Calkins, our Chief Executive Officer, and Mark Lynch, our Chief Financial Officer. For 2018, total bonus

APPIAN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

opportunities will be based on achievement of annual objectives related to subscription revenues and new subscription customers. For 2018, Mr. Calkins’ target bonus opportunity under the Bonus Plan is $250,000 and Mr. Lynch’s target bonus opportunity under the Bonus Plan is $50,000. A copy of the Senior Executive Cash Incentive Bonus Plan is filed with this report as Exhibit 10.11 and is incorporated herein by reference.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item is incorporated by reference to our Proxy Statement for our 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2017.
We have adopted a Code of Conduct, applicable to all of our employees, executive officers and directors. The Code of Conduct is available on our website at www.appian.com. We expect that any amendments to the Code of Conduct, or any waivers of its requirements, will be disclosed on our website (www.appian.com) as required by applicable law or the listing standards of the Nasdaq Stock Market.

Item 11. Executive Compensation.
The information required by this item is incorporated by reference to our Proxy Statement for our 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2017.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated by reference to our Proxy Statement for our 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2017.

Item 13. Certain Relationships and Related Transactions and Director Independence.
The information required by this item is incorporated by reference to our Proxy Statement for our 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2017.

Item 14. Principal Accounting Fees and Services.
The information required by this item is incorporated by reference to our Proxy Statement for our 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2017.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this Annual Report:

(1) Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm are shown in the Index to Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

(2) All financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3) Exhibits are incorporated herein by reference or are filed with this Annual Report on Form 10-K as indicated below.

(b) Exhibits

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of Appian Corporation.

3.2(2)	Amended and Restated Bylaws of Appian Corporation.

4.1(3)	Form of Class A common stock certificate of Appian Corporation.

4.2(4)	Amended and Restated Investors' Rights Agreement by and among Appian Corporation and certain of its stockholders, dated February 21, 2014.

10.1+(5)	2007 Stock Option Plan and Form of Option Agreement and Exercise Notice thereunder, as amended to date.

10.2+(6)	2017 Equity Incentive Plan and Forms of Stock Option Agreement, Notice of Exercise and Stock Option Grant Notice thereunder.

10.3+(7)	Non-Employee Director Compensation Plan.

10.4+(8)	Form of Indemnification Agreement by and between Appian Corporation and each of its directors and executive officers.

10.5+(9)	Employment Agreement, dated as of September 7, 2012, by and between Appian Corporation and Matthew Calkins.

10.6+(10)	Employment Agreement, dated as of September 8, 2009, by and between Appian Corporation and Edward Hughes.

10.7+(11)	Form of Amended and Restated Employment Agreement, dated as of April 27, 2017, by and between Appian Corporation and each of Mark Lynch and Chris Winters.

10.8+(12)	Sublease Agreement, dated as of December 10, 2013, by and between Appian Corporation and College Entrance Examination Board, as amended to date.

10.9†(13)	Software Enterprise OEM License Agreement, dated as of June 15, 2016, by and between Appian Corporation and Kx Systems, Inc.

10.10†(14)	Third Amended and Restated Loan and Security Agreement, dated as of November 1, 2017, by and between Appian Corporation and Silicon Valley Bank.

10.11+#	Senior Executive Cash Incentive Bonus Plan.

10.12+#	Forms of Restricted Stock Unit Grant Notices and Restricted Stock Unit Award Agreements under 2017 Equity Incentive Plan.

10.13+#	Forms of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under 2017 Equity Incentive Plan.

10.14+#	2017 Equity Incentive Plan French Qualifying Sub-Plan, with Forms of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement thereunder.

10.15+#	2017 Equity Incentive Plan CSOP Sub-Plan for UK Eligible Employees, with Forms of CSOP Stock Option Grant Notice and CSOP Option Agreement thereunder.

21.1(15)	Subsidiaries of Appian Corporation.

23.1#	Consent of BDO USA, LLP, independent registered public accounting firm.

24.1#	Power of Attorney. Reference is made to the signature page hereto.

31.1#	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2#	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#*	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1#	Forrester Research Consent.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

(4)
Previously filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-217510), filed with the Securities and Exchange Commission on April 27, 2017, and incorporated herein by reference.

(5)
Previously filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-217510), filed with the Securities and Exchange Commission on April 27, 2017, and incorporated herein by reference.

(6)
Previously filed as Exhibit 10.2 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-217510), filed with the Securities and Exchange Commission on May 10, 2017, and incorporated herein by reference.

(7)
Previously filed as Exhibit 10.3 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-217510), filed with the Securities and Exchange Commission on May 12, 2017, and incorporated herein by reference.

(8)
Previously filed as Exhibit 10.4 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-217510), filed with the Securities and Exchange Commission on May 10, 2017, and incorporated herein by reference.

(9)
Previously filed as Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-217510), filed with the Securities and Exchange Commission on April 27, 2017, and incorporated herein by reference.

(10)
Previously filed as Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-217510), filed with the Securities and Exchange Commission on April 27, 2017, and incorporated herein by reference.

(11)
Previously filed as Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-217510), filed with the Securities and Exchange Commission on April 27, 2017, and incorporated herein by reference.

(12)
Previously filed as Exhibit 10.8 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-217510), filed with the Securities and Exchange Commission on May 8, 2017, and incorporated herein by reference.

(13)
Previously filed as Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-217510), filed with the Securities and Exchange Commission on April 27, 2017, and incorporated herein by reference.

(14)	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 2, 2017, and incorporated herein by reference.

(15)
Previously filed as Exhibit 21.1 to the Company’s Registration Statement on Form S-1 (File No. 333-221517), filed with the Securities and Exchange Commission on November 13, 2017, and incorporated herein by reference.

+	Indicates management contract or compensatory plan.
†	Confidential treatment requested as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.
#	Filed herewith.
*
This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

Item 16. Form 10-K Summary.
Not applicable.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPIAN CORPORATION

Date: February 23, 2018	By:	/s/ Matthew Calkins
Name: Matthew Calkins
Title: Chief Executive Officer and Chairman of the Board (On behalf of the Registrant and as Principal Executive Officer)
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Matthew Calkins, Mark Lynch and Christopher Winters, and each of them acting individually, as his or her true and lawful attorneys-in-fact and agents, with full power of each to act alone, with full powers of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, with full power of each to act alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or his, her or their substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Matthew Calkins Matthew Calkins	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	February 23, 2018
/s/ Mark Lynch Mark Lynch	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 23, 2018
/s/ Robert C. Kramer Robert C. Kramer	General Manager and Director	February 23, 2018
/s/ A.G.W. "Jack" Biddle, III A.G.W. "Jack" Biddle, III	Director	February 23, 2018
/s/ Prashanth “PV” Boccassam Prashanth “PV” Boccassam	Director	February 23, 2018
/s/ Michael G. Devine Michael G. Devine	Director	February 23, 2018
/s/ Barbara “Bobbie” Kilberg Barbara “Bobbie” Kilberg	Director	February 23, 2018
/s/ Michael J. Mulligan Michael J. Mulligan	Director	February 23, 2018