Form 10-Q
period 2018-03-31
APPIAN CORP
filed 2018-05-03
CIK 1441683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐    No  ☒
As of April 30, 2018, there were 18,958,565 shares of the registrant’s Class A common stock and 42,300,486 shares of the registrant’s Class B common stock, each with a par value of $0.0001 per share, outstanding.

ii

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

APPIAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	As of March 31, 2018	As of December 31, 2017
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$60,876	$73,758
Accounts receivable, net of allowance of $400	52,518	55,315
Deferred commissions, current	9,247	9,117
Prepaid expenses and other current assets	7,094	7,032
Total current assets	129,735	145,222
Property and equipment, net	3,359	2,663
Deferred commissions, net of current portion	11,931	12,376
Deferred tax assets	240	281
Other assets	533	510
Total assets	$145,798	$161,052
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$2,713	$5,226
Accrued expenses	7,059	6,467
Accrued compensation and related benefits	8,932	12,075
Deferred revenue, current	68,753	70,165
Other current liabilities	1,419	1,182
Total current liabilities	88,876	95,115
Deferred tax liabilities	12	87
Deferred revenue, net of current portion	17,055	18,922
Other long-term liabilities	1,227	1,404
Total liabilities	107,170	115,528
Stockholders’ equity
Class A common stock—par value $0.0001; 500,000,000 shares authorized and 18,891,315 shares issued and outstanding as of March 31, 2018; 500,000,000 shares authorized and 13,030,081 shares issued and outstanding as of December 31, 2017	2	1
Class B common stock—par value $0.0001; 100,000,000 shares authorized and 42,318,846 shares issued and outstanding as of March 31, 2018; 100,000,000 shares authorized, 47,569,796 shares issued and outstanding as of December 31, 2017	4	5
Additional paid-in capital	144,490	141,268
Accumulated other comprehensive (loss) income	(126)	439
Accumulated deficit	(105,742)	(96,189)
Total stockholders’ equity	38,628	45,524
Total liabilities and stockholders’ equity	$145,798	$161,052
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPIAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended March 31,
	2018	2017
Revenue:
Subscriptions, software and support	$26,952	$21,444
Professional services	24,744	16,885
Total revenue	51,696	38,329
Cost of revenue:
Subscriptions, software and support	2,628	2,062
Professional services	18,421	10,628
Total cost of revenue	21,049	12,690
Gross profit	30,647	25,639
Operating expenses:
Sales and marketing	22,964	17,003
Research and development	9,870	7,300
General and administrative	8,060	4,849
Total operating expenses	40,894	29,152
Operating loss	(10,247)	(3,513)
Other (income) expense:
Other (income), net	(918)	(499)
Interest expense	13	256
Total other (income)	(905)	(243)
Net loss before income taxes	(9,342)	(3,270)
Income tax expense	211	125
Net loss	(9,553)	(3,395)
Accretion of dividends on convertible preferred stock	—	214
Net loss attributable to common stockholders	$(9,553)	$(3,609)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.16)	$(0.10)
Weighted average common shares outstanding:
Basic and diluted	60,850,521	34,274,718
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPIAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2018	2017
Net loss	$(9,553)	$(3,395)
Comprehensive loss, net of income taxes:
Foreign currency translation adjustment	(566)	(364)
Total other comprehensive loss, net of income taxes	$(10,119)	$(3,759)
 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPIAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

				Accumulated Other Comprehensive Income (Loss)		Total Stockholders' Equity
	Common Stock		Additional Paid-In Capital		Accumulated Deficit
	Shares	Amount
Balance, January 1, 2018	60,599,877	$6	$141,268	$439	$(96,189)	$45,524
Net loss	—	—	—	—	(9,553)	(9,553)
Issuance of common stock to directors	2,935	—	—	—	—	—
Exercise of stock options	607,349	—	982	—	—	982
Stock-based compensation expense	—	—	2,240	—	—	2,240
Other comprehensive loss	—	—	—	(565)	—	(565)
Balance, March 31, 2018	61,210,161	$6	$144,490	$(126)	$(105,742)	$38,628
 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPIAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(9,553)	$(3,395)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	268	219
Deferred income taxes	76	—
Stock-based compensation	2,240	—
Changes in assets and liabilities:
Accounts receivable	1,932	14,304
Prepaid expenses and other assets	(1,085)	(2,771)
Deferred commissions	315	(741)
Accounts payable and accrued expenses	(2,161)	(3,860)
Accrued compensation and related benefits	(2,743)	(1,408)
Other current liabilities	909	100
Deferred revenue	(3,849)	1,393
Other long-term liabilities	(182)	(136)
Net cash (used in) provided by operating activities	(13,833)	3,705
Cash flows from investing activities:
Purchases of property and equipment	(1,036)	(105)
Net cash used in investing activities	(1,036)	(105)
Cash flows from financing activities:
Proceeds from exercise of common stock options	983	—
Net cash provided by financing activities	983	—
Effect of foreign exchange rate changes on cash and cash equivalents	1,004	16
Net (decrease) increase in cash and cash equivalents	(12,882)	3,616
Cash and cash equivalents, beginning of period	73,758	31,143
Cash and cash equivalents, end of period	$60,876	$34,759
Supplemental disclosure of cash flow information:
Cash paid for interest	$8	$248
Cash paid for income taxes	$57	$54
Supplemental disclosure of non-cash financing activities:
Accretion of dividends on convertible preferred stock	$—	$214
Deferred offering costs included in accounts payable and accrued expenses	$—	$1,251
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPIAN CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	Organization and Description of Business
Appian Corporation (together with its subsidiaries, “Appian,” the “Company,” “we” or “our”) provides a leading low-code software development platform that enables organizations to rapidly develop powerful and unique applications. The applications created on our platform help companies drive digital transformation and competitive differentiation. We were incorporated in the state of Delaware in August 1999. We are headquartered in Reston, Virginia and operate in Canada, Switzerland, the United Kingdom, France, Germany, the Netherlands, Italy, Australia, Spain, Singapore and Sweden.

2.	Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements and footnotes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification” or “ASC”) for interim financial information. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, changes in stockholders’ equity and cash flows. The results of operations for the current period are not necessarily indicative of the results for the full year or the results for any future periods. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission (the “SEC”) on February 23, 2018.
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

APPIAN CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Historically, we licensed our software primarily under perpetual licenses, but over time we transitioned from perpetual licenses to subscriptions. As a result, revenue from our perpetual software licenses was 0.1% and 1.2% of our total revenue for the three months ended March 31, 2018 and 2017, respectively.
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

APPIAN CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Multiple Element Arrangements
Our multiple element arrangements are from SaaS subscriptions, term license subscriptions and perpetual licenses that are generally sold in combination with maintenance and support service and frequently with professional services.
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

APPIAN CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

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
With regard to our customers, credit evaluation and account monitoring procedures are used to minimize the risk of loss. We believe that no additional credit risk beyond amounts provided for collection loss are inherent in accounts receivable. Revenue generated from government agencies represented 12.3% and 16.5% of our revenue for the three months ended March 31, 2018 and 2017, respectively, of which the top three federal government agencies generated 6.4% and 10.8% of our revenue for the three months ended March 31, 2018 and 2017, respectively. Additionally, 33.3% and 22.7% of our revenue during the three months ended March 31, 2018 and 2017, respectively, was generated from foreign customers.
One customer accounted for 6.2% and 7.0% of accounts receivable at March 31, 2018 and December 31, 2017, respectively.
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are stated at realizable value, net of an allowance for doubtful accounts. The allowance for doubtful accounts is based on our assessment of the collectability of accounts. We regularly review the composition of the accounts receivable aging, historical bad debts, changes in payment patterns, customer creditworthiness and current economic trends. If the financial condition of our customers were to deteriorate, resulting in their inability to make required payments, additional provisions for doubtful accounts would be required and would increase bad debt expense. To date, our allowance and related bad debt write-offs have been nominal. There was no change in the allowance for doubtful accounts from December 31, 2017 to March 31, 2018.
Deferred Commissions
Deferred commissions are the incremental costs that are directly associated with subscription agreements with customers and consist of sales commissions paid to our direct sales force. Commissions are considered direct and incremental and as such are deferred and amortized over the terms of the related customer contracts consistent with the related revenue. Amortization of deferred commissions is included in sales and marketing expense in the accompanying condensed consolidated statements of operations. Commission expense was $2.7 million and $2.6 million for the three months ended March 31, 2018 and 2017, respectively.
Fair Value of Financial Instruments
The carrying amounts of our cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value as of March 31, 2018 and December 31, 2017 because of the relatively short duration of these instruments.

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs
There were no changes in our Level 3 instruments measured at fair value on a recurring basis during the three months ended March 31, 2018 and 2017.
Stock-Based Compensation
We account for stock-based compensation expense related to stock-based awards based on the estimated fair value of the award on the grant date. We calculate the fair value of stock options using the Black-Scholes Options Pricing Model. For service-based awards, stock-based compensation expense is recognized on a straight-line basis over the requisite service period. For performance-based awards, stock-based compensation expense is recognized using the accelerated attribution method, based on the probability of satisfying the performance condition. For awards that contain market conditions, compensation expense is measured using a Monte Carlo simulation model and recognized using the accelerated attribution method over the derived service period based on the expected market performance as of the grant date. For restricted stock units, stock-based compensation expense is recognized on a straight-line basis over the requisite service period. We account for forfeitures as they occur, rather than estimating expected forfeitures.
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
Recent Accounting Pronouncements
Adopted
On December 22, 2017, the Tax Cuts and Jobs Act (the "TCJA") was enacted, substantially changing the U.S. Federal tax system. Notable provisions of the TCJA include the reduction of the corporate tax rate from 35% to 21% beginning in 2018, the imposition of a one-time transition tax on unremitted cumulative non-U.S. earnings of foreign subsidiaries, and the implementation of a territorial tax system. While the changes from the TCJA are generally effective beginning in 2018, U.S. GAAP accounting for income taxes requires the effect of a change in tax laws or rates to be recognized in income from continuing operations for the period that includes the enactment date. Due to the complexities involved in accounting for the enactment of the TCJA, the SEC Staff Accounting Bulletin No. 118 (“SAB 118”) allowed us to record provisional amounts in earnings for the year ended December 31, 2017. Where reasonable estimates can be made, the provisional accounting should be based on such estimates. When no reasonable estimate can be made, the provisional accounting may be based on the tax law in effect before the TCJA. We are required to complete our tax accounting for the TCJA in the period when we have obtained, prepared, and analyzed the information to complete the income tax accounting. We have not completed our accounting for the tax effects of enactment of the TCJA; however, we have made reasonable estimates of the effects of the TCJA on our consolidated financial statements which are included as a component of income tax expense.

APPIAN CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

In March 2018, the FASB issued ASU No. 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 ("ASU 2018-05"), which allowed SEC registrants to record provisional amounts in earnings for the year ended December 31, 2017 due to the complexities involved in accounting for the enactment of the TCJA. In accordance with SAB No. 118, we recognized the estimated income tax effects of the TCJA in the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 23, 2018. See Note 5 for further information regarding the provisional amounts recorded as of December 31, 2017.
In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting ("ASU 2017-09"), which clarifies when a change to the terms or conditions of a share-based payment award must be accounted for as a modification. ASU 2017-09 requires modification accounting if the fair value, vesting condition or the classification of the award is not the same immediately before and after a change to the terms and conditions of the award. ASU 2017-09 became effective on a prospective basis beginning on January 1, 2018. The adoption of ASU 2017-09 did not have an impact on our consolidated financial statements for the three months ended March 31, 2018.
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
The Topic 606 guidance allows two methods of adoption: retrospectively to each prior reporting period (full retrospective method) or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective method). We currently plan to adopt the new standard using the full retrospective method to restate each prior reporting period presented.
We do not expect the new standard to have a material impact on the timing of revenue recognition related to our cloud-based subscriptions and standalone professional services. However, we expect the new standard to have a significant impact on the timing of revenue recognition related to our term license subscriptions. Under current industry-specific software revenue recognition guidance, we have historically concluded that we did not have VSOE of fair value of the undelivered services related to term license subscriptions, and accordingly, have recognized term license subscriptions and related services ratably over the subscription term. Under this new standard, the requirement to have VSOE for undelivered services is eliminated. Therefore, we may be required to recognize a portion of revenue from the term license subscriptions upon delivery of the software.
In addition, we expect the new standard to impact our accounting for contract acquisition costs, both with respect to the amounts that will be capitalized as well as the period of amortization. Currently, we defer the direct and incremental commission costs to obtain a contract with a customer and amortize those costs over the term of the related customer contract consistent with the related revenue. Under the new standard, we will continue to defer the direct and incremental commission costs to obtain a contract with a customer but will amortize those costs over the customer's estimated economic life. As a result, we expect the deferred commissions asset to increase and the related amortization expense in each reporting period to decrease under the new standard.

APPIAN CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

We are still in the process of quantifying the effects of the adoption of Topic 606 as well as continuing to evaluate the impact of the adoption of the standard on our consolidated financial statements, including our footnotes.
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
In February 2018, the FASB issued ASU No. 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income ("ASU 2018-02"), which provides entities the option to reclassify to retained earnings tax effects related to items in accumulated other comprehensive income ("OCI") that the FASB refers to as having been stranded in accumulated OCI as a result of tax reform. ASU 2018-02 is effective for fiscal years beginning after December 15, 2018. Early adoption is permitted. We do not expect ASU 2018-02 to have a material impact on our consolidated financial statements.

3.	Accrued Expenses

Accrued expenses consist of the following as of March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018	December 31, 2017
Accrued contract labor costs	$3,459	$3,424
Accrued hosting costs	1,081	466
Accrued audit and tax professional fees	285	248
Accrued reimbursable employee expenses	273	286
Accrued marketing and tradeshow expenses	197	128
Other accrued expenses	1,764	1,915
Total	$7,059	$6,467

4.	Debt
2017 Financing Facility
In April 2017, we entered into a new financing facility consisting of a $5.0 million senior revolving credit facility, a $20.0 million senior term loan, and a $10.0 million subordinated term loan. In connection with the execution of this financing facility, the prior line of credit was terminated, and we borrowed the full $20.0 million available under the senior term loan and repaid the outstanding balance under our prior term loan. Additionally, in connection with the execution of our new financing facility, the lender waived the prepayment fee associated with our prior line of credit.  In June 2017, we used proceeds from our initial public offering ("IPO") to pay all remaining outstanding principal and interest under the senior term loan and subsequently terminated the senior term loan and subordinated term loan. In connection with the repayment of the senior term loan, we recognized a loss on extinguishment of debt of $0.4 million related to unamortized debt issuance costs, which is included within other (income) expense, net in the accompanying condensed consolidated statements of operations. This financing facility was terminated in November 2017 in connection with our entry into a new $20.0 million revolving line of credit.

APPIAN CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

2017 Line of Credit
In November 2017, we entered into a $20.0 million revolving line of credit with a lender. The facility matures in November 2022. We may elect whether amounts drawn on the revolving line of credit bear interest at a floating rate per annum equal to either the LIBOR or the prime rate plus an additional interest rate margin that is determined by the availability of the borrowings under the revolving line of credit. The additional interest rate margin will range from 2.00% to 2.50% in the case of LIBOR advances and from 1.00% to 1.50% in the case of prime rate advances. The revolving line of credit contains an unused facility fee in an amount between 0.15% and 0.25% of the average unused portion of the revolving line of credit, which is payable quarterly. The agreement contains certain customary affirmative and negative covenants and requires us to maintain (1) an adjusted quick ratio of at least 1.35 to 1.0 and (ii) minimum adjusted EBITDA, in the amounts and for the periods set forth in the agreement. Any amounts borrowed under the credit facility are collateralized by substantially all of our assets. We were in compliance with all covenants as of March 31, 2018. As of March 31, 2018, we had no outstanding borrowings under the revolving line of credit.

5.	Income Taxes
The provision for income taxes is based upon the estimated annual effective tax rates for the year applied to the current period income before tax plus the tax effect of any significant unusual items, discrete events or changes in tax law. Our operating subsidiaries are exposed to statutory effective tax rates ranging from zero to approximately 33%. Fluctuations in the distribution of pre-tax income among our operating subsidiaries can lead to fluctuations of the effective tax rate in the condensed consolidated financial statements. For the three months ended March 31, 2018 and 2017, the actual effective tax rates were (2.3)% and (3.8)%, respectively.
We assess uncertain tax positions in accordance with ASC 740-10, Accounting for Uncertainties in Tax. As of March 31, 2018, our net unrecognized tax benefits totaled $0.7 million, of which the entire portion would favorably impact our effective tax rate in the period if recognized. We anticipate that the amount of reasonably possible unrecognized tax benefits that could decrease over the next 12 months due to the expiration of certain statutes of limitations and settlement of tax audits is not material to our consolidated financial statements.
We file income tax returns in the United States federal jurisdiction and in many states and foreign jurisdictions. The tax years 2014 through 2017 remain open to examination by the major taxing jurisdictions to which we are subject. We are not currently under examination by the Internal Revenue Service for any open tax years.
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
While the changes from the TCJA are generally effective beginning in 2018, U.S. GAAP accounting for income taxes requires the effect of a change in tax laws or rates to be recognized in income from continuing operations for the period that includes the enactment date. Due to the complexities involved in accounting for the enactment of the TCJA, SAB 118 allowed us to record provisional amounts in earnings for the year ended December 31, 2017. Where reasonable estimates can be made, the provisional accounting should be based on such estimates. When no reasonable estimate can be made, the provisional accounting may be based on the tax law in effect before the TCJA. We are required to complete our tax accounting for the TCJA in the period when we have obtained, prepared, and analyzed the information to complete the income tax accounting.

APPIAN CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

During the three months ended March 31, 2018, there were no changes made to the provisional amounts recognized in 2017. We will continue to analyze the effects of the TCJA on our financial statements. Additional impacts from the enactment of the TCJA will be recorded as they are identified during the measurement period as provided for in SAB 118, which extends up to one year from the enactment date. The final impact of the TCJA may differ from the provisional amounts that have been recognized, possibly materially, due to, among other things, changes in our interpretation of the TCJA, legislative or administrative actions to clarify the intent of the statutory language provided that differ from our current interpretation, any changes in accounting standards for income taxes or related interpretations in response to the TCJA, or any updates or changes to estimates utilized to calculate the impacts, including changes to current year earnings estimates and applicable foreign exchange rates.

6.	Stock-Based Compensation
In May 2017, our board of directors adopted, and our stockholders approved, the 2017 Equity Incentive Plan (the “2017 Plan”), which became effective as of the date of the final prospectus for our IPO. The 2017 Plan provides for the grant of incentive stock options to employees, and for the grant of nonstatutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance-based stock awards and other forms of equity compensation to employees, including officers, and to non-employee directors and consultants. We initially reserved 6,421,442 shares of Class A common stock for issuance under the 2017 Plan, which included 421,442 shares that remained available for issuance under our 2007 Stock Option Plan (the “2007 Plan”) at the time that the 2017 Plan became effective. The number of shares reserved under the 2017 Plan increases for any shares subject to outstanding awards originally granted under the 2007 Plan that expire or are forfeited prior to exercise. As a result of the adoption of the 2017 Plan, no further grants may be made under the 2007 Plan. As of March 31, 2018, there were 6,571,822 shares of Class A common stock reserved for issuance under the 2017 Plan, of which 5,688,820 were available to be issued.
The 2007 Plan provided for the grant of stock options to employees, directors, and officers. Stock options under the 2007 Plan are exercisable into shares of Class B common stock and generally expire ten years from the date of grant. Under the 2007 Plan, the exercise price of each award was established by the board of directors, but could not be less than the fair market value of a share of our common stock on the grant date. Stock options generally vest upon the satisfaction of both a service condition and a performance condition. The service condition is satisfied at various rates as determined by us, typically on an annual basis over five years. The performance condition required the occurrence of a qualifying event, defined as a change of control transaction or upon the completion of an IPO. The performance condition was satisfied upon the effectiveness of our IPO in May 2017, on which date we recognized $6.2 million of cumulative stock-based compensation expense using the accelerated attribution method from the service start date.
We estimate the fair value of stock options using the Black-Scholes Options Pricing Model, which requires the use of subjective assumptions, including the expected term of the option, the current price of the underlying stock, the expected stock price volatility, expected dividend yield and the risk-free interest rate for the expected term of the option. The expected term represents the period of time the stock options are expected to be outstanding. Due to the lack of sufficient historical exercise data to provide a reasonable basis upon which to otherwise estimate the expected term of the stock options, we use the simplified method to estimate the expected term for our stock options. Under the simplified method, the expected term of an option is presumed to be the mid-point between the vesting date and the end of the contractual term. Expected volatility is based on historical volatilities for publicly traded stock of comparable companies over the estimated expected term of the stock options. We assume no dividend yield because dividends are not expected to be paid in the near future, which is consistent with our history of not paying dividends.
The following table summarizes the assumptions used to estimate the fair value of stock options granted during the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Risk-free interest rate	*	2.2%
Expected term (in years)	*	6.5
Expected volatility	*	40.6%
Expected dividend yield	*	—%
* Not applicable because no stock options were granted during the period.

APPIAN CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Stock Options
The following table summarizes the stock option activity for the three months ended March 31, 2018:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2018	7,010,887	$6.36	6.6	$176,122
Granted	—	—
Exercised	(607,349)	1.62		16,321
Canceled	(35,560)	9.95
Outstanding at March 31, 2018	6,367,978	6.79	6.7	117,104
Exercisable at March 31, 2018	2,287,058	2.43	4.1	52,025
The weighted average grant-date fair value of stock options granted during the three months ended March 31, 2017 was $4.88 per share. No stock options were granted during the three months ended March 31, 2018. The total fair value of stock options that vested during the three months ended March 31, 2018 was $0.3 million. No stock options vested during the three months ended March 31, 2017 because a qualifying event had not yet occurred. As of March 31, 2018, the total compensation cost related to unvested stock options not yet recognized was $9.6 million, which will be recognized over a weighted average period of 2.7 years.

Restricted Stock Units
The following table summarizes the restricted stock unit activity for the three months ended March 31, 2018:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested outstanding at January 1, 2018	731,975	$22.16
Granted	119,425	30.46
Vested	—	—
Canceled	(1,850)	24.51
Non-vested outstanding at March 31, 2018	849,550	23.32
As of March 31, 2018, total unrecognized compensation cost related to unvested restricted stock units was approximately $18.3 million and the weighted average remaining vesting period was 2.6 years.
The following table summarizes the components of our stock-based compensation expense for the three months ended March 31, 2018 (in thousands):

Three Months Ended
March 31, 2018
Stock-based compensation expense related to stock options	$1,254
Stock-based compensation expense related to restricted stock units	894
Stock-based compensation expense related to the issuance of common stock to directors	92
Total stock-based compensation expense	$2,240

APPIAN CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Stock-based compensation expense for restricted stock units, stock options and issuances of common stock is included in the following line items in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2018 (in thousands):

Three Months Ended
March 31, 2018
Cost of revenue
Subscriptions, software and support	$110
Professional services	220
Operating expenses
Sales and marketing	507
Research and development	391
General and administrative	1,012
Total stock-based compensation expense	$2,240
For the three months ended March 31, 2017, no stock-based compensation expense was recognized for our stock option awards because a qualifying event had not yet occurred.

7.	Stockholders’ Equity
As of March 31, 2018, we had authorized 500,000,000 shares of Class A common stock and 100,000,000 shares of Class B common stock, each par value $0.0001 per share, of which 18,891,315 shares of Class A common stock and 42,318,846 shares of Class B common stock were issued and outstanding. The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion rights. The holders of Class A common stock are entitled to one vote per share, and the holders of Class B common stock are entitled to ten votes per share, on all matters that are subject to stockholder vote. The holders of Class B common stock also have approval rights for certain corporate actions. Each share of Class B common stock may be converted into one share of Class A common stock at the option of its holder and will be automatically converted into one share of Class A common stock upon transfer thereof, subject to certain exceptions. In addition, upon the date on which the outstanding shares of Class B common stock represent less than 10% of the aggregate voting power of our capital stock, all outstanding shares of Class B common stock shall convert automatically into Class A common stock.

8.	Basic and Diluted Loss per Common Share
The following securities have been excluded from the calculation of weighted average common shares outstanding because the effect is anti-dilutive or performance or market conditions had not been met at the end of the period:

	Three Months Ended March 31,
	2018	2017
Convertible preferred stock:
Series A convertible preferred stock	—	12,043,108
Series B convertible preferred stock	—	6,120,050
Warrant to purchase Series A convertible preferred stock	—	84,360
Stock options	6,367,978	7,007,328
Restricted stock units	849,550	—

APPIAN CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

9.	Segment and Geographic Information
The following table summarizes revenue by geography for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017
Domestic	$34,481	$29,647
International	17,215	8,682
Total	$51,696	$38,329
With respect to geographic information, revenue is attributed to respective geographies based on the contracting address of the customer. Revenues from external customers attributed to the United Kingdom were 10.6% of total revenue for the three months ended March 31, 2018. There were no individual foreign countries from which more than 10% of our total revenue was attributable for the three months ended March 31, 2017. Substantially all of our long-lived assets were held in the United States as of March 31, 2018 and December 31, 2017.

10.	Subsequent Events
In preparing our condensed consolidated financial statements, we evaluated subsequent events through May 3, 2018, which is the date that the condensed consolidated financial statements were available to be issued.
On April 17, 2018, we entered into a lease agreement for a new headquarters in Tysons, Virginia pursuant to which we have leased approximately 176,000 square feet. The initial term of the lease will commence no later than May 1, 2019 and expires 150 months later, unless earlier terminated, with an option to extend the lease term for two consecutive five-year periods. No annual rent is due for the first 15 months of the initial term of the lease, after which time the monthly base rent will be $450,835, subject to a 3% annual increase. Within 12 months of the commencement of the initial term of the lease, an additional 28,805 square feet of adjacent office space will be added (the "Must-Take Space"). No annual rent is due for a prorated period of time following the addition of the Must-Take Space, after which time the monthly base rent for the Must-Take Space will be $73,693, subject to a 3% annual increase. Including the Must-Take Space, the aggregate base rent payable is approximately $81.9 million over the term of the lease. We are also responsible for the payment of a portion of taxes and operating expenses.
In connection with entering into the lease agreement, we amended our sublease with College Entrance Examination Board, which will terminate the sublease agreement. Pursuant to the termination amendment, the sublease will terminate in two stages, with the termination of a majority of the premises taking place on May 31, 2019, rather than July 31, 2021 as originally contemplated by the sublease.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with (1) our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and (2) the audited consolidated financial statements and the related notes and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2017 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission, or SEC, on February 23, 2018.
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will,” “would” or the negative or plural of these words or similar expressions or variations. Such forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors,”, set forth in Part I, Item 1A of our Annual Report on Form 10-K filed with the SEC on February 23, 2018, in Part II, Item 1A of this Quarterly Report on Form 10-Q and in our other filings with the SEC. You should not rely upon forward-looking statements as predictions of future events. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
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
In 2017 and 2018, we have generated the majority of our revenue from sales of subscriptions, software and support, which include (1) SaaS subscriptions bundled with maintenance and support and hosting services, and (2) term license subscriptions bundled with maintenance and support. To a lesser extent, we also generate revenue from the sale of perpetual software license agreements and associated maintenance and support agreements.
Our subscription fees are based primarily on the number of users who access and utilize the applications built on our platform. Our customer contract terms vary from one to five years with most providing for payment in advance on an annual, quarterly or monthly basis. Due to the variability of our billing terms and the episodic nature of our customers purchasing additional subscriptions, we do not believe that changes in our deferred revenue in a given period are directly correlated with our revenue growth.
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

Our customers include financial services, life sciences, government, telecommunications, media, energy, manufacturing and transportation organizations. Generally, our sales force targets its efforts to organizations with over 2,000 employees and $2 billion in annual revenue. Revenue from government agencies represented 12.3% and 16.5% of our total revenue in the three months ended March 31, 2018 and 2017, respectively. No single end-customer accounted for more than 10% of our total revenue in the three months ended March 31, 2018 and 2017, respectively.
Our platform is designed to be natively multi-lingual to facilitate collaboration and address challenges in multi-national organizations. We offer our platform globally. In the three months ended March 31, 2018 and March 31, 2017, 33.3% and 22.7%, respectively, of our total revenue was generated from customers outside of the United States. As of March 31, 2018, we operated in 12 countries. We believe that we have a significant opportunity to grow our international footprint. We are investing in new geographies, including through investment in direct and indirect sales channels, professional services and customer support and implementation partners.
Recent Developments
In April 2018, we announced the launch of a new product, the Intelligent Contact Center Platform. The Intelligent Contact Center Platform is a cloud platform that enables the rapid building of contact center solutions by combining the core attributes of the Appian platform with native and integrated artificial intelligence capabilities and several strategic technology partnerships. We expect that the Intelligent Contact Center Platform will be available in June 2018.
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

•
Growth of Our Customer Base. We believe we have a substantial opportunity to grow our customer base. We define a customer as an entity with an active subscription or maintenance and support contract related to a perpetual software license as of the specified measurement date. To the extent we contract with one or more entities under common control, we count those entities as separate customers. We have aggressively invested, and intend to continue to invest, in our sales force in order to drive sales to new customers. In particular, we have recently made, and plan to continue to make, investments to enhance the expertise of our sales and marketing organization within our key industry verticals of financial services, life sciences and government. In addition, we have established relationships with strategic partners who work with organizations undergoing digital transformations. Our ability to continue to grow our customer base is dependent, in part, upon our ability to compete within the increasingly competitive markets in which we participate.

•
Further Penetration of Existing Customers. Our sales force seeks to generate additional revenue from existing customers by adding new users to our platform. Many of our customers begin by building a single application and then grow to build dozens of applications on our platform. Generally, the development of new applications on our platform results in the expansion of our user base within an organization and a corresponding increase in revenue to us because we charge subscription fees on a per-user basis for the significant majority of our customer contracts. As a result of this “land and expand” strategy, we have generated significant additional revenue from our customer base. Our ability to increase sales to existing customers will depend on a number of factors, including the size of our sales force and professional services teams, customers’ level of satisfaction with our platform and professional services, pricing, economic conditions and our customers’ overall spending levels. We have also re-focused some of our professional services personnel to become customer success managers. Their role is to ensure the customer realizes value from our platform and support the "land and expand" strategy versus delivering billable hours.

•
Mix of Subscription and Professional Services Revenue. We believe our professional services have driven customer success and facilitated the adoption of our platform by customers. During the initial period of deployment by a customer, we generally provide a greater amount of support in building applications and training than later in the deployment, with a typical engagement extending from two to six months. At the same time, many of our customers have historically purchased subscriptions only for a limited set of their total potential end users. As a result of these factors, the proportion of total revenue for a customer associated with professional services is relatively high during the initial deployment period. Over time, as the need for professional services associated with user deployments decreases and the number of end users increases, we expect the mix of total revenue to shift more toward subscription revenue. In addition, we intend to further grow our base of strategic partners to provide broader customer coverage and solution delivery capabilities. These partners perform professional services with respect to any new service contracts they sign. As we expand the network of strategic partners, we expect the proportion of our total revenue from subscriptions to increase over time relative to professional services. For the three months ended March 31, 2018 and 2017, 52.1% and 55.9% of our revenue, respectively, was derived from sales of subscriptions, software and support, while the remaining 47.9% and 44.1%, respectively, was derived from the sale of professional services.

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

Key Metrics
We monitor the following metrics to help us measure and evaluate the effectiveness of our operations (dollars in thousands):

	Three Months Ended March 31,
	2018	2017
Subscription Revenue	$25,488	$18,737

	March 31,
	2018	2017
Subscription Revenue Retention Rate	119%	117%
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
Results of Operations
The following table sets forth our consolidated statements of operations data:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Consolidated Statements of Operations Data:
Revenue:
Subscriptions, software and support	$26,952	$21,444
Professional services	24,744	16,885
Total revenue	51,696	38,329
Cost of revenue:
Subscriptions, software and support	2,628	2,062
Professional services	18,421	10,628
Total cost of revenue	21,049	12,690
Gross profit	30,647	25,639
Operating expenses:
Sales and marketing	22,964	17,003
Research and development	9,870	7,300
General and administrative	8,060	4,849
Total operating expenses	40,894	29,152
Operating loss	(10,247)	(3,513)
Other (income) expense:
Other (income), net	(918)	(499)
Interest expense	13	256
Total other (income)	(905)	(243)
Net loss before income taxes	(9,342)	(3,270)
Income tax expense	211	125
Net loss	$(9,553)	$(3,395)

The following table sets forth our consolidated statements of operations data expressed as a percentage of total revenue:

	Three Months Ended March 31,
	2018	2017
Consolidated Statements of Operations Data:
Revenue:
Subscriptions, software and support	52.1%	55.9%
Professional services	47.9	44.1
Total revenue	100.0	100.0
Cost of revenue:
Subscriptions, software and support	5.1	5.4
Professional services	35.6	27.7
Total cost of revenue	40.7	33.1
Gross margin	59.3	66.9
Operating expenses:
Sales and marketing	44.4	44.4
Research and development	19.1	19.0
General and administrative	15.6	12.7
Total operating expenses	79.1	76.1
Operating loss	(19.8)	(9.2)
Other (income) expense:
Other (income), net	(1.8)	(1.3)
Interest expense	—	0.7
Total other (income)	(1.8)	(0.6)
Net loss before income taxes	(18.0)	(8.6)
Income tax expense	0.4	0.3
Net loss	(18.4)%	(8.9)%

Comparison of the Three Months Ended March 31, 2018 and 2017
Revenue

	Three Months Ended March 31,		% Change
	2018	2017
	(dollars in thousands)
Revenue
Subscriptions, software and support	$26,952	$21,444	25.7%
Professional services	24,744	16,885	46.5
Total revenue	$51,696	$38,329	34.9

Total revenue increased $13.4 million, or 34.9%, in the three months ended March 31, 2018 compared to the same period in 2017, due to an increase in our professional services revenue of $7.9 million and an increase in our subscriptions, software and support revenue of $5.5 million. The increase in professional services revenue was due to $1.4 million of additional revenue from existing customers and $6.5 million in sales to new customers.  The increase in subscriptions, software and support revenue was attributable to $2.3 million of revenue from expanded deployments and corresponding sales of additional subscriptions to existing customers and $3.2 million in sales of subscriptions to new customers.

Cost of Revenue

	Three Months Ended March 31,		% Change
	2018	2017
	(dollars in thousands)
Cost of revenue:
Subscriptions, software and support	$2,628	$2,062	27.4%
Professional services	18,421	10,628	73.3
Total cost of revenue	$21,049	$12,690	65.9
Subscriptions, software and support gross margin	90.2%	90.4%
Professional services gross margin	25.6	37.1
Total gross margin	59.3	66.9

Cost of revenue increased $8.4 million, or 65.9%, in the three months ended March 31, 2018 compared to the same period in 2017, primarily due to a $5.4 million increase in contractor costs, a $1.6 million increase in professional services and product support personnel costs, a $1.1 million increase in billable expenses, a $0.2 million increase in other cost of revenue and a $0.1 million increase in facility and overhead costs. Contractor costs increased in the three months ended March 31, 2018 compared to the same period in 2017 because of an increase in the usage of subcontractors for professional service engagements. Personnel costs increased due to $0.3 million in stock-based compensation expense, an increase in professional services and product support staff personnel headcount of 8.2% from March 31, 2017 to March 31, 2018 and an increase in the number of experienced professional services employees in the three months ended March 31, 2018. Billable expenses increased because we had more professional services engagements in the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. The increase in other cost of revenue is due to increased hosting costs as sales of our cloud offering increased in the three months ended March 31, 2018. Facility and overhead costs increased to support our personnel growth.
Subscriptions, software and support gross margin decreased to 90.2% in the three months ended March 31, 2018 compared to 90.4% in the same period in 2017 due to an increase in product support personnel costs. Professional services gross margin decreased to 25.6% in the three months ended March 31, 2018 compared to 37.1% in 2017 due to an increase in the usage of subcontractors for professional services engagements and the re-focusing of some professional services personnel to customer success managers. To a lesser degree, the gross margin of our professional services revenue for the three months ended March 31, 2018 was also negatively impacted by a decrease in the utilization rate of professional services resources as compared to the three months ended March 31, 2017 due to an increase in hiring. Due to the higher relative proportion of professional services revenue and the decrease in our professional services margin, gross margin decreased to 59.3% in the three months ended March 31, 2018 compared to 66.9% in the same period in 2017.
Sales and Marketing Expense

	Three Months Ended March 31,		% Change
	2018	2017
	(dollars in thousands)
Sales and marketing	$22,964	$17,003	35.1%
% of revenue	44.4%	44.4%

Sales and marketing expense increased $6.0 million, or 35.1%, in the three months ended March 31, 2018 compared to the same period in 2017, primarily due to a $4.1 million increase in sales and marketing personnel costs, a $1.1 million increase in facility and overhead costs, a $0.7 million increase in marketing costs and a $0.1 million increase in professional fees. Personnel costs increased due to $0.5 million in stock-based compensation expense during the three months ended March 31, 2018, an increase in sales and marketing personnel headcount by 25.3% from March 31, 2017 to March 31, 2018, and increased sales commissions driven by our revenue growth. Facility and overhead costs increased to support our personnel growth. Marketing costs increased due to an increase in advertising costs as well as a rise in marketing event sponsorship and attendance. Professional fees increased due to an increase in consulting fees.

Research and Development Expense

	Three Months Ended March 31,		% Change
	2018	2017
	(dollars in thousands)
Research and development	$9,870	$7,300	35.2%
% of revenue	19.1%	19.0%

Research and development expense increased $2.6 million, or 35.2%, in the three months ended March 31, 2018 compared to the same period in 2017, primarily due to a $2.2 million increase in research and development personnel costs and a $0.4 million increase in facility and overhead costs. Personnel costs increased due to $0.4 million in stock-based compensation expense during the three months ended March 31, 2018 and an increase in research and development personnel headcount by 30.6% from March 31, 2017 to March 31, 2018. Facility and overhead costs increased to support our personnel growth.
General and Administrative Expense

	Three Months Ended March 31,		% Change
	2018	2017
	(dollars in thousands)
General and administrative expense	$8,060	$4,849	66.2%
% of revenue	15.6%	12.7%

General and administrative expense increased $3.2 million, or 66.2%, in the three months ended March 31, 2018 compared to the same period in 2017, primarily due to a $1.9 million increase in general and administrative personnel costs, a $0.6 million increase in facility and overhead costs, a $0.5 million increase in professional fees and a $0.2 million increase in legal and accounting costs. Personnel costs increased due to $1.0 million in stock-based compensation expense during the three months ended March 31, 2018 and an increase in general and administrative personnel headcount by 32.1% from March 31, 2017 to March 31, 2018 in order to support the additional requirements of being a public company. Facility and overhead costs as well as contractor costs increased to support our personnel growth. Professional fees increased due to use of consulting services to assist with the implementation of new software to support our back-office functions. Legal and accounting costs increased due to costs incurred during the negotiation of the lease agreement for our new headquarters and as a result of becoming a public company.
Liquidity and Capital Resources
As of March 31, 2018, we had $60.9 million of cash and cash equivalents. On May 31, 2017, we closed our initial public offering, or IPO, of 7,187,500 shares of our Class A common stock at an offering price of $12.00 per share, including 937,500 shares pursuant to the underwriters’ option to purchase additional Class A shares, resulting in net proceeds to us of $77.8 million, after deducting underwriting discounts and commissions of $6.0 million and offering expenses of $2.4 million.
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
The following table shows a summary of our cash flows for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Cash (used in) provided by operating activities	$(13,833)	$3,705
Cash used in investing activities	(1,036)	(105)
Cash provided by financing activities	983	—
Sources of Funds
We have financed our operations in large part with equity and debt financing arrangements, including net proceeds of $77.8 million from our IPO and $10.0 million from the sale of shares of preferred stock over a period of several years prior to our IPO, as well as through sales of software and professional services and borrowings under our credit facilities.
As of March 31, 2018, we had no outstanding borrowings. In November 2017, we entered into a $20.0 million revolving line of credit with a lender. The facility matures in November 2022. We may elect whether amounts drawn on the revolving line of credit bear interest at a floating rate per annum equal to either the LIBOR or the prime rate plus an additional interest rate margin that is determined by the availability of the borrowings under the revolving line of credit. The additional interest rate margin will range from 2.00% to 2.50% in the case of LIBOR advances and from 1.00% to 1.50% in the case of prime rate advances. The revolving line of credit contains an unused facility fee in an amount between 0.15% and 0.25% of the average unused portion of the revolving line of credit, which is payable quarterly. The agreement contains certain customary affirmative and negative covenants and requires us to maintain (1) an adjusted quick ratio of at least 1.35 to 1.0 and (ii) minimum adjusted EBITDA, in the amounts and for the periods set forth in the agreement. Any amounts borrowed under the credit facility are collateralized by substantially all of our assets. We were in compliance with all covenants as of March 31, 2018.
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
Historical Cash Flows
Operating Activities
For the three months ended March 31, 2018, net cash used in operating activities of $13.8 million consisted of a net loss of $9.6 million and $6.8 million of cash used in changes in working capital, offset by $2.6 million in adjustments for non-cash items. Adjustments for non-cash items consisted of stock-based compensation of $2.2 million, depreciation and amortization expense of $0.3 million and a provision for deferred income taxes of $0.1 million. The decrease in cash and cash equivalents resulting from changes in working capital primarily consisted of a decrease in deferred revenue of $3.8 million, as a result of decreased subscription sales, a $2.7 million decrease in accrued compensation and related benefits, primarily due to the payment of year-end bonuses, a decrease in accounts payable and accrued expenses of $2.1 million, primarily due to the timing of payments and a $1.1 million increase in prepaid expenses and other assets. These decreases were partially offset by a $1.9 million decrease in accounts receivable, primarily due to the timing of collections. We converted less accounts receivable into cash collections during the three months ended March 31, 2018 than the three months ended March 31, 2017. There was also a $0.7 million increase in other liabilities and a $0.3 million decrease in deferred commissions due to decreased sales.

For the three months ended March 31, 2017, net cash provided by operating activities of $3.7 million consisted of a net loss of $3.4 million, offset by $6.9 million of cash provided by changes in working capital and $0.2 million in adjustments for non-cash items. Adjustments for non-cash items consisted of depreciation and amortization expense of $0.2 million. The increase in cash and cash equivalents resulting from changes in working capital primarily consisted of a decrease in accounts receivable of $14.3 million, primarily driven by increased cash collections during the period. This increase was partially offset by a $3.9 million decrease in accounts payable and accrued expenses and a $2.8 million increase in prepaid expenses and other assets.
Investing Activities
For the three months ended March 31, 2018 and 2017, net cash used in investing activities was $1.0 million and $0.1 million, respectively, for the purchase of property and equipment.
Financing Activities
For the three months ended March 31, 2018, net cash provided by financing activities was $1.0 million, consisting of proceeds received from stock option exercises. There were no cash flows from financing activities for the three months ended March 31, 2017.
Contractual Obligations and Commitments
As of March 31, 2018, there was no material change in our contractual obligations and commitments from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on February 23, 2018.
On April 17, 2018, we entered into a lease agreement for a new headquarters in Tysons, Virginia pursuant to which we have leased approximately 176,000 square feet. The initial term of the lease will commence no later than May 1, 2019 and expires 150 months later, unless earlier terminated, with an option to extend the lease term for two consecutive five-year periods. No annual rent is due for the first 15 months of the initial term of the lease, after which time the monthly base rent will be $450,835, subject to a 3% annual increase. Within 12 months of the commencement of the initial term of the lease, an additional 28,805 square feet of adjacent office space will be added, or the "Must-Take Space. No annual rent is due for a prorated period of time following the addition of the Must-Take Space, after which time the monthly base rent for the Must-Take Space will be $73,693, subject to a 3% annual increase. Including the Must-Take Space, the aggregate base rent payable is approximately $81.9 million over the term of the lease. We are also responsible for the payment of a portion of taxes and operating expenses. The payment schedule for the lease is as follows: $0.5 million, $7.6 million, $13.3 million and $64.9 million for the last nine months of 2018, 2019-2021, 2022-2023 and after 2023, respectively.
In connection with entering into the lease agreement, we amended our sublease with College Entrance Examination Board, which will terminate the sublease agreement. Pursuant to the termination amendment, the sublease will terminate in two stages, with the termination of a majority of the premises taking place on May 31, 2019, rather than July 31, 2021 as originally contemplated by the sublease.
Off-Balance Sheet Arrangements
As of March 31, 2018, we did not have any relationships with unconsolidated entities or financial partnerships, including entities sometimes referred to as structured finance or special purpose entities that were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We do not engage in off-balance sheet financing arrangements. In addition, we do not engage in trading activities involving non-exchange traded contracts. We therefore believe that we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.
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
There have been no material changes in our critical accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on February 23, 2018.
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
Interest Rate Risk
We had cash and cash equivalents of $60.9 million as of March 31, 2018, which consisted of cash in readily available checking accounts and overnight repurchase investments. These securities are not dependent on interest rate fluctuations that may cause the principal amount of these assets to fluctuate.
At March 31, 2018, we had no outstanding borrowings.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018. Based on the evaluation of our disclosure controls and procedures as of March 31, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors described in "Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on February 23, 2018. There have been no material changes to the risk factors described in that report.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a)	Recent Sales of Unregistered Equity Securities
Not applicable.

(b)	Use of Proceeds from Initial Public Offering of Common Stock
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

(c)	Issuer Purchases of Equity Securities
Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.
Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES.
Not applicable.

ITEM 5.	OTHER INFORMATION.
Not applicable.

ITEM 6.	EXHIBITS.

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of Appian Corporation.

3.2(2)	Amended and Restated Bylaws of Appian Corporation.

10.1+(4)	Senior Executive Cash Incentive Bonus Plan

31.1#	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2#	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#*	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

(4)
Previously filed as Exhibit 10.11 to Amendment No. 3 to the Company's Annual Report on Form 10-K (File No. 001-38098), filed with the Securities and Exchange Commission on February 23, 2018, and incorporated herein by reference.

+	Indicates management contract or compensatory plan.
#	Filed herewith.
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

APPIAN CORPORATION

Date: May 3, 2018	By:	/s/ Matthew Calkins
Name: Matthew Calkins
Title: Chief Executive Officer and Chairman of the Board (On behalf of the Registrant and as Principal Executive Officer)