Form 10-Q
period 2018-06-30
APPIAN CORP
filed 2018-08-02
CIK 1441683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐    No  ☒
As of July 30, 2018, there were 22,762,370 shares of the registrant’s Class A common stock and 38,971,524 shares of the registrant’s Class B common stock, each with a par value of $0.0001 per share, outstanding.

ii

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

APPIAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	As of June 30, 2018	As of December 31, 2017
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$50,363	$73,758
Accounts receivable, net of allowance of $400	64,916	55,315
Deferred commissions, current	10,890	9,117
Prepaid expenses and other current assets	6,374	7,032
Total current assets	132,543	145,222
Property and equipment, net	3,208	2,663
Deferred commissions, net of current portion	13,665	12,376
Deferred tax assets	245	281
Other assets	599	510
Total assets	$150,260	$161,052
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$8,888	$5,226
Accrued expenses	6,468	6,467
Accrued compensation and related benefits	13,644	12,075
Deferred revenue, current	72,901	70,165
Other current liabilities	1,541	1,182
Total current liabilities	103,442	95,115
Deferred tax liabilities	11	87
Deferred revenue, net of current portion	14,514	18,922
Other long-term liabilities	234	1,404
Total liabilities	118,201	115,528
Stockholders’ equity
Class A common stock—par value $0.0001; 500,000,000 shares authorized and 19,422,534 shares issued and outstanding as of June 30, 2018; 500,000,000 shares authorized and 13,030,081 shares issued and outstanding as of December 31, 2017	2	1
Class B common stock—par value $0.0001; 100,000,000 shares authorized and 42,190,346 shares issued and outstanding as of June 30, 2018; 100,000,000 shares authorized, 47,569,796 shares issued and outstanding as of December 31, 2017	4	5
Additional paid-in capital	147,786	141,268
Accumulated other comprehensive income	976	439
Accumulated deficit	(116,709)	(96,189)
Total stockholders’ equity	32,059	45,524
Total liabilities and stockholders’ equity	$150,260	$161,052
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPIAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue:
Subscriptions, software and support	$33,047	$22,012	$59,999	$43,456
Professional services	26,836	21,186	51,580	38,071
Total revenue	59,883	43,198	111,579	81,527
Cost of revenue:
Subscriptions, software and support	2,824	2,488	5,452	4,550
Professional services	18,750	14,149	37,171	24,777
Total cost of revenue	21,574	16,637	42,623	29,327
Gross profit	38,309	26,561	68,956	52,200
Operating expenses:
Sales and marketing	27,384	22,775	50,348	39,778
Research and development	10,785	9,971	20,655	17,271
General and administrative	8,425	8,635	16,485	13,484
Total operating expenses	46,594	41,381	87,488	70,533
Operating loss	(8,285)	(14,820)	(18,532)	(18,333)
Other expense (income):
Other expense (income), net	2,593	(734)	1,675	(1,233)
Interest expense	54	197	67	453
Total other expense (income)	2,647	(537)	1,742	(780)
Net loss before income taxes	(10,932)	(14,283)	(20,274)	(17,553)
Income tax expense	35	176	246	301
Net loss	(10,967)	(14,459)	(20,520)	(17,854)
Accretion of dividends on convertible preferred stock	—	143	—	357
Net loss attributable to common stockholders	$(10,967)	$(14,602)	$(20,520)	$(18,211)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.18)	$(0.34)	$(0.34)	$(0.47)
Weighted average common shares outstanding:
Basic and diluted	61,401,466	42,800,875	61,127,516	38,561,349
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPIAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net loss	$(10,967)	$(14,459)	$(20,520)	$(17,854)
Comprehensive loss, net of income taxes:
Foreign currency translation adjustment	1,103	(1,032)	537	(1,396)
Total other comprehensive loss, net of income taxes	$(9,864)	$(15,491)	$(19,983)	$(19,250)
 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPIAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

				Accumulated Other Comprehensive Income		Total Stockholders' Equity
	Common Stock		Additional Paid-In Capital		Accumulated Deficit
	Shares	Amount
Balance, January 1, 2018	60,599,877	$6	$141,268	$439	$(96,189)	$45,524
Net loss	—	—	—	—	(20,520)	(20,520)
Issuance of common stock to directors	6,605	—	—	—	—	—
Exercise of stock options	1,006,398	—	2,072	—	—	2,072
Stock-based compensation expense	—	—	4,446	—	—	4,446
Other comprehensive income	—	—	—	537	—	537
Balance, June 30, 2018	61,612,880	$6	$147,786	$976	$(116,709)	$32,059
 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPIAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(20,520)	$(17,854)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	951	443
Deferred income taxes	77	—
Stock-based compensation	4,446	9,345
Fair value adjustment for warrant liability	—	341
Loss on extinguishment of debt	—	384
Changes in assets and liabilities:
Accounts receivable	(9,095)	(1,248)
Prepaid expenses and other assets	(311)	(2,362)
Deferred commissions	(3,062)	(933)
Accounts payable and accrued expenses	3,480	5,296
Accrued compensation and related benefits	1,995	(687)
Other current liabilities	951	(186)
Deferred revenue	(1,368)	1,728
Other long-term liabilities	(1,160)	(17)
Net cash used in operating activities	(23,616)	(5,750)
Cash flows from investing activities:
Purchases of property and equipment	(1,593)	(205)
Net cash used in investing activities	(1,593)	(205)
Cash flows from financing activities:
Proceeds from initial public offering, net of underwriting discounts	—	80,213
Payment of deferred initial public offering costs	—	(1,081)
Payment of dividend to Series A preferred stockholders	—	(7,565)
Proceeds from exercise of common stock options	2,072	452
Proceeds from issuance of long-term debt, net of debt issuance costs	—	19,616
Repayment of long-term debt	—	(40,000)
Net cash provided by financing activities	2,072	51,635
Effect of foreign exchange rate changes on cash and cash equivalents	(258)	831
Net (decrease) increase in cash and cash equivalents	(23,395)	46,511
Cash and cash equivalents, beginning of period	73,758	31,143
Cash and cash equivalents, end of period	$50,363	$77,654
Supplemental disclosure of cash flow information:
Cash paid for interest	$21	$506
Cash paid for income taxes	$175	$228
Supplemental disclosure of non-cash financing activities:
Conversion of convertible preferred stock to common stock	$—	$48,207
Conversion of convertible preferred stock warrant to common stock warrant	$—	$1,191
Accretion of dividends on convertible preferred stock	$—	$357
Deferred offering costs included in accounts payable and accrued expenses	$—	$1,343
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

APPIAN CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Historically, we licensed our software primarily under perpetual licenses, but over time we transitioned from perpetual licenses to subscriptions. However, during the three months ended June 30, 2018 we sold a $4.4 million perpetual software license to the U.S. Air Force. As a result, revenue from our perpetual software licenses was 7.5% and 4.0% of our total revenue for the three and six months ended June 30, 2018, respectively. Revenue from our perpetual software licenses was 0.2% and 0.6% of our total revenue for the three and six months ended June 30, 2017 , respectively.
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
With regard to our customers, credit evaluation and account monitoring procedures are used to minimize the risk of loss. We believe that no additional credit risk beyond amounts provided for collection loss are inherent in accounts receivable. Revenue generated from government agencies represented 20.1% and 16.5% of our revenue for the three and six months ended June 30, 2018, respectively, of which the top three federal government agencies generated 13.5% and 9.8% of our revenue for the three and six months ended June 30, 2018, respectively. Additionally, 28.1% and 29.6% of our revenue during the three and six months ended June 30, 2018, respectively, was generated from foreign customers. Revenue generated from government agencies represented 15.8% and 16.1% of our revenue for the three and six months ended June 30, 2017, respectively, of which the top three federal government agencies generated 9.2% and 9.9% of our revenue for the three and six months ended June 30, 2017, respectively. Additionally, 25.1% and 24.0% of our revenue during the three and six months ended June 30, 2017, respectively, was generated from foreign customers.
One customer accounted for 8.5% of accounts receivable at June 30, 2018 and a different customer accounted for 7.0% of accounts receivable at December 31, 2017.
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are stated at realizable value, net of an allowance for doubtful accounts. The allowance for doubtful accounts is based on our assessment of the collectability of accounts. We regularly review the composition of the accounts receivable aging, historical bad debts, changes in payment patterns, customer creditworthiness and current economic trends. If the financial condition of our customers were to deteriorate, resulting in their inability to make required payments, additional provisions for doubtful accounts would be required and would increase bad debt expense. To date, our allowance and related bad debt write-offs have been nominal. There was no change in the allowance for doubtful accounts from December 31, 2017 to June 30, 2018.
Deferred Commissions
Deferred commissions are the incremental costs that are directly associated with subscription agreements with customers and consist of sales commissions paid to our direct sales force. Commissions are considered direct and incremental and as such are deferred and amortized over the terms of the related customer contracts consistent with the related revenue. Amortization of deferred commissions is included in sales and marketing expense in the accompanying condensed consolidated statements of operations. Commission expense was $3.5 million and $6.2 million for the three and six months ended June 30, 2018, respectively. Commission expense was $2.7 million and $5.3 million for the three and six months ended June 30, 2017, respectively.

APPIAN CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Fair Value of Financial Instruments
The carrying amounts of our cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value as of June 30, 2018 and December 31, 2017 because of the relatively short duration of these instruments.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs
There were no changes in our Level 3 instruments measured at fair value on a recurring basis during the three and six months ended June 30, 2018.
The following table presents the changes in our Level 3 instruments measured at fair value on a recurring basis during the three months ended June 30, 2017 (in thousands):

Three Months Ended June 30,
2017
Balance as of April 1	$850
Change in fair value of warrant liability	341
Reclassification of warrant liability to equity	(1,191)
Balance as of June 30	$—
The following table presents the changes in our Level 3 instruments measured at fair value on a recurring basis during the six months ended June 30, 2017 (in thousands):

Six Months Ended June 30,
2017
Balance as of January 1	$850
Change in fair value of warrant liability	341
Reclassification of warrant liability to equity	(1,191)
Balance as of June 30	$—
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
In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting ("ASU 2017-09"), which clarifies when a change to the terms or conditions of a share-based payment award must be accounted for as a modification. ASU 2017-09 requires modification accounting if the fair value, vesting condition or the classification of the award is not the same immediately before and after a change to the terms and conditions of the award. ASU 2017-09 became effective on a prospective basis beginning on January 1, 2018. The adoption of ASU 2017-09 did not have an impact on our consolidated financial statements for the three and six months ended June 30, 2018.
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

APPIAN CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

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
We do not expect the new standard to have a material impact on the timing of revenue recognition related to our cloud-based subscriptions and standalone professional services. However, we expect the new standard to have a significant impact on the timing of revenue recognition related to our on-premise term license contracts. Under current industry-specific software revenue recognition guidance, we have historically concluded that we did not have VSOE of fair value of the undelivered services related to on-premise term license contracts, and accordingly, have recognized on-premise term license contracts and related services ratably over the contract term. Under this new standard, the requirement to have VSOE for undelivered services is eliminated. Therefore, we may be required to recognize a portion of revenue from the on-premise term license contracts upon delivery of the software.
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

APPIAN CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

3.	Accrued Expenses

Accrued expenses consist of the following as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018	December 31, 2017
Accrued contract labor costs	$2,937	$3,424
Accrued hosting costs	506	466
Accrued reimbursable employee expenses	397	286
Accrued audit and tax professional fees	347	248
Accrued marketing and tradeshow expenses	140	128
Other accrued expenses	2,141	1,915
Total	$6,468	$6,467

4.	Debt
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
2017 Line of Credit
In November 2017, we entered into a $20.0 million revolving line of credit with a lender. The facility matures in November 2022. We may elect whether amounts drawn on the revolving line of credit bear interest at a floating rate per annum equal to either the LIBOR or the prime rate plus an additional interest rate margin that is determined by the availability of the borrowings under the revolving line of credit. The additional interest rate margin will range from 2.00% to 2.50% in the case of LIBOR advances and from 1.00% to 1.50% in the case of prime rate advances. The revolving line of credit contains an unused facility fee in an amount between 0.15% and 0.25% of the average unused portion of the revolving line of credit, which is payable quarterly. The agreement contains certain customary affirmative and negative covenants and requires us to maintain (1) an adjusted quick ratio of at least 1.35 to 1.0 and (ii) minimum adjusted EBITDA, in the amounts and for the periods set forth in the agreement. Any amounts borrowed under the credit facility are collateralized by substantially all of our assets. We were in compliance with all covenants as of June 30, 2018. As of June 30, 2018, we had no outstanding borrowings under the revolving line of credit.

5.	Income Taxes
The provision for income taxes is based upon the estimated annual effective tax rates for the year applied to the current period income before tax plus the tax effect of any significant unusual items, discrete events or changes in tax law. Our operating subsidiaries are exposed to statutory effective tax rates ranging from zero to approximately 33%. Fluctuations in the distribution of pre-tax income among our operating subsidiaries can lead to fluctuations of the effective tax rate in the condensed consolidated financial statements. For the three and six months ended June 30, 2018, the actual effective tax rates were (0.3)% and (1.2)%, respectively. For the three and six months ended June 30, 2017, the actual effective tax rates were (1.2)% and (1.7)%, respectively.
We assess uncertain tax positions in accordance with ASC 740-10, Accounting for Uncertainties in Income Taxes. As of June 30, 2018, our net unrecognized tax benefits totaled $0.7 million, of which the entire portion would favorably impact our

APPIAN CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

effective tax rate in the period if recognized. We anticipate that the amount of reasonably possible unrecognized tax benefits that could decrease over the next 12 months due to the expiration of certain statutes of limitations and settlement of tax audits is not material to our consolidated financial statements.
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
During the three and six months ended June 30, 2018, there were no changes made to the provisional amounts recognized in 2017. We will continue to analyze the effects of the TCJA on our financial statements. Additional impacts from the enactment of the TCJA will be recorded as they are identified during the measurement period as provided for in SAB 118, which extends up to one year from the enactment date. The final impact of the TCJA may differ from the provisional amounts that have been recognized, possibly materially, due to, among other things, changes in our interpretation of the TCJA, legislative or administrative actions to clarify the intent of the statutory language provided that differ from our current interpretation, any changes in accounting standards for income taxes or related interpretations in response to the TCJA, or any updates or changes to estimates utilized to calculate the impacts, including changes to current year earnings estimates and applicable foreign exchange rates.

6.	Stock-Based Compensation
In May 2017, our board of directors adopted, and our stockholders approved, the 2017 Equity Incentive Plan (the “2017 Plan”), which became effective as of the date of the final prospectus for our IPO. The 2017 Plan provides for the grant of incentive stock options to employees, and for the grant of nonstatutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance-based stock awards and other forms of equity compensation to employees, including officers, and to non-employee directors and consultants. We initially reserved 6,421,442 shares of Class A common stock for issuance under the 2017 Plan, which included 421,442 shares that remained available for issuance under our 2007 Stock Option Plan (the “2007 Plan”) at the time that the 2017 Plan became effective. The number of shares reserved under the 2017 Plan increases for any shares subject to outstanding awards originally granted under the 2007 Plan that expire or are forfeited prior to exercise. As a result of the adoption of the 2017 Plan, no further grants may be made under the 2007 Plan. As of June 30, 2018, there were 6,587,802 shares of Class A common stock reserved for issuance under the 2017 Plan, of which 5,674,155 were available to be issued.

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
The following table summarizes the assumptions used to estimate the fair value of stock options granted during the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Risk-free interest rate	*	2.0% - 2.1%	*	2.0% - 2.2%
Expected term (in years)	*	6.5	*	6.5
Expected volatility	*	38.7% - 38.8%	*	38.7% - 40.6%
Expected dividend yield	*	—%	*	—%
* Not applicable because no stock options were granted during the period.
Stock Options
The following table summarizes the stock option activity for the six months ended June 30, 2018:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2018	7,010,887	$6.36	6.6	$176,122
Granted	—	—
Exercised	(1,006,398)	2.05		27,564
Canceled	(50,540)	9.68
Outstanding at June 30, 2018	5,953,949	7.06	6.7	173,261
Exercisable at June 30, 2018	2,262,569	3.29	4.5	74,362
The weighted average grant-date fair value of stock options granted during the six months ended June 30, 2017 was $5.01 per share. No stock options were granted during the six months ended June 30, 2018. The total fair value of stock options that vested during the six months ended June 30, 2018 and 2017 was $1.6 million and $4.9 million, respectively. As of June 30, 2018, the total compensation cost related to unvested stock options not yet recognized was $8.5 million, which will be recognized over a weighted average period of 2.5 years.

APPIAN CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

On April 25, 2017, our board of directors modified certain outstanding stock options nearing their expiration date to remove the performance condition. Stock options to purchase an aggregate of 216,160 shares of common stock were modified, and we recognized stock-based compensation expense of $2.4 million related to this modification.

Restricted Stock Units
The following table summarizes the restricted stock unit activity for the six months ended June 30, 2018:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested outstanding at January 1, 2018	731,975	$22.16
Granted	152,100	29.70
Vested	—	—
Canceled	(6,550)	25.42
Non-vested outstanding at June 30, 2018	877,525	23.44
As of June 30, 2018, total unrecognized compensation cost related to unvested restricted stock units was approximately $18.0 million, which will be recognized over a weighted average period of 2.7 years.
The following table summarizes the components of our stock-based compensation expense for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Stock-based compensation expense related to stock options	$1,073	$6,821	$2,327	$6,821
Stock-based compensation expense related to restricted stock units	1,017	—	1,911	—
Stock-based compensation expense related to the issuance of common stock to directors	116	130	208	130
Stock-based compensation expense related to stock option modifications	—	2,394	—	2,394
Total stock-based compensation expense	$2,206	$9,345	$4,446	$9,345
Stock-based compensation expense for restricted stock units, stock options and issuances of common stock is included in the following line items in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Cost of revenue
Subscriptions, software and support	$107	$404	$217	$404
Professional services	203	984	423	984
Operating expenses
Sales and marketing	538	2,423	1,045	2,423
Research and development	342	2,202	733	2,202
General and administrative	1,016	3,332	2,028	3,332
Total stock-based compensation expense	$2,206	$9,345	$4,446	$9,345

7.	Stockholders’ Equity
As of June 30, 2018, we had authorized 500,000,000 shares of Class A common stock and 100,000,000 shares of Class B common stock, each par value $0.0001 per share, of which 19,422,534 shares of Class A common stock and 42,190,346

APPIAN CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

shares of Class B common stock were issued and outstanding. The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion rights. The holders of Class A common stock are entitled to one vote per share, and the holders of Class B common stock are entitled to ten votes per share, on all matters that are subject to stockholder vote. The holders of Class B common stock also have approval rights for certain corporate actions. Each share of Class B common stock may be converted into one share of Class A common stock at the option of its holder and will be automatically converted into one share of Class A common stock upon transfer thereof, subject to certain exceptions. In addition, upon the date on which the outstanding shares of Class B common stock represent less than 10% of the aggregate voting power of our capital stock, all outstanding shares of Class B common stock shall convert automatically into Class A common stock.

8.	Basic and Diluted Loss per Common Share
The following securities have been excluded from the calculation of weighted average common shares outstanding because the effect is anti-dilutive or performance or market conditions had not been met at the end of the period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Stock options	5,953,949	7,581,688	5,953,949	7,581,688
Restricted stock units	877,525	—	877,525	—

9.	Commitments and Contingencies
Operating Leases
We lease office space and equipment in our headquarters location in Reston, Virginia, as well as in the United Kingdom, France, Germany, Canada, Italy, Australia and the Netherlands, under non-cancellable operating lease agreements which have various expiration dates through 2026 for our office space and various expiration dates through 2019 for our equipment.
In April 2018, we entered into a new lease agreement for a new headquarters in Tysons, Virginia. The lease term is expected to commence on October 1, 2018, for a period of 150 months. Total payments committed under the lease amount to $86.4 million. In connection with the lease agreement, we also entered into a letter of credit of $9.4 million.
In connection with entering into the lease agreement, we amended our sublease with College Entrance Examination Board, which will terminate the sublease agreement. Pursuant to the termination amendment, the sublease will terminate in two stages, with the termination of a majority of the premises taking place on May 31, 2019, rather than July 31, 2021 as originally contemplated by the sublease.

We record rent expense using the total minimum rent commitment, amortized using the straight-line method over the term of the lease. The difference between monthly rental payments and recorded rent expense is charged to deferred rent. As of June 30, 2018 and December 31, 2017, deferred rent totaled $0.9 million and $2.0 million, respectively, and is included within other current liabilities and other long-term liabilities on the accompanying consolidated balance sheets.
Total rent and lease expense was $1.8 million and $3.8 million for the three and six months ended June 30, 2018, respectively. Total rent and lease expense was $1.7 million and $3.4 million for the three and six months ended June 30, 2017, respectively.
Other Commitments
We also have entered into a non-cancellable agreement for the use of technology that is integral in the development of our software and pay annual royalty fees of $0.3 million.

APPIAN CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Letters of Credit
As of June 30, 2018 and December 31, 2017, we had outstanding letters of credit totaling $10.4 million and $1.1 million, respectively, in connection with securing our leased office space. All letters of credit are secured by our borrowing arrangement as described in Note 4.
Legal
From time to time, we are subject to legal, regulatory and other proceedings and claims that arise in the ordinary course of business. There are no issues or resolution of any matters that are expected to have a material adverse impact on our consolidated financial statements.

10.	Segment and Geographic Information
The following table summarizes revenue by geography for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Domestic	$43,035	$32,335	$78,560	$61,982
International	16,848	10,863	33,019	19,545
Total	$59,883	$43,198	$111,579	$81,527
With respect to geographic information, revenue is attributed to respective geographies based on the contracting address of the customer. There were no individual foreign countries from which more than 10% of our total revenue was attributable for the three and six months ended June 30, 2018 and 2017. Substantially all of our long-lived assets were held in the United States as of June 30, 2018 and December 31, 2017.

11.	Subsequent Events
In preparing our condensed consolidated financial statements, we evaluated subsequent events through August 2, 2018, which is the date that the condensed consolidated financial statements were available to be issued.
On July 30, 2018, our board of directors approved the grant of 156,046 restricted stock units under the 2017 Plan at a fair value of $30.94 per share to members of management and other employees. The value of these awards at the grant date was $4.8 million and will be amortized over the vesting periods. 87,146 restricted stock units vest over five years through August 5, 2023 and the remaining 68,900 restricted stock units vest over one year through August 5, 2019.

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
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will,” “would” or the negative or plural of these words or similar expressions or variations. Such forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors,”,- set forth in Part I, Item 1A of our Annual Report on Form 10-K filed with the SEC on February 23, 2018 and in our other filings with the SEC. You should not rely upon forward-looking statements as predictions of future events. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
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
Since inception, we have invested in our professional services organization to help ensure that customers are able to build and deploy applications on our platform. We have several strategic partnerships, including with Deloitte, KPMG and PricewaterhouseCoopers, for them to refer customers to us and then to provide professional services directly to the customers using our platform. We intend to further grow our base of strategic partners to provide broader customer coverage and solution delivery capabilities.  In addition, over time we expect professional services revenue as a percentage of total revenue to decline as we increasingly rely on strategic partners to help our customers deploy our software.  We believe our investment in professional services, including strategic partners building their practices around Appian, will drive increased adoption of our platform.

Our customers include financial services, life sciences, government, telecommunications, media, energy, manufacturing and transportation organizations. Generally, our sales force targets its efforts to organizations with over 2,000 employees and $2 billion in annual revenue. Revenue from government agencies represented 20.1% and 16.5% of our total revenue in the three and six months ended June 30, 2018, respectively. No single end-customer accounted for more than 10% of our total revenue in the three and six months ended June 30, 2018. Revenue from government agencies represented 15.8% and 16.1% of our total revenue in the three and six months ended June 30, 2017, respectively. No single end-customer accounted for more than 10% of our total revenue in the three and six months ended June 30, 2017.
Our platform is designed to be natively multi-lingual to facilitate collaboration and address challenges in multi-national organizations. We offer our platform globally. In the three and six months ended June 30, 2018, 28.1% and 29.6%, respectively, of our total revenue was generated from customers outside of the United States. In the three and six months ended June 30, 2017, 25.1% and 24.0%, respectively, of our total revenue was generated from customers outside of the United States. As of June 30, 2018, we operated in 12 countries. We believe that we have a significant opportunity to grow our international footprint. We are investing in new geographies, including through investment in direct and indirect sales channels, professional services and customer support and implementation partners.
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

•
Mix of Subscription and Professional Services Revenue. We believe our professional services have driven customer success and facilitated the adoption of our platform by customers. During the initial period of deployment by a customer, we generally provide a greater amount of support in building applications and training than later in the deployment, with a typical engagement extending from two to six months. At the same time, many of our customers have historically purchased subscriptions only for a limited set of their total potential end users. As a result of these factors, the proportion of total revenue for a customer associated with professional services is relatively high during the initial deployment period. Over time, as the need for professional services associated with user deployments decreases and the number of end users increases, we expect the mix of total revenue to shift more toward subscription revenue. In addition, we intend to further grow our base of strategic partners to provide broader customer coverage and solution delivery capabilities. These partners perform professional services with respect to any new service contracts they sign. As we expand the network of strategic partners, we expect the proportion of our total revenue from subscriptions to increase over time relative to professional services. For the three months ended June 30, 2018 and 2017, 55.2% and 51.0% of our revenue, respectively, was derived from sales of subscriptions, software and support, while the remaining 44.8% and 49.0%, respectively, was derived from the sale of professional services. For the six months ended June 30, 2018 and 2017, 53.8% and 53.3% of our revenue, respectively, was derived from sales of subscriptions, software and support, while the remaining 46.2% and 46.7%, respectively, was derived from the sale of professional services.

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

Key Metrics
We monitor the following metrics to help us measure and evaluate the effectiveness of our operations (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Subscription Revenue	$27,036	$19,882	$52,524	$38,619

	June 30,
	2018	2017
Subscription Revenue Retention Rate	119%	120%
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
Our revenue is comprised of the following:
Subscriptions, Software and Support
Subscriptions, software and support revenue is primarily derived from:

•	SaaS subscriptions bundled with maintenance and support and hosting services;

•	on-premises term license subscriptions bundled with maintenance and support; and

•	to a lesser extent, perpetual software license agreements and associated maintenance and support.
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
Other Expense (Income)
Other Expense (Income), Net
Other expense (income), net consists primarily of unrealized and realized gains and losses related to changes in foreign currency exchange rates, interest income on our cash and cash equivalents, loss on our extinguishment of debt and fair value adjustments for our preferred stock warrant liability.
Interest Expense
Interest expense consists primarily of interest on our debt and unused fees on our credit facility.

Results of Operations
The following table sets forth our consolidated statements of operations data:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Consolidated Statements of Operations Data:
Revenue:
Subscriptions, software and support	$33,047	$22,012	$59,999	$43,456
Professional services	26,836	21,186	51,580	38,071
Total revenue	59,883	43,198	111,579	81,527
Cost of revenue:
Subscriptions, software and support	2,824	2,488	5,452	4,550
Professional services	18,750	14,149	37,171	24,777
Total cost of revenue	21,574	16,637	42,623	29,327
Gross profit	38,309	26,561	68,956	52,200
Operating expenses:
Sales and marketing	27,384	22,775	50,348	39,778
Research and development	10,785	9,971	20,655	17,271
General and administrative	8,425	8,635	16,485	13,484
Total operating expenses	46,594	41,381	87,488	70,533
Operating loss	(8,285)	(14,820)	(18,532)	(18,333)
Other expense (income):
Other expense (income), net	2,593	(734)	1,675	(1,233)
Interest expense	54	197	67	453
Total other expense (income)	2,647	(537)	1,742	(780)
Net loss before income taxes	(10,932)	(14,283)	(20,274)	(17,553)
Income tax expense	35	176	246	301
Net loss	$(10,967)	$(14,459)	$(20,520)	$(17,854)

The following table sets forth our consolidated statements of operations data expressed as a percentage of total revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Consolidated Statements of Operations Data:
Revenue:
Subscriptions, software and support	55.2%	51.0%	53.8%	53.3%
Professional services	44.8	49.0	46.2	46.7
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Subscriptions, software and support	4.7	5.8	4.9	5.6
Professional services	31.3	32.7	33.3	30.4
Total cost of revenue	36.0	38.5	38.2	36.0
Gross margin	64.0	61.5	61.8	64.0
Operating expenses:
Sales and marketing	45.7	52.7	45.1	48.8
Research and development	18.0	23.1	18.5	21.2
General and administrative	14.1	20.0	14.8	16.5
Total operating expenses	77.8	95.8	78.4	86.5
Operating loss	(13.8)	(34.3)	(16.6)	(22.5)
Other expense (income):
Other expense (income), net	4.3	(1.7)	1.5	(1.5)
Interest expense	0.1	0.5	0.1	0.6
Total other expense (income)	4.4	(1.2)	1.6	(0.9)
Net loss before income taxes	(18.2)	(33.1)	(18.2)	(21.6)
Income tax expense	0.1	0.4	0.2	0.4
Net loss	(18.3)%	(33.5)%	(18.4)%	(22.0)%
Comparison of the Three Months Ended June 30, 2018 and 2017
Revenue

	Three Months Ended June 30,		% Change
	2018	2017
	(dollars in thousands)
Revenue
Subscriptions, software and support	$33,047	$22,012	50.1%
Professional services	26,836	21,186	26.7
Total revenue	$59,883	$43,198	38.6

Total revenue increased $16.7 million, or 38.6%, in the three months ended June 30, 2018 compared to the same period in 2017, due to an increase in our subscriptions, software and support revenue of $11.0 million and an increase in our professional services revenue of $5.7 million. The increase in subscriptions, software and support revenue was attributable to $7.3 million of revenue from expanded deployments and corresponding sales of additional subscriptions to existing customers, including a $4.4 million perpetual software license sold to a federal agency. The increase was also due to $3.7 million in sales of subscriptions to new customers. The increase in professional services revenue was due to $6.8 million in sales to new customers, offset by $1.1 million less revenue from existing customers.

Cost of Revenue

	Three Months Ended June 30,		% Change
	2018	2017
	(dollars in thousands)
Cost of revenue:
Subscriptions, software and support	$2,824	$2,488	13.5%
Professional services	18,750	14,149	32.5
Total cost of revenue	$21,574	$16,637	29.7
Subscriptions, software and support gross margin	91.5%	88.7%
Professional services gross margin	30.1	33.2
Total gross margin	64.0	61.5

Cost of revenue increased $4.9 million, or 29.7%, in the three months ended June 30, 2018 compared to the same period in 2017, primarily due to a $3.4 million increase in contractor costs, a $1.0 million increase in professional services and product support personnel costs, a $0.3 million increase in facility and overhead costs and a $0.2 million increase in other cost of revenue. Contractor costs increased in the three months ended June 30, 2018 compared to the same period in 2017 because of an increase in the usage of subcontractors for professional service engagements. Personnel costs increased due to an increase in professional services and product support staff personnel headcount of 16.1% from June 30, 2017 to June 30, 2018, offset by a $1.1 million decrease in stock-based compensation expense during the three months ended June 30, 2018. Facility and overhead costs increased to support our personnel growth. The increase in other cost of revenue is due to increased hosting costs as sales of our cloud offering increased in the three months ended June 30, 2018.
Subscriptions, software and support gross margin increased to 91.5% in the three months ended June 30, 2018 compared to 88.7% in the same period in 2017 due to the sale of the $4.4 million perpetual software license and a $0.3 million decrease in stock-based compensation expense. There is minimal cost of revenue for our perpetual software revenue, therefore increasing our subscriptions, software and support gross margin. Professional services gross margin decreased to 30.1% in the three months ended June 30, 2018 compared to 33.2% in 2017 due to an increase in the usage of subcontractors for professional services engagements and the re-focusing of some professional services personnel to customer success managers. To a lesser degree, the gross margin of our professional services revenue for the three months ended June 30, 2018 was also negatively impacted by a decrease in the utilization rate of professional services resources as compared to the three months ended June 30, 2017 due to an increase in hiring. Due to the higher percentage of subscriptions, software and support revenue and the increase in our subscriptions, software and support margin, gross margin increased to 64.0% in the three months ended June 30, 2018 compared to 61.5% in the same period in 2017.
Sales and Marketing Expense

	Three Months Ended June 30,		% Change
	2018	2017
	(dollars in thousands)
Sales and marketing	$27,384	$22,775	20.2%
% of revenue	45.7%	52.7%

Sales and marketing expense increased $4.6 million, or 20.2%, in the three months ended June 30, 2018 compared to the same period in 2017, primarily due to a $2.2 million increase in sales and marketing personnel costs, a $1.4 million increase in facility and overhead costs and a $1.1 million increase in marketing costs, offset by a $0.1 million decrease in professional fees. Personnel costs increased due to an increase in sales and marketing personnel headcount by 27.8% from June 30, 2017 to June 30, 2018 and increased sales commissions driven by our revenue growth, offset by a $1.9 million decrease in stock-based compensation expense during the three months ended June 30, 2018. Facility and overhead costs increased to support our personnel growth. Marketing costs increased due to a rise in marketing event sponsorship and attendance, as well as an increase in advertising costs. Professional fees decreased due to a decrease in consulting fees after the completion of Appian World in April 2018.

Research and Development Expense

	Three Months Ended June 30,		% Change
	2018	2017
	(dollars in thousands)
Research and development	$10,785	$9,971	8.2%
% of revenue	18.0%	23.1%

Research and development expense increased $0.8 million, or 8.2%, in the three months ended June 30, 2018 compared to the same period in 2017, primarily due to a $0.4 million increase in research and development personnel costs and a $0.4 million increase in facility and overhead costs. Personnel costs increased due to an increase in research and development personnel headcount by 38.2% from June 30, 2017 to June 30, 2018, offset by a $1.9 million decrease in stock-based compensation expense during the three months ended June 30, 2018. Facility and overhead costs increased to support our personnel growth.
General and Administrative Expense

	Three Months Ended June 30,		% Change
	2018	2017
	(dollars in thousands)
General and administrative expense	$8,425	$8,635	(2.4)%
% of revenue	14.1%	20.0%

General and administrative expense decreased $0.2 million, or 2.4%, in the three months ended June 30, 2018 compared to the same period in 2017, primarily due to a $1.2 million decrease in general and administrative personnel costs, offset by a $0.5 million increase in facility and overhead costs, a $0.4 million increase in professional fees and a $0.1 million increase in legal and accounting costs. Personnel costs decreased due to a $2.3 million decrease in stock-based compensation expense during the three months ended June 30, 2018, offset by an increase in other personnel costs due to an increase in general and administrative personnel headcount by 21.7% from June 30, 2017 to June 30, 2018 in order to support the additional requirements of being a public company. Facility and overhead costs increased to support our personnel growth. Professional fees increased due to use of consulting services to assist with the implementation of new software to support our back-office functions. Legal and accounting costs increased due to costs incurred during the negotiation of the lease agreement for our new headquarters and as a result of becoming a public company.
Other Expense (Income), Net

	Three Months Ended June 30,		% Change
	2018	2017
	(dollars in thousands)
Other expense (income), net	$2,593	$(734)	453.3%
% of revenue	4.3%	(1.7)%

Other expense (income), net increased by $3.3 million in the three months ended June 30, 2018 compared to the same period in 2017, primarily due to $2.7 million in foreign exchange loss in the three months ended June 30, 2018 compared to $1.4 million in foreign exchange gain in the three months ended June 30, 2017, offset by a $0.4 million loss on the extinguishment of debt and a $0.3 million fair value adjustment of the preferred stock warrant liability in the three months ended June 30, 2017. There was also a $0.1 million increase in interest income in the three months ended June 30, 2018 compared to the same period in 2017. The increase in foreign exchange loss was primarily due to currency fluctuations of the British Pound Sterling, Euro, Australian dollar and Swiss Franc versus the U.S. dollar during the three months ended June 30, 2018 compared to the same period in 2017.

Interest Expense

	Three Months Ended June 30,		% Change
	2018	2017
	(dollars in thousands)
Interest expense	$54	$197	(72.6)%
% of revenue	0.1%	0.5%

Interest expense decreased by $0.1 million in the three months ended June 30, 2018 compared to the same period in 2017, primarily due to the repayment of our $20.0 million senior term loan in April 2017.
Comparison of the Six Months Ended June 30, 2018 and 2017
Revenue

	Six Months Ended June 30,		% Change
	2018	2017
	(dollars in thousands)
Revenue
Subscriptions, software and support	$59,999	$43,456	38.1%
Professional services	51,580	38,071	35.5
Total revenue	$111,579	$81,527	36.9

Total revenue increased $30.1 million, or 36.9%, in the six months ended June 30, 2018 compared to the same period in 2017, due to an increase in our subscriptions, software and support revenue of $16.6 million and an increase in our professional services revenue of $13.5 million. The increase in subscriptions, software and support revenue was attributable to $10.5 million of revenue from expanded deployments and corresponding sales of additional subscriptions to existing customers, including a $4.4 million perpetual software license sold to a federal agency. The increase was also due to $6.1 million in sales of subscriptions to new customers. The increase in professional services revenue was due to $1.3 million of additional revenue from existing customers and $12.2 million in sales to new customers.
Cost of Revenue

	Six Months Ended June 30,		% Change
	2018	2017
	(dollars in thousands)
Cost of revenue:
Subscriptions, software and support	$5,452	$4,550	19.8%
Professional services	37,171	24,777	50.0
Total cost of revenue	$42,623	$29,327	45.3
Subscriptions, software and support gross margin	90.9%	89.5%
Professional services gross margin	27.9	34.9
Total gross margin	61.8	64.0

Cost of revenue increased $13.3 million, or 45.3%, in the six months ended June 30, 2018 compared to the same period in 2017, primarily due to a $8.8 million increase in contractor costs, a $2.6 million increase in professional services and product support personnel costs, a $1.1 million increase in billable expenses, a $0.4 million increase in other cost of revenue and a $0.4 million increase in facility and overhead costs. Contractor costs increased in the six months ended June 30, 2018 compared to the same period in 2017 because of an increase in the usage of subcontractors for professional service engagements. Personnel costs increased due to an increase in professional services and product support staff personnel headcount of 16.1% from June 30, 2017 to June 30, 2018, offset by a $0.7 million decrease in stock-based compensation expense during the six months ended June 30, 2018. Billable expenses increased because we had more professional services engagements in the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. The increase in other cost of revenue is due to increased hosting costs as sales of our cloud offering increased in the six months ended June 30, 2018. Facility and overhead costs increased to support our personnel growth.
Subscriptions, software and support gross margin increased to 90.9% in the six months ended June 30, 2018 compared to 89.5% in the same period in 2017 due to the sale of the $4.4 million perpetual software license and a $0.2 million decrease in stock-based compensation expense. There is minimal cost of revenue for our perpetual software revenue, therefore increasing our subscriptions, software and support gross margin. Professional services gross margin decreased to 27.9% in the six months ended June 30, 2018 compared to 34.9% in 2017 due to an increase in the usage of subcontractors for professional services engagements and the re-focusing of some professional services personnel to customer success managers. To a lesser degree, the gross margin of our professional services revenue for the six months ended June 30, 2018 was also negatively impacted by a decrease in the utilization rate of professional services resources as compared to the six months ended June 30, 2017 due to an increase in hiring. Due to the decrease in our professional services margin, gross margin decreased to 61.8% in the six months ended June 30, 2018 compared to 64.0% in the same period in 2017.
Sales and Marketing Expense

	Six Months Ended June 30,		% Change
	2018	2017
	(dollars in thousands)
Sales and marketing	$50,348	$39,778	26.6%
% of revenue	45.1%	48.8%

Sales and marketing expense increased $10.6 million, or 26.6%, in the six months ended June 30, 2018 compared to the same period in 2017, primarily due to a $6.3 million increase in sales and marketing personnel costs, a $2.5 million increase in facility and overhead costs, a $1.7 million increase in marketing costs and a $0.1 million increase in professional fees. Personnel costs increased due to an increase in sales and marketing personnel headcount by 27.8% from June 30, 2017 to June 30, 2018 and increased sales commissions driven by our revenue growth, offset by a $1.4 million decrease in stock-based compensation expense during the six months ended June 30, 2018. Facility and overhead costs increased to support our personnel growth. Marketing costs increased due to a rise in marketing event sponsorship and attendance, as well as an increase in advertising costs. Professional fees increased due to an increase in consulting fees associated with Appian World during the six months ended June 30, 2018.
Research and Development Expense

	Six Months Ended June 30,		% Change
	2018	2017
	(dollars in thousands)
Research and development	$20,655	$17,271	19.6%
% of revenue	18.5%	21.2%

Research and development expense increased $3.4 million, or 19.6%, in the six months ended June 30, 2018 compared to the same period in 2017, primarily due to a $2.6 million increase in research and development personnel costs and a $0.8 million increase in facility and overhead costs. Personnel costs increased due to an increase in research and development personnel headcount by 38.2% from June 30, 2017 to June 30, 2018, offset by a $1.5 million decrease in stock-based compensation expense during the six months ended June 30, 2018. Facility and overhead costs increased to support our personnel growth.

General and Administrative Expense

	Six Months Ended June 30,		% Change
	2018	2017
	(dollars in thousands)
General and administrative expense	$16,485	$13,484	22.3%
% of revenue	14.8%	16.5%

General and administrative expense increased $3.0 million, or 22.3%, in the six months ended June 30, 2018 compared to the same period in 2017, primarily due to a $1.0 million increase in facility and overhead costs, a $1.0 million increase in professional fees, a $0.7 million increase in general and administrative personnel costs and a $0.3 million increase in legal and accounting costs. Facility and overhead costs increased to support our personnel growth. Professional fees increased due to use of consulting services to assist with the implementation of new software to support our back-office functions. Personnel costs increased due to an increase in general and administrative personnel headcount by 21.7% from June 30, 2017 to June 30, 2018 in order to support the additional requirements of being a public company, offset by a $1.3 million decrease in stock-based compensation expense during the six months ended June 30, 2018. Legal and accounting costs increased due to costs incurred during the negotiation of the lease agreement for our new headquarters and as a result of becoming a public company.
Other Expense (Income), Net

	Six Months Ended June 30,		% Change
	2018	2017
	(dollars in thousands)
Other expense (income), net	$1,675	$(1,233)	235.8%
% of revenue	1.5%	(1.5)%

Other expense (income), net increased by $2.9 million in the six months ended June 30, 2018 compared to the same period in 2017, primarily due to $1.9 million in foreign exchange loss in the six months ended June 30, 2018 compared to $2.0 million in foreign exchange gain in the six months ended June 30, 2017, offset by a $0.4 million loss on the extinguishment of debt and a $0.3 million fair value adjustment of the preferred stock warrant liability in the six months ended June 30, 2017. There was also a $0.3 million increase in interest income in the six months ended June 30, 2018 compared to the same period in 2017. The increase in foreign exchange loss was primarily due to currency fluctuations of the British Pound Sterling, Euro, Australian dollar and Swiss Franc versus the U.S. dollar during the six months ended June 30, 2018 compared to the same period in 2017.
Interest Expense

	Six Months Ended June 30,		% Change
	2018	2017
	(dollars in thousands)
Interest expense	$67	$453	(85.2)%
% of revenue	0.1%	0.6%

Interest expense decreased by $0.4 million in the three months ended June 30, 2018 compared to the same period in 2017, primarily due to the repayment of our $20.0 million senior term loan in April 2017.
Liquidity and Capital Resources
As of June 30, 2018, we had $50.4 million of cash and cash equivalents. On May 31, 2017, we closed our initial public offering, or IPO, of 7,187,500 shares of our Class A common stock at an offering price of $12.00 per share, including 937,500 shares pursuant to the underwriters’ option to purchase additional Class A shares, resulting in net proceeds to us of $77.8 million, after deducting underwriting discounts and commissions of $6.0 million and offering expenses of $2.4 million.
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
The following table shows a summary of our cash flows for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
	2018	2017
	(in thousands)
Cash used in operating activities	$(23,616)	$(5,750)
Cash used in investing activities	(1,593)	(205)
Cash provided by financing activities	2,072	51,635
Sources of Funds
We have financed our operations in large part with equity and debt financing arrangements, including net proceeds of $77.8 million from our IPO and $10.0 million from the sale of shares of preferred stock over a period of several years prior to our IPO, as well as through sales of software and professional services and borrowings under our credit facilities.
As of June 30, 2018, we had no outstanding borrowings. In November 2017, we entered into a $20.0 million revolving line of credit with a lender. The facility matures in November 2022. We may elect whether amounts drawn on the revolving line of credit bear interest at a floating rate per annum equal to either the LIBOR or the prime rate plus an additional interest rate margin that is determined by the availability of borrowings under the revolving line of credit. The additional interest rate margin will range from 2.00% to 2.50% in the case of LIBOR advances and from 1.00% to 1.50% in the case of prime rate advances. The revolving line of credit contains an unused facility fee in an amount between 0.15% and 0.25% of the average unused portion of the revolving line of credit, which is payable quarterly. The agreement contains certain customary affirmative and negative covenants and requires us to maintain (1) an adjusted quick ratio of at least 1.35 to 1.0 and (ii) minimum adjusted EBITDA, in the amounts and for the periods set forth in the agreement. Any amounts borrowed under the credit facility are collateralized by substantially all of our assets. We were in compliance with all covenants as of June 30, 2018.
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

Historical Cash Flows
Operating Activities
For the six months ended June 30, 2018, net cash used in operating activities of $23.6 million consisted of a net loss of $20.5 million and $8.6 million of cash used in changes in working capital, offset by $5.5 million in adjustments for non-cash items. Adjustments for non-cash items consisted of stock-based compensation of $4.4 million, depreciation and amortization expense of $1.0 million and a provision for deferred income taxes of $0.1 million. The decrease in cash and cash equivalents resulting from changes in working capital primarily consisted of a $9.1 million increase in accounts receivable, due to the timing of billings and collections. The timing of billings and collections was affected by the implementation of a new enterprise resource planning, or ERP, system during the second quarter of 2018. We converted less accounts receivable into cash collections during the six months ended June 30, 2018 than the six months ended June 30, 2017. There was also a $3.1 million increase in deferred commissions due to increased sales in the three months ended June 30, 2018 and a decrease in deferred revenue of $1.4 million, as a result of decreased subscription sales in the three months ended June 30, 2018 as compared to the three months ended December 31, 2017, which is historically our quarter with the highest percentage of subscription sales. There was also a $0.3 million increase in prepaid expenses and other assets and a $0.2 million decrease in other liabilities. These decreases were partially offset by a $3.5 million increase in accounts payable and accrued expenses, primarily due to the timing of payments and a $2.0 million increase in accrued compensation and related benefits, primarily due to an increase in accrued vacation.
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
Investing Activities
For the six months ended June 30, 2018 and 2017, net cash used in investing activities was $1.6 million and $0.2 million, respectively, for the purchase of property and equipment.
Financing Activities
For the six months ended June 30, 2018, net cash provided by financing activities was $2.1 million, consisting of proceeds received from stock option exercises. For the six months ended June 30, 2017, net cash provided by financing activities was $51.6 million, consisting of $80.2 million in proceeds from our IPO, net of underwriting discounts, $19.6 million in proceeds from the issuance of long-term debt, net of issuance costs, and $0.5 million from proceeds received from stock option exercises. These increases were offset by the repayment of $40.0 million of long-term debt, a $7.6 million dividend payment to the Series A preferred stockholders and the payment of deferred IPO costs of $1.1 million.
Contractual Obligations and Commitments
Except as set forth below, as of June 30, 2018, there was no material change in our contractual obligations and commitments from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on February 23, 2018.
On April 17, 2018, we entered into a lease agreement for a new headquarters in Tysons, Virginia pursuant to which we have leased approximately 176,000 square feet. The initial term of the lease will commence no later than May 1, 2019 and expires 150 months later, unless earlier terminated, with an option to extend the lease term for two consecutive five-year periods. No annual rent is due for the first 15 months of the initial term of the lease, after which time the monthly base rent will be $450,835, subject to a 3% annual increase. Within 12 months of the commencement of the initial term of the lease, an additional 28,805 square feet of adjacent office space will be added, or the "Must-Take Space". No annual rent is due for a prorated period of time following the addition of the Must-Take Space, after which time the monthly base rent for the Must-Take Space will be $73,693, subject to a 3% annual increase. Including the Must-Take Space, the aggregate base rent payable is approximately $81.9 million over the term of the lease. We are also responsible for the payment of a portion of taxes and operating expenses. The payment schedule for the lease is as follows: $7.6 million, $13.3 million and $64.9 million for 2019-2021, 2022-2023 and after 2023, respectively.
In connection with entering into the lease agreement, we amended our sublease with College Entrance Examination Board, which will terminate the sublease agreement. Pursuant to the termination amendment, the sublease will terminate in two stages, with the termination of a majority of the premises taking place on May 31, 2019, rather than July 31, 2021 as originally contemplated by the sublease.
Off-Balance Sheet Arrangements
As of June 30, 2018, we did not have any relationships with unconsolidated entities or financial partnerships, including entities sometimes referred to as structured finance or special purpose entities that were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We do not engage in off-balance sheet financing arrangements. In addition, we do not engage in trading activities involving non-exchange traded contracts. We therefore believe that we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.
Critical Accounting Policies and Estimates
The preparation of our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, or U.S. GAAP, requires us to make estimates and judgments that affect the amounts reported in those financial statements and accompanying notes. Although we believe that the estimates we use are reasonable, due to the inherent uncertainty involved in making those estimates, actual results reported in future periods could differ from those estimates. Significant estimates embedded in the consolidated financial statements for the periods presented include revenue recognition, stock-based compensation and income taxes.
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

Interest Rate Risk
We had cash and cash equivalents of $50.4 million as of June 30, 2018, which consisted of cash in readily available checking accounts and overnight repurchase investments. These securities are not dependent on interest rate fluctuations that may cause the principal amount of these assets to fluctuate.
At June 30, 2018, we had no outstanding borrowings.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018. Based on the evaluation of our disclosure controls and procedures as of June 30, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
During the second quarter of 2018, we implemented a new ERP system. The new ERP system was designed and implemented to assist with the implementation of Topic 606 and compliance with Sarbanes-Oxley Act Section 404. The ERP system was not implemented in response to any identified deficiency or material weakness in our internal control over financial reporting. We took the necessary steps to monitor and maintain appropriate internal control over financial reporting during this period of system change.
There was no change in our internal control over financial reporting, other than the implementation of a new ERP system, identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Not applicable.

(c)	Issuer Purchases of Equity Securities
Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.
Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES.
Not applicable.

ITEM 5.	OTHER INFORMATION.
Planned Retirement of Senior Vice President, Worldwide Sales
On July 30, 2018, Edward Hughes informed us of his intention to step down from his position as Senior Vice President, Worldwide Sales, effective December 31, 2018. Mr. Hughes will assume an as yet undefined role with the Company. We expect to appoint David Mitchell to the role of Senior Vice President, Worldwide Sales, effective January 1, 2019

ITEM 6.	EXHIBITS.

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of Appian Corporation.

3.2(2)	Amended and Restated Bylaws of Appian Corporation.

4.1 (3)	Form of Class A common stock certificate of Appian Corporation.

10.1 (4)	Deed of Lease, dated April 17, 2018, between Appian Corporation and Tamares 7950 Owner LLC.

10.2 (5)	Third Amendment to Sublease, dated April 17, 2018 between Appian Corporation and College Entrance Examination Board.

31.1#	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2#	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#*	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)
Previously filed as Exhibit 3.2 to Amendment No. 3 to the Registrant's Registration Statement on Form S-1 (File No. 333-217510), filed with the Securities and Exchange Commission on May 12, 2017, and incorporated herein by reference.

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

(4)
Previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-38098), filed with the Securities and Exchange Commission on April 23, 2018, and incorporated herein by reference.

(5)
Previously filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K (File No. 001-38098), filed with the Securities and Exchange Commission on April 23, 2018, and incorporated herein by reference.

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

APPIAN CORPORATION

Date: August 2, 2018	By:	/s/ Matthew Calkins
Name: Matthew Calkins
Title: Chief Executive Officer and Chairman of the Board (On behalf of the Registrant and as Principal Executive Officer)