Form 10-Q
period 2018-09-30
APPIAN CORP
filed 2018-11-01
CIK 1441683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Small reporting company	☐
Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐    No  ☒
As of October 29, 2018, there were 28,123,250 shares of the registrant’s Class A common stock and 35,547,717 shares of the registrant’s Class B common stock, each with a par value of $0.0001 per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS
APPIAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	As of	As of
	September 30, 2018	December 31, 2017
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$107,266	$73,758
Accounts receivable, net of allowance of $400	62,464	55,315
Deferred commissions, current	12,366	9,117
Prepaid expenses and other current assets	6,004	7,032
Total current assets	188,100	145,222
Property and equipment, net	3,291	2,663
Deferred commissions, net of current portion	14,658	12,376
Deferred tax assets	246	281
Other assets	569	510
Total assets	$206,864	$161,052
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$6,616	$5,226
Accrued expenses	6,598	6,467
Accrued compensation and related benefits	13,528	12,075
Deferred revenue, current	83,049	70,165
Other current liabilities	902	1,182
Total current liabilities	110,693	95,115
Deferred tax liabilities	5	87
Deferred revenue, net of current portion	13,758	18,922
Other long-term liabilities	592	1,404
Total liabilities	125,048	115,528
Stockholders’ equity
Class A common stock—par value $0.0001; 500,000,000 shares authorized and 28,036,799 shares issued and outstanding as of September 30, 2018; 500,000,000 shares authorized and 13,030,081 shares issued and outstanding as of December 31, 2017	3	1
Class B common stock—par value $0.0001; 100,000,000 shares authorized and 35,551,517 shares issued and outstanding as of September 30, 2018; 100,000,000 shares authorized, 47,569,796 shares issued and outstanding as of December 31, 2017	3	5
Additional paid-in capital	212,971	141,268
Accumulated other comprehensive income	576	439
Accumulated deficit	(131,737)	(96,189)
Total stockholders’ equity	81,816	45,524
Total liabilities and stockholders’ equity	$206,864	$161,052
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPIAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue:
Subscriptions, software and support	$30,905	$22,660	$90,904	$66,116
Professional services	24,043	21,988	75,623	60,059
Total revenue	54,948	44,648	166,527	126,175
Cost of revenue:
Subscriptions, software and support	3,261	2,341	8,713	6,891
Professional services	16,831	14,272	54,002	39,049
Total cost of revenue	20,092	16,613	62,715	45,940
Gross profit	34,856	28,035	103,812	80,235
Operating expenses:
Sales and marketing	25,467	19,725	75,815	59,503
Research and development	11,737	8,596	32,392	25,867
General and administrative	12,537	6,237	29,022	19,721
Total operating expenses	49,741	34,558	137,229	105,091
Operating loss	(14,885)	(6,523)	(33,417)	(24,856)
Other expense (income):
Other expense (income), net	110	(425)	1,785	(1,658)
Interest expense (income)	67	(2)	134	451
Total other expense (income)	177	(427)	1,919	(1,207)
Net loss before income taxes	(15,062)	(6,096)	(35,336)	(23,649)
Income tax (benefit) expense	(34)	188	212	489
Net loss	(15,028)	(6,284)	(35,548)	(24,138)
Accretion of dividends on convertible preferred stock	—	—	—	357
Net loss attributable to common stockholders	$(15,028)	$(6,284)	$(35,548)	$(24,495)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.24)	$(0.10)	$(0.58)	$(0.53)
Weighted average common shares outstanding:
Basic and diluted	62,480,927	60,204,596	61,583,610	45,855,044
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPIAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net loss	$(15,028)	$(6,284)	$(35,548)	$(24,138)
Comprehensive loss, net of income taxes:
Foreign currency translation adjustment	(400)	517	137	(879)
Total other comprehensive loss, net of income taxes	$(15,428)	$(5,767)	$(35,411)	$(25,017)
 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPIAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

				Accumulated Other Comprehensive Income		Total Stockholders' Equity
	Common Stock		Additional Paid-In Capital		Accumulated Deficit
	Shares	Amount
Balance, January 1, 2018	60,599,877	$6	$141,268	$439	$(96,189)	$45,524
Net loss	—	—	—	—	(35,548)	(35,548)
Issuance of common stock from public offering, net of issuance costs	1,675,000	—	57,829	—	—	57,829
Issuance of common stock to directors	9,160	—	—	—	—	—
Vesting of restricted stock units	6,300	—	—	—	—	—
Exercise of stock options	1,297,979	—	2,627	—	—	2,627
Stock-based compensation expense	—	—	11,247	—	—	11,247
Other comprehensive income	—	—	—	137	—	137
Balance, September 30, 2018	63,588,316	$6	$212,971	$576	$(131,737)	$81,816
 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPIAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(35,548)	$(24,138)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,452	673
Gain on disposal of equipment	(4)	—
Bad debt expense	2	—
Deferred income taxes	69	(91)
Stock-based compensation	11,247	10,919
Fair value adjustment for warrant liability	—	341
Loss on extinguishment of debt	—	384
Changes in assets and liabilities:
Accounts receivable	(6,226)	4,329
Prepaid expenses and other assets	76	(3,184)
Deferred commissions	(5,531)	(1,056)
Accounts payable and accrued expenses	1,255	1,202
Accrued compensation and related benefits	1,814	(339)
Other current liabilities	376	(75)
Deferred revenue	7,862	1,043
Other long-term liabilities	(797)	(143)
Net cash used in operating activities	(23,953)	(10,135)
Cash flows from investing activities:
Purchases of property and equipment	(2,187)	(295)
Proceeds from sale of equipment	4	—
Net cash used in investing activities	(2,183)	(295)
Cash flows from financing activities:
Proceeds from initial public offering, net of underwriting discounts	—	80,213
Proceeds from public offering, net of underwriting discounts	58,258	—
Payment of costs related to public offerings	(353)	(2,424)
Payment of dividend to Series A preferred stockholders	—	(7,565)
Proceeds from exercise of common stock options	2,627	664
Proceeds from issuance of long-term debt, net of debt issuance costs	—	19,616
Repayment of long-term debt	—	(40,000)
Net cash provided by financing activities	60,532	50,504
Effect of foreign exchange rate changes on cash and cash equivalents	(888)	1,072
Net increase in cash and cash equivalents	33,508	41,146
Cash and cash equivalents, beginning of period	73,758	31,143
Cash and cash equivalents, end of period	$107,266	$72,289
Supplemental disclosure of cash flow information:
Cash paid for interest	$34	$—
Cash paid for income taxes	$178	$484
Supplemental disclosure of non-cash financing activities:
Conversion of convertible preferred stock to common stock	$—	$48,207
Conversion of convertible preferred stock warrant to common stock warrant	$—	$1,191
Accretion of dividends on convertible preferred stock	$—	$357
Offering costs included in accounts payable and accrued expenses	$76	$—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPIAN CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Organization and Description of Business
Appian Corporation (together with its subsidiaries, “Appian,” the “Company,” “we” or “our”) provides a software development platform that combines intelligent automation and enterprise low-code development to rapidly deliver powerful business applications. The applications created on our platform help companies drive digital transformation and competitive differentiation. We were incorporated in the state of Delaware in August 1999. We are headquartered in Reston, Virginia and operate in Canada, Switzerland, the United Kingdom, France, Germany, the Netherlands, Italy, Australia, Spain, Singapore and Sweden.

2.  Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements and footnotes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification” or “ASC”) for interim financial information. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, changes in stockholders’ equity and cash flows. The results of operations for the current period are not necessarily indicative of the results for the full year or the results for any future periods. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission (the “SEC”) on February 23, 2018.
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
Public Offering
In August 2018, we completed an underwritten public offering of 2,000,000 shares of our Class A common stock, of which 1,675,000 shares of Class A common stock were sold by us and 325,000 shares of Class A common stock were sold by existing stockholders, at an offering price to the public of $35.15 per share. Our net proceeds from the offering was $57.8 million, after deducting underwriting discounts and commissions and offering expenses. We did not receive any of the proceeds from the sale of shares by the selling stockholders.

APPIAN CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
Historically, we licensed our software primarily under perpetual licenses, but over time we transitioned from perpetual licenses to subscriptions. As a result, revenue from our perpetual software licenses during the three months ended September 30, 2018 was less than 1.0% of our total revenue. However, during the nine months ended September 30, 2018, we sold a $4.4 million perpetual software license to the U.S. Air Force. Therefore, revenue from our perpetual software licenses was 2.7% of our total revenue for the nine months ended September 30, 2018. Revenue from our perpetual software licenses was less than 1.0% of our total revenue for the three and nine months ended September 30, 2017.
We generally charge subscription fees on a per-user basis and, to a lesser degree, non-user based single application licenses. We bill customers and collect payment for subscriptions to our platform in advance on a monthly, quarterly or annual basis. In certain instances, we have had customers pay their entire contract up front.
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

APPIAN CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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

APPIAN CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
With regard to our customers, credit evaluation and account monitoring procedures are used to minimize the risk of loss. We believe that no additional credit risk beyond amounts provided for collection loss are inherent in accounts receivable. Revenue generated from government agencies represented 14.1% and 16.1% of our revenue for the three and nine months ended September 30, 2018, respectively, of which the top three federal government agencies generated 7.2% and 8.7% of our revenue for the three and nine months ended September 30, 2018, respectively. Additionally, 29.1% and 30.0% of our revenue during the three and nine months ended September 30, 2018, respectively, was generated from foreign customers. Revenue generated from government agencies represented 14.2% and 15.4% of our revenue for the three and nine months ended September 30, 2017, respectively, of which the top three federal government agencies generated 7.7% and 9.1% of our revenue for the three and nine months ended September 30, 2017, respectively. Additionally, 28.6% and 25.6% of our revenue during the three and nine months ended September 30, 2017, respectively, was generated from foreign customers.
One customer accounted for 3.7% of accounts receivable at September 30, 2018 and a different customer accounted for 7.0% of accounts receivable at December 31, 2017.

APPIAN CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are stated at realizable value, net of an allowance for doubtful accounts. The allowance for doubtful accounts is based on our assessment of the collectability of accounts. We regularly review the composition of the accounts receivable aging, historical bad debts, changes in payment patterns, customer creditworthiness and current economic trends. If the financial condition of our customers were to deteriorate, resulting in their inability to make required payments, additional provisions for doubtful accounts would be required and would increase bad debt expense. To date, our allowance and related bad debt write-offs have been nominal. There was no change in the allowance for doubtful accounts from December 31, 2017 to September 30, 2018.
Deferred Commissions
Deferred commissions are the incremental costs that are directly associated with subscription agreements with customers and consist of sales commissions paid to our direct sales force. Commissions are considered direct and incremental and as such are deferred and amortized over the terms of the related customer contracts consistent with the related revenue. Amortization of deferred commissions is included in sales and marketing expense in the accompanying condensed consolidated statements of operations. Commission expense was $4.0 million and $10.2 million for the three and nine months ended September 30, 2018, respectively. Commission expense was $3.2 million and $8.5 million for the three and nine months ended September 30, 2017, respectively.
Fair Value of Financial Instruments
The carrying amounts of our cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value as of September 30, 2018 and December 31, 2017 because of the relatively short duration of these instruments.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs
There were no changes in our Level 3 instruments measured at fair value on a recurring basis during the three and nine months ended September 30, 2018 or the three months ended September 30, 2017.
The following table presents the changes in our Level 3 instruments measured at fair value on a recurring basis during the nine months ended September 30, 2017 (in thousands):

Nine Months Ended
September 30, 2017
Balance as of January 1	$850
Change in fair value of warrant liability	341
Reclassification of warrant liability to equity	(1,191)
Balance as of September 30	$—

APPIAN CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
In March 2018, the FASB issued Accounting Standards Update No. 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 ("ASU 2018-05"), which allowed SEC registrants to record provisional amounts in earnings for the year ended December 31, 2017 due to the complexities involved in accounting for the enactment of the TCJA. In accordance with SAB No. 118, we recognized the estimated income tax effects of the TCJA in the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 23, 2018. See Note 5 for further information regarding the provisional amounts recorded as of December 31, 2017.
In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting ("ASU 2017-09"), which clarifies when a change to the terms or conditions of a share-based payment award must be accounted for as a modification. ASU 2017-09 requires modification accounting if the fair value, vesting condition or the classification of the award is not the same immediately before and after a change to the terms and conditions of the award. ASU 2017-09 became effective on a prospective basis beginning on January 1, 2018. The adoption of ASU 2017-09 did not have an impact on our consolidated financial statements for the three and nine months ended September 30, 2018.

APPIAN CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
The Topic 606 guidance allows two methods of adoption: retrospectively to each prior reporting period (full retrospective method) or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective method). We currently plan to adopt the new standard using the modified retrospective method.
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
In addition, we expect the new standard to impact our accounting for contract acquisition costs, both with respect to the amounts that will be capitalized as well as the period of amortization. Currently, we defer the direct and incremental commission costs to obtain a contract with a customer and amortize those costs over the term of the related customer contract consistent with the related revenue. Under the new standard, we will defer the incremental costs to obtain a contract with a customer since having a direct relationship with a contract is no longer required. Therefore, the new standard will result in additional costs being capitalized, including fringe benefits.  Under the new standard, initial incremental costs to obtain a contract will be amortized over the customer's estimated economic life of five years, which was calculated based on both qualitative and quantitative factors, such as product life cycles, contractual terms and customer attrition. Incremental contract costs paid relating to contract renewals will be deferred and amortized on a straight-line basis over the related renewal period. As a result, we expect the deferred commissions asset to increase and the related amortization expense in each reporting period to decrease under the new standard.
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

3.  Accrued Expenses

Accrued expenses consist of the following as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018	December 31, 2017
Accrued contract labor costs	$2,307	$3,424
Accrued audit and tax professional fees	629	248
Accrued hosting costs	522	466
Accrued third party license fees	753	235
Accrued reimbursable employee expenses	405	286
Accrued marketing and tradeshow expenses	319	128
Other accrued expenses	1,663	1,680
Total	$6,598	$6,467

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
2017 Line of Credit
In November 2017, we entered into a $20.0 million revolving line of credit with a lender. The facility matures in November 2022. We may elect whether amounts drawn on the revolving line of credit bear interest at a floating rate per annum equal to either the LIBOR or the prime rate plus an additional interest rate margin that is determined by the availability of the borrowings under the revolving line of credit. The additional interest rate margin will range from 2.00% to 2.50% in the case of LIBOR advances and from 1.00% to 1.50% in the case of prime rate advances. The revolving line of credit contains an unused facility fee in an amount between 0.15% and 0.25% of the average unused portion of the revolving line of credit, which is payable quarterly. The agreement contains certain customary affirmative and negative covenants and requires us to maintain (1)

APPIAN CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
an adjusted quick ratio of at least 1.35 to 1.0 and (ii) minimum adjusted EBITDA, in the amounts and for the periods set forth in the agreement. Any amounts borrowed under the credit facility are collateralized by substantially all of our assets. We were in compliance with all covenants as of September 30, 2018. As of September 30, 2018, we had no outstanding borrowings under the revolving line of credit.

5.  Income Taxes
The provision for income taxes is based upon the estimated annual effective tax rates for the year applied to the current period income before tax plus the tax effect of any significant unusual items, discrete events or changes in tax law. Our operating subsidiaries are exposed to statutory effective tax rates ranging from zero to approximately 33%. Fluctuations in the distribution of pre-tax income among our operating subsidiaries can lead to fluctuations of the effective tax rate in the condensed consolidated financial statements. For the three and nine months ended September 30, 2018, the actual effective tax rates were 0.2% and (0.6)%, respectively. For the three and nine months ended September 30, 2017, the actual effective tax rates were (3.1)% and (2.1)%, respectively.
We assess uncertain tax positions in accordance with Accounting Standards Codification 740-10, Accounting for Uncertainties in Income Taxes. As of September 30, 2018, our net unrecognized tax benefits totaled $0.7 million, of which the entire portion would favorably impact our effective tax rate in the period if recognized. We anticipate that the amount of reasonably possible unrecognized tax benefits that could decrease over the next 12 months due to the expiration of certain statutes of limitations and settlement of tax audits is not material to our consolidated financial statements.
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
During the three and nine months ended September 30, 2018, there were no changes made to the provisional amounts recognized in 2017. We will continue to analyze the effects of the TCJA on our financial statements. Additional impacts from the enactment of the TCJA will be recorded as they are identified during the measurement period as provided for in SAB 118, which extends up to one year from the enactment date. The final impact of the TCJA may differ from the provisional amounts that have been recognized, possibly materially, due to, among other things, changes in our interpretation of the TCJA, legislative or administrative actions to clarify the intent of the statutory language provided that differ from our current interpretation, any changes in accounting standards for income taxes or related interpretations in response to the TCJA, or any

APPIAN CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
updates or changes to estimates utilized to calculate the impacts, including changes to current year earnings estimates and applicable foreign exchange rates.

6.  Stock-Based Compensation
In May 2017, our board of directors adopted, and our stockholders approved, the 2017 Equity Incentive Plan (the “2017 Plan”), which became effective as of the date of the final prospectus for our IPO. The 2017 Plan provides for the grant of incentive stock options to employees, and for the grant of nonstatutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance-based stock awards and other forms of equity compensation to employees, including officers, and to non-employee directors and consultants. We initially reserved 6,421,442 shares of Class A common stock for issuance under the 2017 Plan, which included 421,442 shares that remained available for issuance under our 2007 Stock Option Plan (the “2007 Plan”) at the time that the 2017 Plan became effective. The number of shares reserved under the 2017 Plan increases for any shares subject to outstanding awards originally granted under the 2007 Plan that expire or are forfeited prior to exercise. As a result of the adoption of the 2017 Plan, no further grants may be made under the 2007 Plan. As of September 30, 2018, there were 6,607,686 shares of Class A common stock reserved for issuance under the 2017 Plan, of which 5,540,439 were available to be issued.
The 2007 Plan provided for the grant of stock options to employees, directors, and officers. Stock options under the 2007 Plan are exercisable into shares of Class B common stock and generally expire ten years from the date of grant. Under the 2007 Plan, the exercise price of each award was established by the board of directors, but could not be less than the fair market value of a share of our common stock on the grant date. Stock options generally vest upon the satisfaction of both a service condition and a performance condition. The service condition is satisfied at various rates as determined by us, typically on an annual basis over 5 years. The performance condition required the occurrence of a qualifying event, defined as a change of control transaction or upon the completion of an IPO. The performance condition was satisfied upon the effectiveness of our IPO in May 2017, on which date we recognized $6.2 million of cumulative stock-based compensation expense using the accelerated attribution method from the service start date.
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
The following table summarizes the assumptions used to estimate the fair value of stock options granted during the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Risk-free interest rate	*	1.9% - 2.1%	*	1.9% - 2.2%
Expected term (in years)	*	6.5	*	6.5
Expected volatility	*	38.6%	*	38.6% - 40.6%
Expected dividend yield	*	—%	*	—%
* Not applicable because no stock options were granted during the period.

APPIAN CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Stock Options
The following table summarizes the stock option activity for the nine months ended September 30, 2018:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
January 1, 2018	7,010,887	$6.36	6.6	$176,122
Granted	—	—
Exercised	(1,297,979)	2.01		36,911
Canceled	(70,424)	9.34
Outstanding at September 30, 2018	5,642,484	7.32	6.6	145,456
Exercisable at September 30, 2018	3,905,924	6.37	6.1	104,395
The weighted average grant-date fair value of stock options granted during the nine months ended September 30, 2017 was $5.04 per share. No stock options were granted during the nine months ended September 30, 2018. The total fair value of stock options that vested during the nine months ended September 30, 2018 and 2017 was $10.2 million and $5.3 million, respectively. As of September 30, 2018, the total compensation cost related to unvested stock options not yet recognized was $3.2 million, which will be recognized over a weighted average period of 2.2 years.
On April 25, 2017, our board of directors modified certain outstanding stock options nearing their expiration date to remove the performance condition. Stock options to purchase an aggregate of 216,160 shares of common stock were modified, and we recognized stock-based compensation expense of $2.4 million related to this modification.
In July 2016, our board of directors granted a stock option to purchase 1,828,080 shares of our Class A common stock to our Chief Executive Officer (the "2016 CEO Grant") under the 2007 Plan with an exercise price of $9.46 per share. The 2016 CEO Grant was eligible to vest based on the achievement of a stock price appreciation target of our Class A common stock. The fair value of the 2016 CEO Grant was determined using a Monte Carlo simulation approach.
During the three months ended September 30, 2018, the market-based milestone of the 2016 CEO Grant was achieved, resulting in 1,828,080 shares vesting and becoming exercisable. Stock-based compensation expense recognized for the 2016 CEO Grant was the $4.7 million and $5.6 million for the three and nine months ended September 30, 2018, respectively. Stock-based compensation expense recognized for the 2016 CEO Grant was $0.5 million and $2.2 million for the three and nine months ended September 30, 2017, respectively.
Restricted Stock Units
The following table summarizes the restricted stock unit activity for the nine months ended September 30, 2018:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested outstanding at January 1, 2018	731,975	$22.16
Granted	307,896	30.33
Vested	(6,300)	20.38
Canceled	(11,601)	25.77
Non-vested outstanding at September 30, 2018	1,021,970	24.59
As of September 30, 2018, total unrecognized compensation cost related to unvested restricted stock units was approximately $21.2 million, which will be recognized over a weighted average period of 2.5 years.

APPIAN CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table summarizes the components of our stock-based compensation expense for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Stock-based compensation expense related to stock options	$5,232	$1,440	$7,559	$8,261
Stock-based compensation expense related to restricted stock units	1,477	134	3,388	134
Stock-based compensation expense related to the issuance of common stock to directors	92	—	300	130
Stock-based compensation expense related to stock options modifications	—	—	—	2,394
Total stock-based compensation expense	$6,801	$1,574	$11,247	$10,919
Stock-based compensation expense for restricted stock units, stock options and issuances of common stock is included in the following line items in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Cost of revenue
Subscriptions, software and support	$138	$80	$355	$484
Professional services	222	142	645	1,126
Operating expenses
Sales and marketing	736	359	1,781	2,782
Research and development	373	256	1,106	2,458
General and administrative	5,332	737	7,360	4,069
Total stock-based compensation expense	$6,801	$1,574	$11,247	$10,919

7.  Stockholders’ Equity
As of September 30, 2018, we had authorized 500,000,000 shares of Class A common stock and 100,000,000 shares of Class B common stock, each with a par value $0.0001 per share, of which 28,036,799 shares of Class A common stock and 35,551,517 shares of Class B common stock were issued and outstanding. The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion rights. The holders of Class A common stock are entitled to one vote per share, and the holders of Class B common stock are entitled to ten votes per share, on all matters that are subject to stockholder vote. The holders of Class B common stock also have approval rights for certain corporate actions. Each share of Class B common stock may be converted into one share of Class A common stock at the option of its holder and will be automatically converted into one share of Class A common stock upon transfer thereof, subject to certain exceptions. In addition, upon the date on which the outstanding shares of Class B common stock represent less than 10% of the aggregate voting power of our capital stock, all outstanding shares of Class B common stock shall convert automatically into Class A common stock.

APPIAN CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
8.  Basic and Diluted Loss per Common Share
The following securities have been excluded from the calculation of weighted average common shares outstanding because the effect is anti-dilutive or performance or market conditions had not been met at the end of the period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Stock options	5,642,484	7,383,928	5,642,484	7,383,928
Restricted stock units	1,021,970	42,925	1,021,970	42,925

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
In April 2018, we entered into a new lease agreement for a new headquarters in Tysons, Virginia. The lease term commenced on October 1, 2018, for a period of 150 months. Total payments committed under the lease amount to $87.2 million. In connection with the lease agreement, we also entered into a letter of credit of $9.4 million to fund the security deposit required by the lease.
In connection with entering into the lease agreement, we amended our sublease with College Entrance Examination Board, which will terminate the sublease agreement. Pursuant to the termination amendment, the sublease will terminate in two stages, with the termination of a majority of the premises taking place on May 31, 2019, rather than July 31, 2021 as originally contemplated by the sublease.

We record rent expense using the total minimum rent commitment, amortized using the straight-line method over the term of the lease. The difference between monthly rental payments and recorded rent expense is charged to deferred rent. As of September 30, 2018 and December 31, 2017, deferred rent totaled $0.7 million and $2.0 million, respectively, and is included within other current liabilities and other long-term liabilities on the accompanying consolidated balance sheets.
Total rent and lease expense was $1.9 million and $5.8 million for the three and nine months ended September 30, 2018, respectively. Total rent and lease expense was $1.7 million and $5.2 million for the three and nine months ended September 30, 2017, respectively.
Other Commitments
We also have entered into a non-cancellable agreement for the use of technology that is integral in the development of our software and pay annual royalty fees of $0.3 million.
Letters of Credit
As of September 30, 2018 and December 31, 2017, we had outstanding letters of credit totaling $10.4 million and $1.1 million, respectively, in connection with securing our leased office space. All letters of credit are secured by our borrowing arrangement as described in Note 4.
Legal
From time to time, we are subject to legal, regulatory and other proceedings and claims that arise in the ordinary course of business. There are no issues or resolution of any matters that are expected to have a material adverse impact on our consolidated financial statements.

APPIAN CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
10.  Segment and Geographic Information
The following table summarizes revenue by geography for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Domestic	$38,982	$31,878	$116,498	$93,860
International	15,966	12,770	50,029	32,315
Total	$54,948	$44,648	$166,527	$126,175
With respect to geographic information, revenue is attributed to respective geographies based on the contracting address of the customer. There were no individual foreign countries from which more than 10% of our total revenue was attributable for the three and nine months ended September 30, 2018 and 2017. Substantially all of our long-lived assets were held in the United States as of September 30, 2018 and December 31, 2017.

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
Overview
We provide a software development platform that combines intelligent automation and enterprise low-code development to rapidly deliver powerful business applications. The applications created on our platform help companies drive digital transformation and competitive differentiation.
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
Our subscription fees are based primarily on the number of users who access and utilize the applications built on our platform and, to a lesser degree, non-user based single application licenses. Our customer contract terms vary from one to five years with most providing for payment in advance on an annual, quarterly or monthly basis. Due to the variability of our billing terms and the episodic nature of our customers purchasing additional subscriptions, we do not believe that changes in our deferred revenue in a given period are directly correlated with our revenue growth.
Since inception, we have invested in our professional services organization to help ensure that customers are able to build and deploy applications on our platform. We have several strategic partnerships, including with KPMG, PricewaterhouseCoopers and Deloitte, for them to refer customers to us and then to provide professional services directly to the customers using our platform. We intend to further grow our base of strategic partners to provide broader customer coverage and solution delivery capabilities.  In addition, over time we expect professional services revenue as a percentage of total revenue to decline as we increasingly rely on strategic partners to help our customers deploy our software.  We believe our investment in professional services, including strategic partners building their practices around Appian, will drive increased adoption of our platform.

Our customers include financial services, life sciences, government, telecommunications, media, energy, manufacturing and transportation organizations. Generally, our sales force targets its efforts to organizations with over 2,000 employees and $2 billion in annual revenue. Revenue from government agencies represented 14.1% and 16.1% of our total revenue in the three and nine months ended September 30, 2018, respectively. No single end-customer accounted for more than 10% of our total revenue in the three and nine months ended September 30, 2018. Revenue from government agencies represented 14.2% and 15.4% of our total revenue in the three and nine months ended September 30, 2017, respectively. No single end-customer accounted for more than 10% of our total revenue in the three and nine months ended September 30, 2017.
Our platform is designed to be natively multi-lingual to facilitate collaboration and address challenges in multi-national organizations. We offer our platform globally. In the three and nine months ended September 30, 2018, 29.1% and 30.0%, respectively, of our total revenue was generated from customers outside of the United States. In the three and nine months ended September 30, 2017, 28.6% and 25.6%, respectively, of our total revenue was generated from customers outside of the United States. As of September 30, 2018, we operated in 12 countries. We believe that we have a significant opportunity to grow our international footprint. We are investing in new geographies, including through investment in direct and indirect sales channels, professional services and customer support and implementation partners.
Recent Developments
In August 2018, we completed an underwritten public offering of 2,000,000 shares of our Class A common stock, of which 1,675,000 shares of Class A common stock were sold by us and 325,000 shares of Class A common stock were sold by existing stockholders, at an offering price to the public of $35.15 per share. Our net proceeds from the offering was $57.8 million, after deducting underwriting discounts and commissions and offering expenses. We did not receive any of the proceeds from the sale of shares by the selling stockholders.
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
• Further Penetration of Existing Customers. Our sales force seeks to generate additional revenue from existing customers by adding new users to our platform. Many of our customers begin by building a single application and then grow to build dozens of applications on our platform. Generally, the development of new applications on our platform results in the expansion of our user base within an organization and a corresponding increase in revenue to us because we charge subscription fees on a per-user basis for the significant majority of our customer contracts. As a result of this "land and expand" strategy, we have generated significant additional revenue from our customer base. Our ability to increase sales to existing customers will depend on a number of factors, including the size of our sales force and professional services teams, customers’ level of satisfaction with our platform and professional services, pricing, economic conditions and our customers’ overall spending levels. We have also re-focused some of our professional services personnel to become customer success managers. Their role is to ensure the customer realizes value from our platform and support the "land and expand" strategy versus delivering billable hours.
• Mix of Subscription and Professional Services Revenue. We believe our professional services have driven customer success and facilitated the adoption of our platform by customers. During the initial period of deployment by a customer, we generally provide a greater amount of support in building applications and training than later in the deployment, with a typical engagement extending from two to six months. At the same time, many of our customers have historically purchased subscriptions only for a limited set of their total potential end users. As a result of these factors, the proportion of total revenue for a customer associated with professional services is relatively high during the initial deployment period. Over time, as the need for professional services associated with user deployments decreases and the number of end users increases, we expect the mix of total revenue to shift more toward subscription revenue. In addition, we intend to further grow our base of strategic partners to provide broader customer coverage and solution delivery capabilities. These partners perform professional services with respect to any new service contracts they sign. As we expand the network of strategic partners, we expect the proportion of our total revenue from subscriptions to increase over time relative to professional services. For the three months ended September 30, 2018 and 2017, 56.2% and 50.8% of our revenue, respectively, was derived from sales of subscriptions, software and support, while the remaining 43.8% and 49.2%, respectively, was derived from the sale of professional services. For the nine months ended September 30, 2018 and 2017, 54.6% and 52.4% of our revenue, respectively, was derived from sales of subscriptions, software and support, while the remaining 45.4% and 47.6%, respectively, was derived from the sale of professional services.
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

Key Metrics
We monitor the following metrics to help us measure and evaluate the effectiveness of our operations (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Subscription Revenue	$29,384	$20,665	$81,908	$59,284

	September 30,
	2018	2017
Subscription Revenue Retention Rate	117%	122%
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
Interest Expense (Income)
Interest expense (income) consists primarily of interest on our debt and unused fees on our credit facility.

Results of Operations
The following table sets forth our consolidated statements of operations data:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Consolidated Statements of Operations Data:
Revenue:
Subscriptions, software and support	$30,905	$22,660	$90,904	$66,116
Professional services	24,043	21,988	75,623	60,059
Total revenue	54,948	44,648	166,527	126,175
Cost of revenue:
Subscriptions, software and support	3,261	2,341	8,713	6,891
Professional services	16,831	14,272	54,002	39,049
Total cost of revenue	20,092	16,613	62,715	45,940
Gross profit	34,856	28,035	103,812	80,235
Operating expenses:
Sales and marketing	25,467	19,725	75,815	59,503
Research and development	11,737	8,596	32,392	25,867
General and administrative	12,537	6,237	29,022	19,721
Total operating expenses	49,741	34,558	137,229	105,091
Operating loss	(14,885)	(6,523)	(33,417)	(24,856)
Other expense (income):
Other expense (income), net	110	(425)	1,785	(1,658)
Interest expense (income)	67	(2)	134	451
Total other expense (income)	177	(427)	1,919	(1,207)
Net loss before income taxes	(15,062)	(6,096)	(35,336)	(23,649)
Income tax (benefit) expense	(34)	188	212	489
Net loss	$(15,028)	$(6,284)	$(35,548)	$(24,138)

The following table sets forth our consolidated statements of operations data expressed as a percentage of total revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Consolidated Statements of Operations Data:
Revenue:
Subscriptions, software and support	56.2%	50.8%	54.6%	52.4%
Professional services	43.8	49.2	45.4	47.6
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Subscriptions, software and support	5.9	5.2	5.2	5.5
Professional services	30.6	32.0	32.4	30.9
Total cost of revenue	36.5	37.2	37.6	36.4
Gross margin	63.5	62.8	62.4	63.6
Operating expenses:
Sales and marketing	46.3	44.2	45.5	47.2
Research and development	21.4	19.3	19.5	20.5
General and administrative	22.8	14.0	17.4	15.6
Total operating expenses	90.5	77.5	82.4	83.3
Operating loss	(27.0)	(14.7)	(20.0)	(19.7)
Other expense (income):
Other expense (income), net	0.2	(1.0)	1.1	(1.3)
Interest expense (income)	0.1	—	0.1	0.4
Total other expense (income)	0.3	(1.0)	1.2	(0.9)
Net loss before income taxes	(27.3)	(13.7)	(21.2)	(18.8)
Income tax (benefit) expense	(0.1)	0.4	0.1	0.4
Net loss	(27.2)%	(14.1)%	(21.3)%	(19.2)%
Comparison of the Three Months Ended September 30, 2018 and 2017
Revenue

	Three Months Ended September 30,		% Change
	2018	2017
	(dollars in thousands)
Revenue
Subscriptions, software and support	$30,905	$22,660	36.4%
Professional services	24,043	21,988	9.3
Total revenue	$54,948	$44,648	23.1

Total revenue increased $10.3 million, or 23.1%, in the three months ended September 30, 2018 compared to the same period in 2017, due to an increase in our subscriptions, software and support revenue of $8.2 million and an increase in our professional services revenue of $2.1 million. The increase in subscriptions, software and support revenue was attributable to $4.1 million of revenue from expanded deployments and corresponding sales of additional subscriptions to existing customers and $4.1 million in sales of subscriptions to new customers. The increase in professional services revenue was due to $6.7 million in sales to new customers, offset by $4.6 million less revenue from existing customers.

Cost of Revenue

	Three Months Ended September 30,		% Change
	2018	2017
	(dollars in thousands)
Cost of revenue:
Subscriptions, software and support	$3,261	$2,341	39.3%
Professional services	16,831	14,272	17.9
Total cost of revenue	$20,092	$16,613	20.9
Subscriptions, software and support gross margin	89.4%	89.7%
Professional services gross margin	30.0	35.1
Total gross margin	63.4	62.8

Cost of revenue increased $3.5 million, or 20.9%, in the three months ended September 30, 2018 compared to the same period in 2017, primarily due to a $2.0 million increase in professional services and product support personnel costs, a $0.4 million increase in contractor costs, a $0.4 million increase in billable expenses, a $0.4 million increase in other cost of revenue and a $0.3 million increase in facility and overhead costs.   Personnel costs increased due to an increase in professional services and product support staff personnel headcount of 22.5% from September 30, 2017 to September 30, 2018 and a $0.1 million increase in stock-based compensation expense during the three months ended September 30, 2018. Contractor costs increased in the three months ended September 30, 2018 compared to the same period in 2017 because of an increase in the usage of subcontractors for professional service engagements. The increase in other cost of revenue was due to increased hosting costs as sales of our cloud offering increased in the three months ended September 30, 2018. Facility and overhead costs increased to support our personnel growth.
Subscriptions, software and support gross margin decreased to 89.4% in the three months ended September 30, 2018 compared to 89.7% in the same period in 2017 due to increased hosting costs as sales of our cloud offering increased. Professional services gross margin decreased to 30.0% in the three months ended September 30, 2018 compared to 35.1% in the same period in 2017 due to the re-focusing of some professional services personnel to customer success managers and an increase in the usage of subcontractors for professional services engagements. To a lesser degree, the gross margin of our professional services revenue for the three months ended September 30, 2018 was also negatively impacted by a decrease in the utilization rate of professional services resources as compared to the three months ended September 30, 2017 due to an increase in hiring. Due to the higher percentage of subscriptions, software and support revenue for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017, gross margin increased to 63.4% in the three months ended September 30, 2018 compared to 62.8% in the same period in 2017.
Sales and Marketing Expense

	Three Months Ended September 30,		% Change
	2018	2017
	(dollars in thousands)
Sales and marketing	$25,467	$19,725	29.1%
% of revenue	46.3%	44.2%

Sales and marketing expense increased $5.7 million, or 29.1%, in the three months ended September 30, 2018 compared to the same period in 2017, primarily due to a $4.2 million increase in sales and marketing personnel costs, a $0.8 million increase in facility and overhead costs, a $0.6 million increase in marketing costs and a $0.1 million increase in professional fees. Personnel costs increased due to an increase in sales and marketing personnel headcount by 22.3% from September 30, 2017 to September 30, 2018, increased sales commissions driven by our revenue growth and a $0.4 million increase in stock-based compensation expense during the three months ended September 30, 2018. Facility and overhead costs increased to support our personnel growth. Marketing costs increased due to a rise in marketing event sponsorship and attendance, as well as an increase in advertising costs. Professional fees increased due to an increase in consulting fees to support our ongoing marketing events and activities.
Research and Development Expense

	Three Months Ended September 30,		% Change
	2018	2017
	(dollars in thousands)
Research and development	$11,737	$8,596	36.5%
% of revenue	21.4%	19.3%

Research and development expense increased $3.1 million, or 36.5%, in the three months ended September 30, 2018 compared to the same period in 2017, primarily due to a $2.5 million increase in research and development personnel costs, a $0.5 million increase in facility and overhead costs and a $0.1 million increase in professional fees. Personnel costs increased due to an increase in research and development personnel headcount by 35.6% from September 30, 2017 to September 30, 2018 and a $0.1 million increase in stock-based compensation expense during the three months ended September 30, 2018. Facility and overhead costs increased to support our personnel growth. Professional fees increased due to an increase in consulting fees to support the development and enhancement of our platform.
General and Administrative Expense

	Three Months Ended September 30,		% Change
	2018	2017
	(dollars in thousands)
General and administrative expense	$12,537	$6,237	101.0%
% of revenue	22.8%	14.0%

General and administrative expense increased $6.3 million, or 101.0%, in the three months ended September 30, 2018 compared to the same period in 2017, primarily due to a $5.4 million increase in general and administrative personnel costs, a $0.8 million increase in facility and overhead costs and a $0.1 million increase in professional fees. Personnel costs increased due to a $4.6 million increase in stock-based compensation expense during the three months ended September 30, 2018 and an increase in general and administrative personnel headcount by 29.0% from September 30, 2017 to September 30, 2018 in order to support the additional requirements of being a public company. Stock-based compensation expense increased during the three months ended September 30, 2018 due to the vesting of an option to purchase 1,828,080 shares of our Class A common stock in August 2018, resulting in $4.5 million of stock-based compensation expense. Facility and overhead costs increased to support our personnel growth. Professional fees increased due to the use of consulting services to assist with the implementation of new software to support our back-office functions.
Other Expense (Income), Net

	Three Months Ended September 30,		% Change
	2018	2017
	(dollars in thousands)
Other expense (income), net	$110	$(425)	125.9%
% of revenue	0.2%	(1.0)%

Other expense (income), net increased by $0.5 million in the three months ended September 30, 2018 compared to the same period in 2017, primarily due to $0.2 million in foreign exchange loss in the three months ended September 30, 2018 compared to $0.3 million in foreign exchange gain in the three months ended September 30, 2017. The increase in foreign exchange loss was primarily due to currency fluctuations of the British Pound Sterling, Euro, Australian dollar and Swiss Franc versus the U.S. dollar during the three months ended September 30, 2018 compared to the same period in 2017.
Interest Expense (Income)

	Three Months Ended September 30,
	2018	2017
	(dollars in thousands)
Interest expense (income)	$67	$(2)
% of revenue	0.1%	—%

Interest expense (income) increased by $0.1 million in the three months ended September 30, 2018 compared to the same period in 2017, primarily due to entering into the $20.0 million revolving line of credit in November 2017.
Comparison of the Nine Months Ended September 30, 2018 and 2017
Revenue

	Nine Months Ended September 30,		% Change
	2018	2017
	(dollars in thousands)
Revenue
Subscriptions, software and support	$90,904	$66,116	37.5%
Professional services	75,623	60,059	25.9
Total revenue	$166,527	$126,175	32.0

Total revenue increased $40.4 million, or 32.0%, in the nine months ended September 30, 2018 compared to the same period in 2017, due to an increase in our subscriptions, software and support revenue of $24.8 million and an increase in our professional services revenue of $15.6 million. The increase in subscriptions, software and support revenue was attributable to $16.5 million of revenue from expanded deployments and corresponding sales of additional subscriptions to existing customers, including a $4.4 million perpetual software license sold to a federal agency. The increase was also due to $8.3 million in sales of subscriptions to new customers. The increase in professional services revenue was due to $0.9 million of additional revenue from existing customers and $14.7 million in sales to new customers.
Cost of Revenue

	Nine Months Ended September 30,		% Change
	2018	2017
	(dollars in thousands)
Cost of revenue:
Subscriptions, software and support	$8,713	$6,891	26.4%
Professional services	54,002	39,049	38.3
Total cost of revenue	$62,715	$45,940	36.5
Subscriptions, software and support gross margin	90.4%	89.6%
Professional services gross margin	28.6	35.0
Total gross margin	62.3	63.6

Cost of revenue increased $16.8 million, or 36.5%, in the nine months ended September 30, 2018 compared to the same period in 2017, primarily due to a $9.3 million increase in contractor costs, a $4.6 million increase in professional services and product support personnel costs, a $1.5 million increase in billable expenses, a $0.8 million increase in other cost of revenue and a $0.6 million increase in facility and overhead costs. Contractor costs increased in the nine months ended September 30, 2018 compared to the same period in 2017 because of an increase in the usage of subcontractors for professional service engagements. Personnel costs increased due to an increase in professional services and product support staff personnel headcount of 22.5% from September 30, 2017 to September 30, 2018, offset by a $0.6 million decrease in stock-based compensation expense during the nine months ended September 30, 2018. Billable expenses increased because we had more professional services engagements in the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. The increase in other cost of revenue is due to increased hosting costs as sales of our cloud offering increased in the nine months ended September 30, 2018. Facility and overhead costs increased to support our personnel growth.
Subscriptions, software and support gross margin increased to 90.4% in the nine months ended September 30, 2018 compared to 89.6% in the same period in 2017 due to the sale of the $4.4 million perpetual software license and a $0.1 million decrease in stock-based compensation expense. There is minimal cost of revenue for our perpetual software revenue, therefore increasing our subscriptions, software and support gross margin. Professional services gross margin decreased to 28.6% in the nine months ended September 30, 2018 compared to 35.0% in the same period in 2017 due to an increase in the usage of subcontractors for professional services engagements and the re-focusing of some professional services personnel to customer success managers. To a lesser degree, the gross margin of our professional services revenue for the nine months ended September 30, 2018 was also negatively impacted by a decrease in the utilization rate of professional services resources as compared to the nine months ended September 30, 2017 due to an increase in hiring. Due to the decrease in our professional services margin, gross margin decreased to 62.3% in the nine months ended September 30, 2018 compared to 63.6% in the same period in 2017.
Sales and Marketing Expense

	Nine Months Ended September 30,		% Change
	2018	2017
	(dollars in thousands)
Sales and marketing	$75,815	$59,503	27.4%
% of revenue	45.5%	47.2%

Sales and marketing expense increased $16.3 million, or 27.4%, in the nine months ended September 30, 2018 compared to the same period in 2017, primarily due to a $10.5 million increase in sales and marketing personnel costs, a $3.3 million increase in facility and overhead costs, a $2.3 million increase in marketing costs and a $0.2 million increase in professional fees. Personnel costs increased due to an increase in sales and marketing personnel headcount by 22.3% from September 30, 2017 to September 30, 2018 and increased sales commissions driven by our revenue growth, offset by a $1.0 million decrease in stock-based compensation expense during the nine months ended September 30, 2018. Facility and overhead costs increased to support our personnel growth. Marketing costs increased due to a rise in marketing event sponsorship and attendance, as well as an increase in advertising costs. Professional fees increased due to an increase in consulting fees to support our ongoing marketing events and activities.
Research and Development Expense

	Nine Months Ended September 30,		% Change
	2018	2017
	(dollars in thousands)
Research and development	$32,392	$25,867	25.2%
% of revenue	19.5%	20.5%

Research and development expense increased $6.5 million, or 25.2%, in the nine months ended September 30, 2018 compared to the same period in 2017, primarily due to a $5.1 million increase in research and development personnel costs, a $1.3 million increase in facility and overhead costs and a $0.1 million increase in professional fees. Personnel costs increased due to an increase in research and development personnel headcount by 35.6% from September 30, 2017 to September 30,

2018, offset by a $1.4 million decrease in stock-based compensation expense during the nine months ended September 30, 2018. Facility and overhead costs increased to support our personnel growth. Professional fees increased due to an increase in consulting fees to support the development and enhancement of our platform.
General and Administrative Expense

	Nine Months Ended September 30,		% Change
	2018	2017
	(dollars in thousands)
General and administrative expense	$29,022	$19,721	47.2%
% of revenue	17.4%	15.6%

General and administrative expense increased $9.3 million, or 47.2%, in the nine months ended September 30, 2018 compared to the same period in 2017, primarily due to a $6.1 million increase in general and administrative personnel costs, a $1.9 million increase in facility and overhead costs and a $1.3 million increase in professional fees. Personnel costs increased due to a $3.3 million increase in stock-based compensation expense during the nine months ended September 30, 2018 and an increase in general and administrative personnel headcount by 29.0% from September 30, 2017 to September 30, 2018 in order to support the additional requirements of being a public company. Stock-based compensation expense increased during the nine months ended September 30, 2018 due to the vesting of an option to purchase 1,828,080 shares of our Class A common stock in August 2018, resulting in $4.5 million of stock-based compensation expense. Facility and overhead costs increased to support our personnel growth. Professional fees increased due to the use of consulting services to assist with the implementation of new software to support our back-office functions, legal costs incurred during the negotiation of the lease agreement for our new headquarters and additional costs incurred as a result of becoming a public company.
Other Expense (Income), Net

	Nine Months Ended September 30,		% Change
	2018	2017
	(dollars in thousands)
Other expense (income), net	$1,785	$(1,658)	207.7%
% of revenue	1.1%	(1.3)%

Other expense (income), net increased by $3.4 million in the nine months ended September 30, 2018 compared to the same period in 2017, primarily due to $2.1 million in foreign exchange loss in the nine months ended September 30, 2018 compared to $2.3 million in foreign exchange gain in the nine months ended September 30, 2017, offset by a $0.4 million loss on the extinguishment of debt and a $0.3 million fair value adjustment of the preferred stock warrant liability in the nine months ended September 30, 2017. There was also a $0.3 million increase in interest income in the nine months ended September 30, 2018 compared to the same period in 2017. The increase in foreign exchange loss was primarily due to currency fluctuations of the British Pound Sterling, Euro, Australian dollar and Swiss Franc versus the U.S. dollar during the nine months ended September 30, 2018 compared to the same period in 2017.

Interest Expense

	Nine Months Ended September 30,		% Change
	2018	2017
	(dollars in thousands)
Interest expense	$134	$451	(70.3)%
% of revenue	0.1%	0.4%

Interest expense decreased by $0.3 million in the nine months ended September 30, 2018 compared to the same period in 2017, primarily due to the repayment of our $20.0 million senior term loan in April 2017.
Liquidity and Capital Resources
As of September 30, 2018, we had $107.3 million of cash and cash equivalents. On August 23, 2018, we closed our sale of 1,675,000 shares of our Class A common stock in an underwritten public offering at an offering price to the public of $35.15 per share, resulting in net proceeds of $57.8 million.
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
The following table shows a summary of our cash flows for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
	2018	2017
	(in thousands)
Cash used in operating activities	$(23,953)	$(10,135)
Cash used in investing activities	(2,183)	(295)
Cash provided by financing activities	60,532	50,504
Sources of Funds
We have financed our operations in large part with equity and debt financing arrangements, including net proceeds of $77.8 million from our IPO in May 2017 and net proceeds of $57.8 million from our underwritten public offering in August 2018, as well as through sales of software and professional services and borrowings under our credit facilities.
As of September 30, 2018, we had no outstanding borrowings. In November 2017, we entered into a $20.0 million revolving line of credit with a lender. The facility matures in November 2022. We may elect whether amounts drawn on the revolving line of credit bear interest at a floating rate per annum equal to either the LIBOR or the prime rate plus an additional interest rate margin that is determined by the availability of borrowings under the revolving line of credit. The additional interest rate margin will range from 2.00% to 2.50% in the case of LIBOR advances and from 1.00% to 1.50% in the case of prime rate advances. The revolving line of credit contains an unused facility fee in an amount between 0.15% and 0.25% of the average unused portion of the revolving line of credit, which is payable quarterly. The agreement contains certain customary affirmative and negative covenants and requires us to maintain (1) an adjusted quick ratio of at least 1.35 to 1.0 and (ii) minimum adjusted EBITDA in the amounts and for the periods set forth in the agreement. Any amounts borrowed under the credit facility are collateralized by substantially all of our assets. We were in compliance with all covenants as of September 30, 2018.
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
Historical Cash Flows
Operating Activities
For the nine months ended September 30, 2018, net cash used in operating activities of $24.0 million consisted of a net loss of $35.5 million and $1.2 million of cash used in changes in working capital, offset by $12.8 million in adjustments for non-cash items. Adjustments for non-cash items consisted of stock-based compensation of $11.2 million, depreciation and amortization expense of $1.5 million and a provision for deferred income taxes of $0.1 million. The decrease in cash and cash equivalents resulting from changes in working capital primarily consisted of a $6.2 million increase in accounts receivable, due to increased sales in the nine months ended September 30, 2018 as well as the timing of billings and collections. There was also a $5.5 million increase in deferred commissions due to increased sales and a $0.4 million decrease in other liabilities. These decreases were partially offset by a $7.8 million increase in deferred revenue, as a result of increased subscription sales. There was also a $1.8 million increase in accrued compensation and related benefits, primarily due to an increase in accrued vacation, a $1.2 million increase in accounts payable and accrued expenses, primarily due to the timing of payments and a $0.1 million decrease in prepaid expenses and other assets.
For the nine months ended September 30, 2017, net cash used in operating activities of $10.1 million consisted of a net loss of $24.1 million, offset by $12.2 million in adjustments for non-cash items and $1.8 million of cash provided by changes in working capital. Adjustments for non-cash items consisted of stock-based compensation of $10.9 million, depreciation and amortization expense of $0.7 million, loss on extinguishment of debt of $0.4 million and fair value adjustment for the warrant liability of $0.3 million, offset by a provision for deferred income taxes of $0.1 million. The increase in cash and cash equivalents resulting from changes in working capital primarily consisted of a $4.3 million decrease in accounts receivable, primarily due to the timing of billings and collections, an increase in accounts payable and accrued expenses of $1.2 million and an increase in deferred revenue of $1.0 million, as a result of increased subscription sales. This increase was partially offset by a $3.2 million increase in prepaid expenses and other assets, a $1.0 million increase in deferred commissions due to increased sales, a $0.3 million decrease in accrued compensation and related benefits, primarily due to the timing of year-end bonus payments and a $0.2 million decrease in other liabilities.
Investing Activities
For the nine months ended September 30, 2018 and 2017, net cash used in investing activities was $2.2 million and $0.3 million, respectively, for the purchase of property and equipment.
Financing Activities
For the nine months ended September 30, 2018, net cash provided by financing activities was $60.5 million, consisting of $58.3 million in proceeds from our underwritten public offering, net of underwriting discounts and commissions, and $2.6 million in proceeds received from stock option exercises. These increases were offset by the payment of public offering costs of $0.4 million. For the nine months ended September 30, 2017, net cash provided by financing activities was $50.5 million, consisting of $80.2 million in proceeds from our IPO, net of underwriting discounts and commissions, $19.6 million in proceeds from the issuance of long-term debt, net of issuance costs, and $0.7 million in proceeds received from stock option exercises.  These increases were offset by the repayment of $40.0 million of long-term debt, a $7.6 million dividend payment to the Series A preferred stockholders and the payment of deferred IPO costs of $2.4 million.
Contractual Obligations and Commitments
Except as set forth below, as of September 30, 2018, there was no material change in our contractual obligations and commitments from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 23, 2018.
On April 17, 2018, we entered into a lease agreement for a new headquarters in Tysons, Virginia pursuant to which we have leased approximately 176,000 square feet of office space. The initial term of the lease commenced on October 1, 2018 and expires 150 months later, unless earlier terminated, with an option to extend the lease term for two consecutive five-year periods. No annual rent is due for the first 15 months of the initial term of the lease, after which time the monthly base rent will be $450,835, subject to a 3% annual increase. Within 12 months of the commencement of the initial term of the lease, an additional 28,805 square feet of adjacent office space will be added, or the "Must-Take Space". No annual rent is due for a prorated period of time following the addition of the Must-Take Space, after which time the monthly base rent for the Must-Take Space will be $73,693, subject to a 3% annual increase. Including the Must-Take Space, total payments committed under the lease are approximately $87.2 million over the term of the lease. We are also responsible for the payment of a portion of taxes and operating expenses. The payment schedule for the lease is as follows: $9.1 million, $13.3 million and $64.4 million for 2019-2021, 2022-2023 and after 2023, respectively.
In connection with entering into the lease agreement, we amended our sublease with College Entrance Examination Board, which will terminate the sublease agreement. Pursuant to the termination amendment, the sublease will terminate in two stages, with the termination of a majority of the premises taking place on May 31, 2019, rather than July 31, 2021 as originally contemplated by the sublease.
Off-Balance Sheet Arrangements
As of September 30, 2018, we did not have any relationships with unconsolidated entities or financial partnerships, including entities sometimes referred to as structured finance or special purpose entities that were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We do not engage in off-balance sheet financing arrangements. In addition, we do not engage in trading activities involving non-exchange traded contracts. We believe, therefore, that we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.
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
Interest Rate Risk
We had cash and cash equivalents of $107.3 million as of September 30, 2018, which consisted of cash in readily available checking accounts and overnight repurchase investments. These securities are not dependent on interest rate fluctuations that may cause the principal amount of these assets to fluctuate.
At September 30, 2018, we had no outstanding borrowings.
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

Item 4.   CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
We maintain “disclosure controls and procedures,” as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018. Based on the evaluation of our disclosure controls and procedures as of September 30, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

a. Recent Sales of Unregistered Equity Securities
Not applicable.

b. Use of Proceeds
Not applicable.

c. Issuer Purchases of Equity Securities
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

1. Previously filed as Exhibit 3.2 to Amendment No. 3 to the Registrant's Registration Statement on Form S-1 (File No. 333-217510), filed with the Securities and Exchange Commission on May 12, 2017, and incorporated herein by reference.
2. Previously filed as Exhibit 3.4 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-217510), filed with the Securities and Exchange Commission on May 10, 2017, and incorporated herein by reference.
3. Previously filed as Exhibit 4.1 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-217510), filed with the Securities and Exchange Commission on May 12, 2017, and incorporated herein by reference.

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

APPIAN CORPORATION

November 1, 2018	By:	/s/ Matthew Calkins
Name: Matthew Calkins
Title: Chief Executive Officer and Chairman of the Board (On behalf of the Registrant and as Principal Executive Officer)