Form 10-K
period 2018-12-31
APPIAN CORP
filed 2019-02-21
CIK 1441683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☐    No  ☒
As of June 30, 2018, the aggregate market value of the registrant’s voting Class A common stock and Class B common stock held by non-affiliates of the registrant was approximately $696,466,225 and $119,394,534, respectively, based on a closing price of $36.16 per share of the registrant’s Class A common stock as reported on The Nasdaq Global Market on June 30, 2018. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.
As of February 12, 2019, there were 30,447,805 shares of the registrant’s Class A common stock and 33,807,128 shares of the registrant’s Class B common stock, each with a par value of $0.0001 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement for its 2019 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K.

i

PART I
Forward-Looking Statements

This Annual Report on Form 10-K, including the sections entitled "Business," "Risk Factors," and "Management's Discussion and Analysis of Financial Condition and Results of Operations," contains forward-looking statements that involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Statements that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. In some cases, you can identify forward-looking statements by the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “objective,” “ongoing,” “plan,” “predict,” “project,” “potential,” “should,” “will,” or “would,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These forward-looking statements include, but are not limited to, statements concerning the following:
•our ability to effectively manage or sustain our growth and to achieve profitability;
•the effects of increased competition as well as innovations by new and existing competitors in our market;
•the expected benefits to our clients and potential clients of our product and service offerings;
•the timing of revenue recognition under license and cloud arrangements;
•our expectation that revenue will continue to shift from term licenses towards cloud arrangements;
•our backlog of license, maintenance, cloud and services agreements and the timing of future cash receipts from committed license and cloud arrangements;
•our expectation that research and development expenses and sales and marketing expenses will continue to increase in absolute dollar values and may increase as a percentage of revenues;
•our expectations regarding the impact of recent accounting pronouncements on our consolidated financial statements;
•our ability to adapt to technological change and effectively enhance, innovate and scale our platform and professional services;
•our ability to attract and retain qualified employees and key personnel and further expand our overall headcount;
•our ability to maintain, or strengthen awareness of, our brand;
•perceived or actual problems with the integrity, reliability, quality or compatibility of our platform, including unscheduled downtime or outages;
•potential acquisitions and integration of complementary businesses and technologies;
•future revenue, hiring plans, expenses, capital expenditures, capital requirements and stock performance;
•our ability to stay abreast of new or modified laws and regulations that currently apply or become applicable to our business both in the United States and internationally;
•our ability to maintain, protect and enhance our intellectual property; and
•costs associated with defending intellectual property infringement and other claims.
These statements represent the beliefs and assumptions of our management based on information currently available to us. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” included under Part I, Item 1A. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances that occur after the date of this report.

Item 1. Business.
Overview
Appian provides a low-code software development platform that allows companies to rapidly build powerful business applications. The applications created on our platform help companies drive digital transformation and competitive differentiation.
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
 Organizations across all industries are digitally transforming—leveraging software to automate and optimize mission critical operations, enhance customer experiences and drive competitive differentiation. Historically, organizations have principally relied on packaged software and custom software solutions to operationalize and automate their businesses. Packaged software often fails to address unusual use cases or to enable differentiation and requires organizations to conform their individual processes, needs and systems of record to standardized frameworks. While traditional custom software solutions can be differentiated and tailored to meet strategic objectives, development requires a long, iterative and cumbersome process, as well as costly integration, and relies on scarce developer talent.
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
 Our go-to-market strategy consists of both direct sales and, to a lesser extent, sales through strategic partners. We sell our software almost exclusively through subscriptions and intend to grow our revenue both by adding new customers and increasing the number of users at existing customers that use applications developed on our platform. As of December 31, 2018, we had 436 customers in a wide variety of industries, of which 343 customers were commercial and 93 customers were government or non-commercial entities. Our customers include financial services, life sciences, government, telecommunications, media, energy, manufacturing and transportation organizations. As of December 31, 2018, 27% of our commercial customers were Global 2000 organizations and included 50 Fortune 500 companies.
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
 We have experienced strong revenue growth, with revenue of $226.7 million, $176.7 million and $132.9 million in 2018, 2017 and 2016, respectively. Our subscription revenue was $115.7 million, $82.8 million and $60.0 million in 2018, 2017 and 2016, respectively, representing year-over-year growth rates of 40% from 2017 to 2018 and 38% from 2016 to 2017. Our professional services revenue was $100.7 million, $85.2 million and $63.0 million in 2018, 2017 and 2016, respectively. Over time, as the need for professional services associated with user deployments decreases and the number of end users increases, we expect the mix of total revenue to shift more toward subscription revenue.
We have invested in developing our platform, expanding our sales and marketing and research and development capabilities, and providing general and administrative resources to support our growth. As a result, we incurred net losses of $49.5 million, $31.0 million and $12.5 million in 2018, 2017 and 2016, respectively. We also used cash in operations of $(31.3) million, $(9.1) million and $(7.8) million in 2018, 2017 and 2016, respectively.
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
Key benefits of our platform include:
•Rapid and simple innovation through our powerful platform. Our low-code platform employs an intuitive, visual interface and pre-built development modules that reduce the time required to build powerful and unique applications. Our platform automates the creation of forms, data flows, records, reports and other software elements that would otherwise need to be manually coded or configured. This functionality greatly reduces the iterative development process, allowing for real-time application optimization and ultimately shortening the time from idea to deployment. In turn, organizations can better leverage scarce and costly developer talent to accomplish more digital transformation objectives.
•Powerful applications to solve complex challenges. At the core of our platform is an advanced engine that enables the modeling, modification and management of complex processes and business rules. Our heritage as a business process management, or BPM, company provides us with this differentiated understanding of complex processes, and we have incorporated that expertise into our platform to enable the development of powerful applications. Organizations have used our platform to launch new business lines, build large procurement systems, manage retail store layouts, conduct predictive maintenance on field equipment and manage trading platforms, among a range of other use cases.
•Create once, deploy everywhere. Our patented SAIL technology allows developers to create an application once and deploy it everywhere with the consistency of experience and optimal performance levels that users expect. Applications developed on our platform can be immediately and natively deployed across a full range of mobile and desktop devices with no additional customization, including desktop web browsers, tablets and mobile phones.
•Seamless integration with existing systems and data. In contrast to typical enterprise software, our platform does not require that data reside within it in order to enable robust data analysis and cross-department and cross-application insight. Our platform seamlessly integrates with many of the most popular enterprise software applications and data repositories and can be used within many legacy environments. For example, organizations frequently use our platform to extend the life and enhance the functionality of legacy systems of record, such as those used for enterprise resource planning, human capital management and customer relationship management, by building new applications that enhance the functionality of those systems and by leveraging the data within those systems to further optimize and automate operations.
•Deployment flexibility to serve customer needs. Our platform can be installed in the cloud, on-premises or using a hybrid approach, with organizations able to access the same functionality and data sources in all cases. Our flexible deployment model also preserves a seamless path to future cloud deployments for organizations initially choosing on-premises or hybrid approaches for their most sensitive workloads.

•Industry-leading security. Our platform is designed to meet the highest demands of our federal government and large enterprise customers. Our cloud platform holds some of the highest security certifications from government agencies and industry organizations, including being one of the first low-code software companies to achieve Federal Risk and Authorization Management Program, or FedRAMP, compliance. Our platform also meets the Payment Card Industry Data Security Standard, or PCI DSS, and the United States Health Insurance Portability and Accountability Act standard. Our controls are documented in our SOC 2 Type II report, in which an independent audit firm provides a detailed review of Appian Cloud’s security, availability, and confidentiality controls.
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
Our Growth Strategy
Key elements of our growth strategy include:
•Expand our customer base. As of December 31, 2018, we had 436 customers in a wide variety of industries, including financial services, life sciences, government, telecommunications, media, energy, manufacturing and transportation. We believe that the market for our software development platform is still in its early stages and that we have a significant opportunity to add additional large enterprise and government customers.
•Grow through our differentiated land and expand model. Customers receive all of the modules and functionality of our platform with their initial subscription, which facilitates the seamless creation of new applications. Many of our customers begin by building a single application and grow to build dozens of applications on our platform, which implicitly reduces the per-user cost of each application. Generally, the development of new applications results in the expansion of our user base within an organization and a corresponding increase in revenue to us because we usually charge subscription fees on a per-user basis. Every additional application that an organization creates on our platform increases the value of our platform for that organization because it further integrates people, process and data across the organization and facilitates knowledge sharing. Applications built on our platform may be used only on our platform while customers have active subscriptions, creating substantial switching costs for customers to move to a different software platform.
•Grow revenue from key industry verticals. While our platform is industry-agnostic, we have made, and plan to continue to make, investments to enhance the expertise of our sales and marketing organization within our key industry verticals of financial services, life sciences and U.S. federal government. In 2018, we generated over 66% of our subscription revenue from customers in these verticals. We believe that focusing on the digital transformation needs of organizations within these industry verticals can help drive adoption of our platform.
•Continue to innovate and enhance our platform. We have made, and will continue to make, investments in research and development to strengthen our platform and expand the number of features available to our customers. We typically offer multiple upgrades each year that allow our customers to benefit from ongoing innovation. Most recently, we launched the Intelligent Contact Center™, which is our first separately sold product solution based on our platform, geared towards the needs of modern call centers. In addition, our platform allows our customers to embed artificial intelligence, or AI, concepts into their business processes and to use our pre-built integrations to leading providers of AI services. Our platform also incorporates best practices in the field of data science into a tool for our customers to automate the training, deployment and management of AI predictive models. We are continuing to collaborate with other companies to include cognitive computing and Robotic Process Automation capabilities on our platform, allowing the delivery of even more powerful and intelligent applications using an agile delivery capability. As we continue to increase the functionality of our platform and further reduce the amount of developer skill that is required to build robust applications on our platform, we believe that we have the potential to expand the use of our platform.
•Expand our international footprint. Our platform is designed to be natively multi-lingual to facilitate collaboration and address challenges in multi-national organizations. In 2018, approximately 29% of our total revenue was generated from customers outside of the United States. Today, we operate in 12 countries and believe that we have a significant opportunity to continue to grow our international footprint. We are investing in new geographies, including through investment in direct and indirect sales channels, professional services and customer support and implementation partners.
•Grow our partner base. We have several strategic partnerships including with KPMG, PricewaterhouseCoopers and Deloitte. These partners work with organizations that are undergoing digital transformation projects and are therefore able to refer potential customers to us. When these partners recognize an opportunity for our platform, they often introduce us to potential customers. We intend to further grow our base of partners to provide broader customer coverage and solution delivery capabilities.

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
We believe that the key elements of our technology infrastructure are as follows:
Web-Based Development Environment
The Appian design interface is a model-driven, web-based development environment for application creation, testing, deployment and performance optimization. Appian design is a shared repository of all Appian components—interfaces, process models, application program interfaces, or APIs, new component builders and user collaboration modules—and administration utilities for managing people, processes and data.
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
Our cloud offering is hosted by Amazon Web Services, or AWS, and is available in 36 availability zones in nine countries. Data in our cloud offering is written simultaneously to multiple availability zones to protect against loss of customer data. Our software also is able to run in the Microsoft Azure cloud and, as of the third quarter of 2018, our software can run in the Google Cloud Platform. Our enablement of the Microsoft Azure cloud and the Google Cloud Platform is consistent with our principle of platform neutrality.
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
When we first acquire a new customer, our professional services experts or our deployment partners’ professional services experts start the implementation process. Delivery specialists facilitate deployment of our platform and training personnel provide comprehensive support throughout the implementation process. Customers have access to our Appian Academy, which caters to a diverse range of skill sets and roles within organizations and trains developers on our platform. We also provide instructor-led courses at our Reston, Virginia headquarters and certain of our other offices, as well as virtual classrooms for self-paced learning and on-site training at our customers’ offices.
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
Customer Support
 Our customer support personnel are trained engineers and designers who can work with customers on the front lines to address support issues. We provide email and phone support, with teams in the United States, the United Kingdom and Australia. Developers can also find answers to their questions on the Appian Community, a community site that provides online customer support; real-time collaboration and networking; a growing knowledge base of answers for common questions; and live product webinars and training. The Appian Community also includes documentation, methodologies and reusable components for our platform. We have consistently been able to achieve at least a 98% customer satisfaction rating for our customer support organization, based on our surveys.
Our Customers
 Our customers operate in a variety of industries, including financial services, government, education, technology, media and telecom, consumer, life sciences and industrials. As of December 31, 2018, we had 436 customers in a wide variety of industries, of which 343 customers were commercial and 93 customers were government or non-commercial entities. Our customers include financial services, life sciences, government, telecommunications, media, energy, manufacturing and transportation organizations. Our number of customers paying us in excess of $1 million of annual recurring revenue has grown from 24 the end of 2017 to 38 at the end of 2018. As of December 31, 2018, 27% of our commercial customers were Global 2000 organizations and included 50 Fortune 500 companies. Generally, our sales force targets its efforts to organizations with over 2,000 employees and $2 billion in annual revenue. No single end-customer accounted for more than 10% of our total revenue in 2018, 2017 or 2016.
Culture and Employees
 We believe that fostering our distinct culture of innovation is an important contributor to our success as a company. When we started Appian, we used to debate about everything. It was second nature since half the founding team had been competitive debaters in college. Debate proved to be a great way to reach the best decisions. Bad ideas couldn’t survive; good ideas got better. We encourage everyone to speak up, but we also delegate every decision to a single person. So, we can disagree, and we still reach firm resolutions.
 Our culture was purposefully created by our four founders, who are still heavily involved in operating the business, including recruiting, interviewing and educating new employees at Appian. Our founders, led by Matt Calkins, our Chief Executive Officer, have intentionally grown our business organically, focusing on developing a single solution—the Appian platform. We do so by employing a unified development team located in a single office in the Washington, D.C. metropolitan area to maximize the cohesion and simplicity of our platform and our company. When a client buys Appian software, they get a piece of Appian culture along with it.
 As of December 31, 2018, we had 847 full-time employees in the United States and 211 full-time employees internationally. During 2018, we had a voluntary attrition rate of 10% among all employees of our company. We believe that this low voluntary attrition rate is a testament to our company culture. None of our U.S. employees are covered by collective bargaining agreements. We believe our employee relations are good and we have not experienced any work stoppages.
Our Competition
Our main competitors fall into three categories: (1) providers of low-code development platforms, such as salesforce.com, ServiceNow and Outsystems; (2) providers of business process management and case management software, such as OpenText, Oracle, Pegasystems and SAP; and (3) providers of custom software and customer software solutions that address, or are developed to address, some of the use cases that can be addressed by applications developed on our platform.

As our market grows, we expect that it will attract more highly specialized vendors as well as larger vendors that may continue to acquire or bundle their products more effectively. The principal competitive factors in our market include:
•platform features, reliability, performance and effectiveness;
•ease of use and speed;
•platform extensibility and ability to integrate with other technology infrastructures;
•deployment flexibility;
•robustness of professional services and customer support;
•price and total cost of ownership;
•strength of platform security and adherence to industry standards and certifications;
•strength of sales and marketing efforts; and
•brand awareness and reputation.
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
Backlog
Backlog represents future amounts to be invoiced and recognized under subscription agreements. As of December 31, 2018 and 2017, we had backlog of approximately $230 million and $214 million, respectively. Approximately 49% of our backlog as of December 31, 2018 is not expected to be filled in 2019.
The amount of backlog relative to the total value of our contracts changes from quarter to quarter and year to year for several reasons, including the specific timing and duration of large customer subscription agreements, the specific timing of customer renewals, changes in customer financial circumstances and foreign currency fluctuations.
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
Sales and Marketing
Sales
Our sales organization is responsible for account acquisition and overall market development, which includes the management of the relationships with our customers. While our platform is industry-agnostic, we have recently made, and plan to continue to make, investments to enhance the expertise of our sales organization within our core industry verticals of financial services, life sciences and government. We also expect to continue to grow our sales headcount in all of our principal markets and expand our presence into countries where we currently do not have a direct sales presence.
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
As of December 31, 2018, we had two issued patents relating to our SAIL technology and three patent applications pending in the United States relating to our platform. One of our issued patents expires in 2034 and the second issued patent expires in 2035. We cannot assure you that any of our patent applications will result in the issuance of a patent or that the examination process will not require us to narrow our claims. Any patents that may issue may be contested, circumvented, found unenforceable or invalidated, and we may not be able to prevent third parties from infringing them. We also license software from third parties for integration into our products, including open source software and other software available on commercially reasonable terms. We control access to and use of our proprietary software and other confidential information through the use of internal and external controls, including contractual protections with employees, contractors, end-customers and partners, and our software is protected by U.S. and international copyright and trade secret laws.
Facilities
We have offices in five U.S. cities and 8 cities outside the United States. Our headquarters are located in Reston, Virginia. In order to accommodate our substantial growth, in the summer of 2019 our headquarters will move to 7950 Jones Branch Drive in Tysons, Virginia. We believe that our new facilities will be adequate to meet our ongoing needs, including substantial rights to expand within the property. If we require additional space, we believe that we will be able to obtain additional facilities on commercially reasonable terms.
Corporate Information
Appian Corporation was incorporated in Delaware in August 1999. Our Class A common stock is listed on The Nasdaq Global Market under the symbol "APPN".
Our current principal executive offices are located at 11955 Democracy Drive, Suite 1700, Reston, Virginia 20190 and our telephone number is (703) 442-8844.
“Appian”, the Appian logo, and other trademarks or service marks of Appian Corporation appearing in this Annual Report on Form 10-K are the property of Appian Corporation. This Annual Report on Form 10-K contains additional trade names, trademarks and service marks of others, which are the property of their respective owners. Solely for convenience, trademarks and trade names referred to in this Annual Report on Form 10-K without the ® or TM symbols.
Available Information
Our website address is www.appian.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Exchange Act are made available free of charge on or through our website at investors.appian.com as soon as reasonably practicable after such reports are filed with, or furnished to, the United States Securities and Exchange Commission, or SEC. The information contained on, or that can be accessed through, our website is not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our website are intended to be inactive textual references only.

Item 1A. Risk Factors.
Our operations and financial results are subject to various risks and uncertainties including those described below. You should consider carefully the risks and uncertainties described below, in addition to other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and related notes. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the following risks or others not specified below materialize, our business, financial condition and results of operations could be materially and adversely affected and the trading price of our Class A common stock could decline.
Risks Related to Our Business and Industry
Our recent growth may not be indicative of our future growth and, if we continue to grow, we may not be able to manage our growth effectively.
We continue to experience rapid growth in our headcount and operations. In particular, we grew from 173 employees as of December 31, 2011 to 1,058 employees as of December 31, 2018.  We have also significantly increased the size of our customer base over the last several years. We anticipate that we will continue to significantly expand our operations and headcount in the near term. Our growth has placed, and any future growth will place, a significant strain on our management, administrative, operational and financial infrastructure. Our success will depend in part on our ability to manage this growth effectively. To manage the expected growth of our operations and personnel, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. Failure to effectively manage our growth could result in difficulty or delays in deploying our platform to customers, declines in quality or customer satisfaction, increases in costs, difficulties in introducing new features or other operational difficulties. Any of these difficulties could adversely impact our business performance and results of operations.
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
We have experienced revenue growth with revenue of $226.7 million, $176.7 million and $132.9 million in 2018, 2017 and 2016, respectively. Although we have experienced rapid revenue growth historically, we may not continue to grow as rapidly in the future and our revenue growth rates may decline. Any success that we may experience in the future will depend in large part on our ability to, among other things:
•maintain and expand our customer base;
•increase revenue from existing customers through increased or broader use of our platform within their organizations;
•further penetrate the existing industry verticals that we serve and expand into other industry verticals;
•improve the performance and capabilities of our platform through research and development;
•continue to successfully expand our business domestically and internationally; and
•successfully compete with other companies.
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
Sales of our software platform account for substantially all of our subscription revenue and are the source of substantially all of our professional services revenue. We expect that we will be substantially dependent on our platform to generate revenue for the foreseeable future. As a result, our operating results could suffer due to:
•any decline in demand for our platform;
•the failure of our platform to achieve continued market acceptance;
•the market for low-code solutions not continuing to grow, or growing more slowly than we expect;
•the introduction of products and technologies that serve as a replacement or substitute for, or represent an improvement over, our platform;
•technological innovations or new standards that our platform does not address;
•sensitivity to current or future prices offered by us or competing solutions; and
•our inability to release enhanced versions of our platform on a timely basis.
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
Currently, a significant majority of our revenue is derived from companies in the financial services, pharmaceuticals, insurance and life sciences industries, and from the U.S. federal government. We are investing substantial resources to expand and train our sales force to enable it to better understand these industry verticals and drive sales to customers in these industry verticals, but there can be no assurance that these investments will be successful. Further, an important part of our strategy is to expand our customer base in a wide variety of industries. We have less experience in some industries and our expansion may require us to grow our expertise in certain areas and add sales and support personnel possessing familiarity with the relevant industries. There may be competitors in these verticals that may be entrenched and difficult to dislodge. As a result of these and other factors, our efforts to expand our customer base may be expensive and may not succeed, and we therefore may be unable to grow our revenue. If we fail to further penetrate our existing industry verticals or expand our customer base, we may be unable to grow our revenue and our operating results may be harmed.
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
We believe our future success will depend in large part on growth in the demand for low-code solutions to drive software-enabled digital transformation. We have customers in a wide variety of industries, including financial services, life sciences, government, telecommunications, media, energy, manufacturing and transportation. It is difficult to predict customer demand for our platform, renewal rates, the rate at which existing customers expand their subscriptions, the size and growth rate of the market for our platform, the entry of competitive products or the success of existing competitive products. The utilization of low-code software to drive digital transformation is still relatively new. Any expansion in our addressable market depends on a number of factors, including businesses continuing to desire to differentiate themselves through software-enabled digital transformation, increasing their reliance on low-code solutions, changes in the competitive landscape, technological changes, budgetary constraints of our customers and changes in economic conditions. If our platform does not achieve widespread adoption or there is a reduction in demand for low-code solutions caused by a lack of customer acceptance, technological challenges, competing technologies and products, decreases in corporate or IT infrastructure spending, weakening economic conditions, or other factors, it could result in reduced customer purchases, reduced renewal rates and decreased revenue, any of which will adversely affect our business, operating results and financial condition.
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
We primarily compete with low-code development platforms sold by companies such as salesforce.com, ServiceNow and Outsystems. We also compete with companies that provide business process management and case management software, including OpenText Corporation, Oracle, Pegasystems and SAP. Further, because our platform is used by our customers to create custom applications, there are software companies that offer commercial, off-the-shelf applications as well as custom software solutions that compete with us. In addition, large software and internet companies may seek to enter our primary markets.

Some of our actual and potential competitors have advantages over us, such as longer operating histories, more established relationships with current or potential customers and commercial partners, significantly greater financial, technical, marketing or other resources, stronger brand recognition, larger intellectual property portfolios and broader global distribution and presence. Such competitors may make their solutions available at a low cost or no cost basis in order to enhance their overall relationships with current or potential customers. Our competitors may also be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements. With the introduction of new technologies and new market entrants, we expect competition to intensify in the future. In addition, some of our larger competitors have substantially broader offerings and can bundle competing products with other software offerings. As a result, customers may choose a bundled offering from our competitors, even if individual products have more limited functionality than our platform. These larger competitors are also often in a better position to withstand any significant reduction in capital spending and will therefore not be as susceptible to economic downturns.
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
Further, security compromises experienced by our customers with respect to data hosted on our platform, even if caused by the customer’s own misuse or negligence, may lead to public disclosures, which could harm our reputation, erode customer confidence in the effectiveness of our security measures, negatively impact our ability to attract new customers, or cause existing customers to elect not to renew their subscriptions with us. We may be subjected to indemnity demands, regulatory proceedings, audits, penalties or litigation based on our customers’ misuse of our platform with respect to such sensitive information and defending against such litigation and otherwise addressing such matters may be expensive, cause distraction, and may result in us incurring liability, all of which may affect our operating results.

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
Our customer base is concentrated. For example, during the years ended December 31, 2018, 2017 and 2016, revenue from U.S. federal government agencies represented 16%, 15% and 26% of our total revenue, respectively, and the top three U.S. federal government customers generated 8%, 8% and 18% of our total revenue for the years ended December 31, 2018, 2017 and 2016, respectively. Further, nearly 10% of our subscription customers spent more than $1 million on our software in 2018. If we were to lose one or more of our significant customers, our revenue may significantly decline. In addition, revenue from significant customers may vary from period to period depending on the timing of renewing existing agreements or entering into new agreements. The loss of one or more of our significant customers could adversely affect our business, results of operations and financial condition.
In addition, due to our dependence on a limited number of customers, we face a concentration of credit risk. As of December 31, 2018, one customer accounted for 6.4% of our accounts receivable. In the case of insolvency by one of our significant customers, accounts receivable with respect to that customer might not be collectible, might not be fully collectible, or might be collectible over longer than normal terms, each of which could adversely affect our financial condition.
A portion of our revenue is generated from subscriptions sold to governmental entities and heavily regulated organizations, which are subject to a number of challenges and risks.
A significant portion of our revenue is generated from subscriptions sold to governmental entities, both in the United States and internationally. Additionally, many of our current and prospective customers, such as those in the financial services, pharmaceuticals, insurance and life sciences industries, are highly regulated and may be required to comply with more stringent regulations in connection with subscribing to and implementing our platform. Selling subscriptions to these entities can be highly competitive, expensive and time-consuming, often requiring significant upfront time and expense without any assurance that we will successfully complete a sale. Governmental demand and payment for our platform may also be impacted by public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our platform.
Further, governmental and highly regulated entities often require contract terms that differ from our standard arrangements, including terms that can lead to those customers obtaining broader rights in our products than would be standard. Governmental and highly regulated entities, including the General Services Administration, whose schedule accounts for many of our U.S. federal government contracts, impose compliance requirements that are complicated, require preferential pricing or “most favored nation” terms and conditions or are otherwise time-consuming and expensive to satisfy. In the United States, applicable federal contracting regulations change frequently, and the President may issue executive orders requiring federal contractors to adhere to new compliance requirements after a contract is signed. If we undertake to meet special standards or requirements and do not meet them, we could be subject to significant liability from our customers or regulators. Even if we do meet these special standards or requirements, the additional costs associated with providing our platform to government and highly regulated customers could harm our operating results. Moreover, changes in the underlying statutory and regulatory conditions that affect these types of customers could harm our ability to efficiently provide them access to our platform and to grow or maintain our customer base. In addition, engaging in sales activities to foreign governments introduces additional compliance risks specific to the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and other similar statutory requirements prohibiting bribery and corruption in the jurisdictions in which we operate.
We have experienced losses in the past, and we may not achieve or sustain profitability in the future.
We generated net losses of $49.5 million, $31.0 million and $12.5 million in 2018, 2017 and 2016, respectively. As of December 31, 2018, we had an accumulated deficit of $145.6 million. We will need to generate and sustain increased revenue levels in future periods in order to achieve or sustain profitability in the future. We also expect our costs to increase in future periods, which could negatively affect our future operating results if our revenue does not increase commensurately. For example, we intend to continue to expend significant funds to expand our sales and marketing operations, develop and enhance our platform, meet the increased compliance requirements associated with our operation as a public company, and expand into new markets. Our efforts to grow our business may be more costly than we expect, and we may not be able to increase our revenue enough to offset our higher operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described in this Annual Report on Form 10-K, and unforeseen expenses, difficulties, complications and delays and other unknown events. If we are unable to achieve and sustain profitability, our stock price may significantly decrease.
Our future quarterly results of operations may fluctuate significantly due to a wide range of factors, which makes our future results difficult to predict.
Our revenue and results of operations have historically varied from period to period, and we expect that they will continue to do so as a result of a number of factors, many of which are outside of our control, including:
•the level of demand for our platform and our professional services;
•the rate of renewal of subscriptions with, and extent of sales of additional subscriptions to, existing customers;
•large customers failing to renew their subscriptions;
•the size, timing and terms of our subscription agreements with existing and new customers, including revenue recognition issues raised by multiple element arrangements;
•the timing and growth of our business, in particular through our hiring of new employees and international expansion;
•the timing of our adoption of new or revised accounting pronouncements applicable to public companies and the impact on our results of operations;
•the introduction of new products and product enhancements by existing competitors or new entrants into our market, and changes in pricing for solutions offered by us or our competitors;
•network outages, security breaches, technical difficulties or interruptions with our platform;
•changes in the growth rate of the markets in which we compete;
•the mix of subscriptions to our platform and professional services sold during a period;
•customers delaying purchasing decisions in anticipation of new developments or enhancements by us or our competitors or otherwise;
•changes in customers’ budgets;
•seasonal variations related to sales and marketing and other activities, such as expenses related to our customers;
•our ability to increase, retain and incentivize the strategic partners that market and sell our platform;
•our ability to control costs, including our operating expenses;
•our ability to hire, train and maintain our direct sales force;
•unforeseen litigation and intellectual property infringement;
•fluctuations in our effective tax rate; and
•general economic and political conditions, both domestically and internationally, as well as economic conditions specifically affecting industries in which our customers operate.
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
Currently, our revenue is nearly evenly divided between subscriptions and professional services revenue. Our strategic focus has been to grow subscriptions revenue faster than professional services revenue because our marginal costs in delivering our subscriptions are lower than the marginal costs of delivering professional services. A shift in revenue towards subscriptions therefore results in a higher overall gross profit margin. From 2014 through 2016, the proportion of our revenue attributable to subscriptions increased as a proportion of our total revenue, thereby increasing our overall gross profit margin during such period. Although the proportion of our revenue attributable to subscriptions for the year ended December 31, 2017 decreased slightly from such amount for the year ended December 31, 2016, the proportion of our revenue attributable to subscriptions for the year ended December 31, 2018 increased as a proportion of our total revenue as compared to such amount from the previous year. We intend to continue focusing on growing subscriptions revenue faster than professional services revenue in the future.
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
We generally sell our software on a per-user basis and, to a lesser degree, non-user based single application licenses. We have changed and expect that we will continue to need to change our pricing model from time to time. As competitors introduce new products that compete with ours or reduce their prices, we may be unable to attract new customers or retain existing customers based on our historical pricing. We also must determine the appropriate price to enable us to compete effectively internationally. Moreover, mid- to large-size enterprises may demand substantial price discounts as part of the negotiation of sales contracts. As a result, we may be required or choose to reduce our prices or change our pricing model, which could adversely affect our business, operating results and financial condition.
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
We derive, and expect to increasingly derive in the future, a substantial portion of our revenue from the sale of software subscriptions. For 2018, 2017 and 2016, approximately 56%, 52% and 53%, respectively, of our total revenue was subscriptions, software and support revenue. The market for our platform is still evolving, and competitive dynamics may cause pricing levels to change as the market matures and as existing and new market participants introduce new types of solutions and different approaches to enable customers to address their needs. As a result, we may be forced to reduce the prices we charge for software and may be required to offer terms less favorable to us for new and renewing agreements.
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
We believe our success has depended, and continues to depend, on the efforts and talents of our senior management team, particularly Matthew Calkins, our founder and Chief Executive Officer, and our highly skilled team members, including our sales personnel, professional services personnel, cloud engineering and support personnel and software engineers. We do not maintain key man insurance on any of our executive officers or key employees. From time to time, there may be changes in our senior management team resulting from the termination or departure of our executive officers and key employees. Our senior management and key employees are employed on an at-will basis, which means that they could terminate their employment with us at any time. Many of our executive officers and key employees receive equity compensation as a significant portion of their overall compensation package. A substantial decrease in the market price of our Class A common stock would effectively reduce the compensation of such persons and could increase the risk that they depart from our company. The loss of any of our senior management or key employees, particularly Mr. Calkins, could adversely affect our ability to build on the efforts they have undertaken and to execute our business plan, and we may not be able to find adequate replacements. We cannot ensure that we will be able to retain the services of any members of our senior management or other key employees.

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
We outsource substantially all of the infrastructure relating to our cloud offering to AWS, which hosts our platform on our customers’ behalf. Customers of our cloud offering need to be able to access our platform at any time, without interruption or degradation of performance, and we provide them with service level commitments with respect to uptime. AWS runs its own platform that we access, and we are, therefore, vulnerable to service interruptions at AWS. We may experience interruptions, delays and outages in service and availability from time to time as a result of problems with our AWS provided infrastructure, which could render our cloud offering inaccessible to customers. Additionally, AWS has suffered outages at specific customer locations in the past, rendering the customer unable to access our offering for periods of time. Lack of availability of our AWS infrastructure could be due to a number of potential causes including technical failures, natural disasters, fraud or security attacks that we cannot predict or prevent. Such outages could lead to the triggering of our service level agreements and the issuance of credits to our cloud offering customers, which may impact our operating results.
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
Our agreement with AWS allows AWS to terminate the agreement by providing two years' prior written notice, and may allow AWS to terminate in case of a breach of contract if such breach is uncured for 30 days, or to terminate upon thirty days' advance written notice if AWS’s further provision of services to us becomes impractical for legal or regulatory reasons. Although we expect that we could receive similar services from other third parties if any of our arrangements with AWS are terminated, we could experience interruptions on our platform and in our ability to make our platform available to customers, as well as delays and additional expenses in arranging alternative cloud infrastructure services.
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
Our platform is inherently complex and may contain material defects or errors. Any defects in functionality or that cause interruptions in the availability of our platform could result in:
•loss or delayed market acceptance and sales;
•breach of warranty claims;
•sales credits or refunds for prepaid amounts related to unused subscription services;
•loss of customers;
•diversion of development and support resources; and/or
•injury to our reputation.
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
We offer and sell our platform in the cloud, on-premises or using a hybrid approach using the customer’s own infrastructure. Our cloud offering enables our customers to eliminate the burden of provisioning and maintaining infrastructure and to scale their usage of our software platform quickly, while our on-premises offering allows for the customer’s complete control over data security and software infrastructure. Although a substantial majority of our revenue has historically been generated from customers using our platform on an on-premises basis, our customers are increasingly adopting our cloud offering, and now cloud subscriptions account for the majority of our software revenue. We expect that our customers will continue to move to our cloud offering and that it will become more central to our distribution model. To support both on-premises and cloud instances of our platform, our support team must be trained on and learn multiple environments in which our software is deployed, which is more expensive than supporting only a cloud offering. Moreover, we must engineer our software for both an on-premises and cloud offering installation, which may cause us additional research and development expense that may impact our operating results. As more of our customers transition to the cloud, we may be subject to additional competitive pressures, which may harm our business. We are directing a significant portion of our financial and operating resources to implement a robust and secure cloud offering for our platform, but even if we continue to make these investments, we may be unsuccessful in growing or implementing our cloud offering in a way that competes successfully against our current and future competitors and our business, results of operations and financial condition could be harmed.
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
A component of our growth strategy involves the further expansion of our operations and customer base internationally. In 2018, 2017 and 2016, revenue generated from customers outside the United States was 29%, 27% and 20%, respectively, of our total revenue. We currently have international offices in the United Kingdom, continental Europe, Australia and Singapore, which focus primarily on selling and implementing our platform in those regions. In the future, we may expand to other international locations. Our current international operations and future initiatives will involve a variety of risks, including:
•changes in a specific country’s or region’s political or economic conditions;
•unexpected changes in regulatory requirements, taxes or trade laws;
•more stringent regulations relating to data security and the unauthorized use of, or access to, commercial and personal information, particularly in the European Union;
•differing labor regulations, especially in the European Union, where labor laws are generally more advantageous to employees as compared to the United States, including deemed hourly wage and overtime regulations in these locations;
•challenges inherent in efficiently managing an increased number of employees over large geographic distances, including the need to implement appropriate systems, policies, benefits and compliance programs;
•difficulties in managing a business in new markets with diverse cultures, languages, customs, legal systems, alternative dispute systems and regulatory systems;
•increased travel, real estate, infrastructure and legal compliance costs associated with international operations;
•currency exchange rate fluctuations and the resulting effect on our revenue and expenses, and the cost and risk of entering into hedging transactions if we choose to do so in the future;
•limitations on our ability to reinvest earnings from operations in one country to fund the capital needs of our operations in other countries;
•laws and business practices favoring local competitors or general preferences for local vendors;
•limited or insufficient intellectual property protection;
•political instability or terrorist activities;
•exposure to liabilities under anti-corruption and anti-money laundering laws, including the U.S. Foreign Corrupt Practices Act and similar laws and regulations in other jurisdictions; and
•adverse tax burdens and foreign exchange controls that could make it difficult to repatriate earnings and cash.
Our limited experience in operating our business internationally increases the risk that any potential future expansion efforts that we may undertake will not be successful. If we invest substantial time and resources to expand our international operations and are unable to do so successfully and in a timely manner, our business and operating results will suffer.
Political developments in the United Kingdom, including the outcome of the referendum on membership in the European Union, could adversely impact our business, results of operations and financial condition.
We are subject to risks associated with the withdrawal of the United Kingdom from the European Union, commonly referred to as “Brexit.” In March 2017, the United Kingdom formally notified the European Union of its intention to withdraw, and withdrawal negotiations began in June 2017. European Union rules provide for a two-year negotiation period, ending on March 29, 2019, unless an extension is agreed to by the parties. There remains significant uncertainty about the exit, which has created an uncertain political and economic environment in the United Kingdom and other European Union countries, as well as uncertainty regarding the regulation of data protection in the United Kingdom. Although the United Kingdom enacted a Data Protection Act in May 2018 that is consistent with the EU General Data Protection Regulation, uncertainty remains regarding how data transfers to and from the United Kingdom will be regulated. A significant portion of our non-U.S. operations is based in the United Kingdom. The full effect of Brexit is uncertain and depends on any agreements the United Kingdom may make to retain access to European Union markets. Consequently, no assurance can be given about the impact of the outcome on our business, results of operations and financial condition.
Our growth depends in part on the success of our strategic relationships with third parties.
In order to grow our business, we anticipate that we will continue to depend on relationships with strategic partners to provide broader customer coverage and solution delivery capabilities. Identifying partners, and negotiating and documenting relationships with them, requires significant time and resources. Our agreements with our strategic partners are non

-exclusive and do not prohibit them from working with our competitors or offering competing solutions. Our competitors may be effective in providing incentives to third parties to favor their products or services or to prevent or reduce subscriptions to our services. If our partners choose to place greater emphasis on products of their own or those offered by our competitors or do not effectively market and sell our platform, our ability to grow our business and sell software and professional services may be adversely affected. In addition, acquisitions of our partners by our competitors could result in a decrease in the number of our current and potential customers, as our partners may no longer facilitate the adoption of our platform by potential customers.
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
Generally, contracts executed by our foreign operations are denominated in the currency of that country or region and a portion of our revenue is therefore subject to foreign currency risks. As we continue to expand our international operations, we become more exposed to the effects of fluctuations in currency exchange rates. A strengthening of the U.S. dollar could reduce the dollar value of revenues generated by our customers outside of the United States, adversely affecting our business operations and financial results. We incur expenses for employee compensation and other operating expenses at our non-U.S. locations in the local currency, and fluctuations in the exchange rates between the U.S. dollar and other currencies could result in the dollar equivalent of such expenses being higher. This could have a negative impact on our reported operating results. To date, we have not engaged in any hedging strategies, and any such strategies, such as forward contracts, options and foreign exchange swaps related to transaction exposures that we may implement to mitigate this risk may not eliminate our exposure to foreign exchange fluctuations.
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
The functionality and attractiveness of our platform depends, in part, on our ability to integrate our platform with third-party applications and platforms, including customer relationship management, human resources information, accounting and enterprise resource planning systems that our customers use and from which they obtain data. Third-party providers of applications and APIs may change the features of their applications and platforms, restrict our access to their applications and platforms or alter the terms governing use of their applications and APIs and access to those applications and platforms in an adverse manner. Such changes could functionally limit or terminate our ability to use these third-party applications and platforms in conjunction with our platform, which could negatively impact our offerings and harm our business. If we fail to integrate our software with new third-party applications and platforms that our customers use, we may not be able to offer the functionality that our customers need, which would negatively impact our ability to generate revenue and adversely impact our business.
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
Our corporate headquarters are located in northern Virginia. The area around Washington, D.C. could be subjected to terrorist attacks. Additionally, we rely on our network and third-party infrastructure and enterprise applications, internal technology systems and our website for our development, marketing, operational support, hosted services and sales activities. In the event of a major hurricane, earthquake or catastrophic event such as fire, power loss, telecommunications failure, cyberattack, war or terrorist attack, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our software development, lengthy interruptions in our services, breaches of data security and loss of critical data, all of which could have an adverse effect on our future operating results.

Our reported financial results may be adversely affected by changes in accounting principles generally accepted in the United States.
Accounting principles generally accepted in the United States, or U.S. GAAP, is subject to interpretation by the Financial Accounting Standards Board, or FASB, the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results and could affect the reporting of transactions completed before the announcement of a change.
In particular, in May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. As an “emerging growth company,” the Jumpstart Our Business Startups Act, or the JOBS Act, allows us to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. We have elected to use this extended transition period under the JOBS Act with respect to ASU 2014-09, which means ASU 2014-09 became applicable to us for the annual period beginning on January 1, 2019. In accordance with guidance, the new standard will be adopted in our Annual Report on Form 10-K for the fiscal year ending December 31, 2019 but will not be adopted in our Quarterly Reports on Form 10-Q to be filed during 2019.
We are still in the process of quantifying the effects of the adoption of Topic 606 as well as evaluating the impact of the adoption of the standard on our consolidated financial statements, including our footnotes.  While we do not expect the new standard to have a material impact on the timing of revenue recognition related to our cloud-based subscriptions and standalone professional services, we expect the new standard to have a significant impact on the timing of revenue recognition related to our on-premise term licenses. We will be required to recognize a portion of revenue from the on-premise term license contracts upon delivery of the software. Such a change may cause variability in our reported operating results due to periodic or long-term changes in the mix between term license subscriptions and cloud subscriptions to our platform.
Additionally, in February 2016, the FASB issued ASU No. 2016-2, Leases (Topic 842), or ASU 2016-2, which requires that lessees recognize assets and liabilities for leases with lease terms greater than 12 months in the statement of financial position. ASU 2016-2 also requires improved disclosures to help users of financial statements better understand the amount, timing and uncertainty of cash flows arising from leases. The update is effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted. We are currently evaluating the impact the adoption of ASU 2016-2 will have on our consolidated financial statements.
If our estimates or judgments relating to our critical accounting policies prove to be incorrect, our results of operations could be adversely affected.
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition, income taxes and the related valuation allowance, stock-based compensation and fair value measurements for our previously outstanding preferred stock warrant. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our Class A common stock.
Adverse economic conditions may negatively impact our business.
Our business depends on the overall demand for enterprise software and on the economic health of our current and prospective customers. The economies of countries in Europe have been experiencing weakness associated with high sovereign debt levels, weakness in the banking sector and uncertainty over the future of the Euro zone and the United Kingdom's membership in the European Union. We have operations in the United Kingdom and in Europe and current and potential new customers in Europe. If economic conditions in Europe and other key markets for our platform continue to remain uncertain or deteriorate further, many customers may delay or reduce their information technology spending. This could result in reductions in sales of our platform, a decrease in our renewal rate, longer sales cycles, reductions in subscription duration and value, slower adoption of new technologies and increased price competition. Any of these events would likely have an adverse effect on our business, operating results and financial position.
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
Although we have not done so in the past, we may choose to expand by acquiring businesses or technologies. Our ability as an organization to successfully acquire and integrate technologies or businesses is unproven. Acquisitions involve many risks, including the following:
•an acquisition may negatively affect our financial results because it may require us to incur charges or assume substantial debt or other liabilities, may cause adverse tax consequences or unfavorable accounting treatment, may expose us to claims and disputes by third parties, including intellectual property claims and disputes, or may not generate sufficient financial return to offset additional costs and expenses related to the acquisition;
•we may encounter difficulties or unforeseen expenditures in integrating the business, technologies, products, personnel or operations of any company that we acquire, particularly if key personnel of the acquired company decide not to work for us;
•an acquisition may disrupt our ongoing business, divert resources, increase our expenses and distract our management;
•an acquisition may result in a delay or reduction of customer purchases for both us and the company acquired due to customer uncertainty about continuity and effectiveness of service from either company;
•we may encounter difficulties in successfully selling, or may be unable to successfully sell, any acquired solutions;
•an acquisition may involve the entry into geographic or business markets in which we have little or no prior experience or where competitors have stronger market positions;
•our use of cash to pay for an acquisition would limit other potential uses for our cash; and
•if we incur debt to fund such acquisition, such debt may subject us to material restrictions on our ability to conduct our business as well as financial maintenance covenants.
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
In the United States, these include rules and regulations promulgated under the authority of the Federal Trade Commission, the Electronic Communications Privacy Act, Computer Fraud and Abuse Act, the Health Insurance Portability and Accountability Act of 1996, the Gramm Leach Bliley Act and state laws relating to privacy and data security. Internationally, the European Union adopted a General Data Protection Regulation that took effect in May 2018 and virtually every jurisdiction in which we operate has established its own data security and privacy legal framework with which we or our customers must comply. Since we are agnostic as to the data uploaded into our cloud offering by our cloud offering customers or processed by our platform in on-premises deployments, we may be hosting or otherwise processing substantial amounts of individually identifiable health information and other types of personally identifiable information.
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
As of December 31, 2018, we had two issued patents relating to our SAIL technology and three patent applications pending in the United States relating to our platform. We cannot assure you that any patents will issue from any patent applications, that patents that issue from such applications will give us the protection that we seek or that any such patents will not be challenged, invalidated or circumvented. Any patents that may issue in the future from our pending or future patent applications may not provide sufficiently broad protection and may not be valid and enforceable in actions against alleged infringers. Any patents we have obtained or may obtain in the future may be found to be invalid or unenforceable in light of recent and future changes in the law, or because of technology developed prior to the inventions we have sought to patent or because of defects in our patent prosecution process.
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
There may be third-party intellectual property rights, including issued or pending patents that cover significant aspects of our technologies or business methods. Any intellectual property claims, with or without merit, could be very time-consuming, could be expensive to settle or litigate, could divert our management’s attention and other resources and could result in adverse publicity. These claims could also subject us to making substantial payments for legal fees, settlement payments, and other costs or damages, potentially including treble damages if we are found to have willfully infringed patents or copyrights. These claims could also result in our having to stop making, selling, offering for sale, or using technology found to be in violation of a third party’s rights. We might be required to seek a license for the third-party intellectual property rights, which may not be available on reasonable terms or at all. Even if a license is available to us, we may be required to pay significant upfront fees, milestones or royalties, which would increase our operating expenses. Moreover, to the extent we only have a license to any intellectual property used in our platform, there may be no guarantee of continued access to such intellectual property, including on reasonable terms. As a result, we may be required to develop alternative non-infringing technology, which could require significant effort and expense. If a third party is able to obtain an injunction preventing us from accessing such third-party intellectual property rights, or if we cannot license or develop technology for any infringing aspect of our business, we would be forced to limit or stop sales of our software or cease business activities covered by such intellectual property and may be unable to compete effectively. Any of these results would adversely affect our business, results of operations, financial condition and cash flows.
Changes in laws and regulations related to the internet or changes in the internet infrastructure itself may diminish the demand for our platform and could have a negative impact on our business.
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
As a multinational organization, we may be subject to taxation in several jurisdictions around the world with increasingly complex tax laws and the amount of taxes we pay in these jurisdictions could increase substantially as a result of changes in the applicable tax principles, including increased tax rates, new tax laws or revised interpretations of existing tax laws and precedents, which could have a material adverse effect on our liquidity and operating results. For example, we continue to maintain a full valuation allowance on the deferred tax assets of our subsidiary in Switzerland as we determined that it was not more likely than not that we would be able to realize a benefit from the gross net operating loss at that subsidiary. Based on our cumulative operating results as of December 31, 2018, and assessment of our expected future results of operations, we determined that it was not more-likely-than not that we would be able to realize the deferred tax assets prior to expiration.
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
As of December 31, 2018, we had federal and state net operating loss carryforwards, or NOLs, at Appian Corporation of $56.9 million and $57.2 million, respectively, available to offset future taxable income. NOLs generated prior to 2018 will substantially expire by 2037 if unused.  A lack of future taxable income would adversely affect our ability to utilize these NOLs before they expire. Under the provisions of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, substantial changes in our ownership may limit the amount of pre-change NOLs that can be utilized annually in the future to offset taxable income. Section 382 of the Internal Revenue Code imposes limitations on a company’s ability to use NOLs if a company experiences a more-than-50-percent ownership change over a three-year testing period. Based upon our analysis as of December 31, 2018, we have determined that we do not expect these limitations to impair our ability to use our NOLs prior to expiration. However, if changes in our ownership occur in the future, our ability to use our NOLs may be further limited. For these reasons, we may not be able to utilize a material portion of the NOLs, even if we achieve profitability.
As of December 31, 2018, we also had foreign NOLs of $56.3 million, primarily at Appian Software Switzerland. These NOLs will substantially expire in 2025, if unused. If we are limited in our ability to use our NOLs in future years in which we have taxable income, we will pay more taxes than if we were able to fully utilize our NOLs. This could adversely affect our operating results and the market price of our Class A common stock.
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
Certain of our customers use our platform to create applications that ensure secure communications given the nature of the content being distributed and associated applicable regulatory requirements. Governmental and other customers may also require our platform to comply with certain privacy, security and other certifications and standards. Our cloud platform holds various security certifications from government agencies and industry organizations, including the Federal Risk and Authorization Management Program compliance, and meets the Payment Card Industry Data Security Standard and the United States Health Insurance Portability and Accountability Act standard. Governments and industry organizations may also adopt new laws, regulations or requirements, or make changes to existing laws or regulations, that could impact the demand for, or value of, our applications, such as the General Data Protection Regulations adopted by the European Union that took effect in May 2018. If we fail to maintain our current security certifications and/or to continue to meet security standards, or if we are unable to adapt our platform to changing legal and regulatory standards or other requirements in a timely manner, our customers may lose confidence in our platform and our business could be negatively impacted.
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
The market price of our Class A common stock may be highly volatile and may fluctuate substantially as a result of a variety of factors, some of which are related in complex ways. Since shares of our Class A common stock were sold in our initial public offering, or IPO, in May 2017 at a price of $12.00 per share, our stock price has ranged from an intraday low of $14.60 to an intraday high of $43.61 through February 19, 2019. Factors that may affect the market price of our Class A common stock include:
•actual or anticipated fluctuations in our financial condition and operating results;
•variance in our financial performance from expectations of securities analysts;
•changes in the prices of subscriptions to our platform;
•changes in our projected operating and financial results;
•changes in laws or regulations applicable to our platform;
•announcements by us or our competitors of significant business developments, acquisitions or new offerings;
•our involvement in any litigation;
•our sale of our Class A common stock or other securities in the future;
•changes in senior management or key personnel;
•the trading volume of our Class A common stock;
•changes in the anticipated future size and growth rate of our market; and
•general economic, regulatory and market conditions.

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
As of December 31, 2018, there were 5,010,568 shares of Class B common stock and 10,500 shares of Class A common stock subject to outstanding options and 1,175,049 shares of Class A common stock to be issued upon the vesting of outstanding restricted stock units. We have registered all of the shares of Class A common stock issuable (i) upon conversion of the shares of Class B common stock issuable upon exercise of outstanding options, (ii) upon the exercise of outstanding options, (iii) upon the vesting of outstanding restricted stock units and (iv) upon exercise or settlement of any options or other equity incentives we may grant in the future, for public resale under the Securities Act of 1933, as amended, or the Securities Act. Accordingly, these shares may be freely sold in the public market upon issuance as permitted by any applicable vesting requirements, subject to the lock-up agreements described above and compliance with applicable securities laws.
The sale of shares of our Class A common stock by a single large stockholder could cause the market price of our Class A common stock to decline.
As of December 31, 2018, approximately 25% of our publicly traded Class A common stock is held by a single stockholder. Should this stockholder elect to sell all or a significant portion of its shares of our Class A common stock, the market price of our Class A common stock and our ability to raise capital through the sale of additional equity securities could be negatively affected. We cannot predict the effect that such a sale may have on the prevailing market price of our Class A common stock.
The dual class structure of our common stock and the existing ownership of capital stock by Matthew Calkins, our founder and Chief Executive Officer, has the effect of concentrating voting control with Mr. Calkins for the foreseeable future, which will limit your ability to influence corporate matters.
Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. Given the greater number of votes per share attributed to our Class B common stock, our Class B stockholders collectively beneficially own shares representing approximately 92% of the voting power of our outstanding capital stock as of December 31, 2018. Further, Mr. Calkins, our founder and Chief Executive Officer, together with his affiliates, collectively beneficially own shares representing approximately 76% of the voting power of our outstanding capital stock as of December 31, 2018. Consequently, Mr. Calkins, together with his affiliates, is able to control a majority of the voting power even if their stock holdings represent as few as approximately 29% of the outstanding number of shares of our common stock. This concentrated control will limit your ability to influence corporate matters for the foreseeable future. For example, Mr. Calkins will be able to control elections of directors, amendments of our certificate of incorporation or bylaws, increases to the number of shares available for issuance under our equity incentive plans or adoption of new equity incentive plans and approval of any merger or sale of assets for the foreseeable future. This concentrated control could also discourage a potential investor from acquiring our Class A common stock due to the limited voting power of such stock relative to the Class B common stock and might harm the market price of our Class A common stock. In addition, Mr. Calkins has the ability to control the management and major strategic investments of our company as a result of his position as our Chief Executive Officer and his ability to control the election or replacement of our directors. As a board member and officer, Mr. Calkins owes a fiduciary duty to our stockholders and must act in good faith in a manner he reasonably believes to be in the best interests of our stockholders. However, as a stockholder, even a controlling stockholder, Mr. Calkins is entitled to vote his shares, and shares over which he has voting control, in his own interests, which may not always be in the interests of our stockholders generally.
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
We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our Class A common stock less attractive if we choose to rely on these exemptions. If some investors find our Class A common stock less attractive as a result, there may be a less active trading market for our Class A common stock and our stock price may be more volatile.
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
As a relatively new public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the Nasdaq Stock Market and other applicable securities rules and regulations impose various requirements on public companies. Our management and other personnel need to devote a substantial amount of time to compliance with these requirements. Moreover, these rules and regulations increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain directors’ and officers’ liability insurance, compared to when we were a private company, which could make it more difficult for us to attract and retain qualified members of our board of directors. We cannot predict or estimate the amount of additional costs we will continue to incur as a public company or the timing of such costs. Furthermore, those costs are likely to increase after we are no longer an "emerging growth company" under the JOBS Act.  If the share price of our stock closes on June 28, 2019, at or above the levels it has traded since June 30, 2018, we will lose “emerging growth company status" effective December 31, 2019.
We are obligated to develop and maintain proper and effective internal controls over financial reporting and any failure to maintain the adequacy of these internal controls may adversely affect investor confidence in our company and, as a result, the value of our Class A common stock.
We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for the year ended December 31, 2018. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. However, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting until our first annual report required to be filed with the SEC following the date we are no longer an “emerging growth company,” as defined in the JOBS Act. It is likely we will lose "emerging growth company" status effective December 31, 2019. We will be required to disclose significant changes made in our internal control procedures on a quarterly basis.
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

Pursuant to our amended and restated certificate of incorporation, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (3) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws or (4) any action asserting a claim governed by the internal affairs doctrine. Our amended and restated certificate of incorporation also provides that the federal district courts of the United States will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, subject to and contingent upon a final adjudication in the State of Delaware of the enforceability of such exclusive forum provision. Our amended and restated certificate of incorporation further provides that any person or entity purchasing or otherwise acquiring any interest in shares of our Class A common stock is deemed to have notice of and consented to the foregoing provisions. The forum selection clause in our amended and restated certificate of incorporation may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us and limit the market price of our Class A common stock. If a court were to find either exclusive-forum provision in our amended and restated certificate of incorporation to be inapplicable or unenforceable, we may incur additional costs associated with resolving the dispute in other jurisdictions. For example, the Court of Chancery of the State of Delaware recently determined that the exclusive forum provision of federal district courts of the United States for resolving any complaint asserting a cause of action arising under the Securities Act is not enforceable. However, this decision may be reviewed and ultimately overturned by the Delaware Supreme Court. If this ultimate adjudication were to occur, we would enforce the federal district court exclusive forum provision in our amended and restated certificate of incorporation.

Item 1B. Unresolved Staff Comments.
Not applicable.

Item 2. Properties.
Our corporate headquarters occupies approximately 75,000 square feet in Reston, Virginia under an operating lease that expires in July 2021. In April 2018, we entered into a lease agreement for a new headquarters occupying approximately 176,222 square feet in Tysons, Virginia that expires in 2031 and we will move into our new headquarters in the summer of 2019. We also lease space in the United Kingdom, France, Germany, Canada, Italy, Australia, the Netherlands and Singapore under operating lease agreements with various expiration dates through 2026. We believe that our facilities are suitable and adequate to meet our needs.

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
As of February 12, 2019, there were 64 holders of record of our Class A common stock and 19 holders of record of our Class B common stock. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
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
The following graph shows a comparison from May 25, 2017 (the date our Class A common stock commenced trading on the Nasdaq Global Market) through December 31, 2018 of the cumulative total return for an investment of $100 in our Class A common stock, the Nasdaq Global Market Composite Index and the Nasdaq Computer Index. Data for the Nasdaq Global Market Composite Index and the Nasdaq Computer Index assume reinvestment of any dividends.

The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.
COMPARISON OF CUMULATIVE TOTAL RETURN
Among Appian Corporation, the Nasdaq Global Market Composite Index and the Nasdaq Computer Index

250
200
150
100
50
05/25/17
06/17
08/17
10/17
12/17
02/18
04/18
06/18
08/18
10/18
12/18
Appian Corporation
Nasdaq Global Market Composite
Nasdaq Computer

	May 25, 2017	June 30, 2017	August 31, 2017	October 31, 2017	December 31, 2017	February 28, 2018	April 30, 2018	June 30, 2018	August 31, 2018	October 31, 2018	December 31, 2018
Appian Corporation	$100.00	$120.92	$152.50	$153.90	$209.73	$180.15	$180.61	$240.91	$232.71	$171.29	$177.95
Nasdaq Global Market Composite	100.00	105.12	106.14	110.73	117.68	122.57	122.51	135.90	147.53	128.10	110.09
Nasdaq Computer	100.00	96.18	104.10	113.09	113.49	121.00	115.92	124.53	135.82	122.80	109.31
Recent Sales of Unregistered Securities
Not applicable.
Use of Proceeds from Public Offering of Common Stock
Not applicable.
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
The following selected consolidated statement of operations data for the years ended December 31, 2018, 2017 and 2016, and the consolidated balance sheet data as of December 31, 2018 and 2017, have been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended December 31, 2015 and 2014 and the consolidated balance sheet data as of December 31, 2016, 2015 and 2014 have been derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K.

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(in thousands, except share and per share data)
Revenue:
Subscriptions, software and support	$126,012	$91,514	$69,972	$53,207	$37,076
Professional services	100,731	85,223	62,951	57,997	51,920
Total revenue	226,743	176,737	132,923	111,204	88,996
Cost of revenue(1):
Subscriptions, software and support	11,997	9,379	7,437	6,079	4,273
Professional services	72,928	55,218	42,686	42,402	32,524
Total cost of revenue	84,925	64,597	50,123	48,481	36,797
Gross profit	141,818	112,140	82,800	62,723	52,199
Operating expenses(1):
Sales and marketing	105,992	81,966	54,137	38,300	29,088
Research and development	44,724	34,835	22,994	16,750	13,488
General and administrative	37,821	27,150	17,039	12,515	23,373
Total operating expenses	188,537	143,951	94,170	67,565	65,949
Operating loss	(46,719)	(31,811)	(11,370)	(4,842)	(13,750)
Other expense (income):
Other expense (income), net	2,295	(2,038)	1,792	1,579	2,086
Interest expense	198	473	982	188	19
Total other expense (income)	2,493	(1,565)	2,774	1,767	2,105
Loss before income taxes	(49,212)	(30,246)	(14,144)	(6,609)	(15,855)
Income tax expense (benefit)	239	761	(1,683)	378	1,204
Net loss	(49,451)	(31,007)	(12,461)	(6,987)	(17,059)
Accretion of dividends on convertible preferred stock(2)	—	357	857	861	856
Net loss attributable to common stockholders	$(49,451)	$(31,364)	$(13,318)	$(7,848)	$(17,915)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.80)	$(0.63)	$(0.39)	$(0.23)	$(0.50)
Weighted average common shares outstanding(3):
Basic and diluted	62,140,684	49,529,833	34,274,718	34,274,718	35,717,803

(1) Includes stock-based compensation expense below. For the years ended December 31, 2016, 2015 and 2014, no stock-based compensation expense was recognized because a qualifying event had not yet occurred.

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(in thousands)
Cost of revenue
Subscriptions, software and support	$514	$575	$—	$—	$—
Professional services	1,717	1,295	—	—	—
Operating expenses
Sales and marketing	3,473	3,233	—	—	—
Research and development	2,416	2,822	—	—	—
General and administrative	7,934	5,051	—	—	—
Total stock-based compensation expense	$16,054	$12,976	$—	$—	$—
(2)  See Note 8 to our consolidated financial statements appearing in Item 8 for further details on the calculation of accretion of preferred stock to redemption value and basic and diluted net loss per share attributable to common stockholders.
(3) Immediately prior to the completion of our IPO on May 31, 2017, 18.2 million shares of convertible preferred stock were converted and reclassified to Class B common stock. In addition, immediately prior to the completion of the IPO, a warrant to purchase 84,360 shares of convertible preferred stock was converted to a warrant to purchase 84,360 shares of Class B common stock, and 79,363 shares of our Class B common stock were issued upon the net exercise of this warrant.

	As of December 31,
	2018	2017	2016	2015	2014
		(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$94,930	$73,758	$31,143	$31,393	$24,991
Working capital	81,225	50,107	12,365	19,463	13,166
Total assets	233,180	161,052	102,738	83,400	65,448
Total deferred revenue	111,668	89,087	70,108	53,110	34,288
Total debt	—	—	20,000	10,000	—
Convertible preferred stock	—	—	55,415	54,558	53,577
Total stockholders' equity (deficit)	73,192	45,524	(63,492)	(50,533)	(42,723)

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
Overview
We provide a low-code software development platform that allows companies to rapidly build powerful business applications. The applications created on our platform help companies drive digital transformation and competitive differentiation.
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
Our subscription fees are based primarily on the number of users who access and utilize the applications built on our platform and, to a lesser degree, non-user based single application licenses. Our customer contract terms vary from one to five years, with an average length of less than three years, with most providing for payment in advance on an annual, quarterly or monthly basis. Due to the variability of our billing terms and the episodic nature of our customers purchasing additional subscriptions, we do not believe that changes in our deferred revenue in a given period are directly correlated with our revenue growth.
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
As of December 31, 2018, we had 436 customers in a wide variety of industries, of which 343 customers were commercial and 93 customers were government or non-commercial entities. Our customers include financial services, life sciences, government, telecommunications, media, energy, manufacturing and transportation organizations. Generally, our sales force targets its efforts to organizations with over 2,000 employees and $2 billion in annual revenue. As of December 31, 2018, 27% of our commercial customers were Global 2000 organizations and included 50 Fortune 500 companies. Revenue from government agencies represented 15.7%, 15.4% and 26.2% of our total revenue in 2018, 2017 and 2016, respectively. No single end-customer accounted for more than 10% of our total revenue in 2018, 2017 or 2016.
Our platform is designed to be natively multi-lingual to facilitate collaboration and address challenges in multi-national organizations. We offer our platform globally. In 2018, 2017 and 2016, 28.7%, 27.0% and 19.5%, respectively, of our total revenue was generated from customers outside of the United States. As of December 31, 2018, we operated in 12 countries. We believe that we have a significant opportunity to grow our international footprint. We are investing in new geographies, including through investment in direct and indirect sales channels, professional services and customer support and implementation partners.

We have experienced strong revenue growth, with revenue of $226.7 million, $176.7 million and $132.9 million in 2018, 2017 and 2016, respectively. Our subscription revenue was $115.7 million, $82.8 million and $60.0 million in 2018, 2017 and 2016, respectively.
We have invested in developing our platform, expanding our sales and marketing and research and development capabilities, and providing general and administrative resources to support our growth. We intend to continue to invest in our business to take advantage of our market opportunity. As a result, we incurred net losses of $49.5 million, $31.0 million and $12.5 million in 2018, 2017 and 2016, respectively. We also used cash in operations of $(31.3) million, $(9.1) million and $(7.8) million in 2018, 2017 and 2016, respectively.
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
At the same time, we believe that the costs we incur to retain customers and drive additional purchases of software are lower than our customer acquisition costs on a relative basis. Over time, we expect a large portion of our customers to renew their subscriptions and purchase additional subscriptions as they continue to build more applications and add more users to our platform. Over the last three completed fiscal years, we had an average subscription renewal rate of 97%. We calculate our subscription renewal rate by dividing (i) the subscription revenue from renewing customers in the current 12-month period that were customers during the entirety of the prior 12-month period, giving effect to price increases but excluding additional subscriptions for additional users, or upsells, by (ii) our subscription revenue from all customers in the corresponding prior 12-month period that were customers during the entirety of such prior 12-month period. For example, to obtain our subscription renewal rate for the 12-month period ended December 31, 2018, we identified the amount of subscription revenue in 2018 from customers that were our customers for all of 2017 and subtracted the amount of upsells to such customers in 2018. We then divided the balance of 2018 subscription revenue from such customers by all subscription revenue generated in 2017 from customers that were customers for the entirety of 2017. With respect to the average for our last three completed fiscal years, we calculated the average of the three applicable 12-month periods. We also expect the proportion of annual revenue from existing customers to grow relative to annual revenue from new customers. We believe this mix shift over time will have a positive impact on our operating margins, as we expect the percentage of revenue spent on sales and marketing to decline.
We measure the effectiveness of our business model by comparing the lifetime value of our customer relationships to our customer acquisition costs. We calculate lifetime customer value as (1) average gross margin multiplied by average subscription and maintenance and support revenue from customers for a given month divided by (2) the average percentage of monthly recurring revenue that did not renew in each month for the previous 12 months. We then divide this calculated lifetime customer value by our customer acquisition cost, which is the total sales and marketing expense incurred during the corresponding month. On a rolling 12 month basis, we estimate that for each of the past four fiscal years the average lifetime value of a customer has exceeded 7x the associated average cost of acquiring them.
Key Factors Affecting Our Performance
The following are several key factors that affect our performance:
•Market Adoption of Our Platform. Our ability to grow our customer base and drive market adoption of our platform is affected by the pace at which organizations digitally transform. We expect that our revenue growth will be primarily driven by the pace of adoption and penetration of our platform. We offer a leading custom software development platform and intend to continue to invest to expand our customer base. The degree to which prospective customers recognize the need for low-code software that enables organizations to digitally transform, and subsequently allocate budget dollars to purchase our software, will drive our ability to acquire new customers and increase sales to existing customers, which, in turn, will affect our future financial performance.

•Growth of Our Customer Base. We believe we have a substantial opportunity to grow our customer base. We define a customer as an entity with an active subscription or maintenance and support contract related to a perpetual software license as of the specified measurement date. To the extent we contract with one or more entities under common control, we count those entities as separate customers. We have aggressively invested, and intend to continue to invest, in our sales force in order to drive sales to new customers. In particular, we have recently made, and plan to continue to make, investments to enhance the expertise of our sales and marketing organization within our key industry verticals of financial services, life sciences and government. In addition, we have established relationships with strategic partners who work with organizations undergoing digital transformations. We had a total customer count of 436, 356 and 280 as of December 31, 2018, 2017 and 2016, respectively, which includes customers with active software subscription agreements or with maintenance and support contracts, and our number of customers with active software subscription agreements was 378, 291 and 206 as of December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018, 27% of our commercial customers were Global 2000 organizations and included 50 Fortune 500 companies. Our ability to continue to grow our customer base is dependent, in part, upon our ability to compete within the increasingly competitive markets in which we participate.
•Further Penetration of Existing Customers. Our sales force seeks to generate additional revenue from existing customers by adding new users to our platform. Many of our customers begin by building a single application and then grow to build dozens of applications on our platform. Generally, the development of new applications on our platform results in the expansion of our user base within an organization and a corresponding increase in revenue to us because we charge subscription fees on a per-user basis for the significant majority of our customer contracts. As a result of this “land and expand” strategy, we have generated significant additional revenue from our customer base. Our ability to increase sales to existing customers will depend on a number of factors, including the size of our sales force and professional services teams, customers’ level of satisfaction with our platform and professional services, pricing, economic conditions and our customers’ overall spending levels. We have also re-focused some of our professional services personnel to become customer success managers. Their role is to ensure the customer realizes value from our platform and support the "land and expand" strategy versus delivering billable hours.
•Mix of Subscription and Professional Services Revenue. We believe our professional services have driven customer success and facilitated the adoption of our platform by customers. During the initial period of deployment by a customer, we generally provide a greater amount of support in building applications and training than later in the deployment, with a typical engagement extending from two to six months. At the same time, many of our customers have historically purchased subscriptions only for a limited set of their total potential end users. As a result of these factors, the proportion of total revenue for a customer associated with professional services is relatively high during the initial deployment period. Over time, as the need for professional services associated with user deployments decreases and the number of end users increases, we expect the mix of total revenue to shift more toward subscription revenue. In addition, we intend to further grow our base of strategic partners to provide broader customer coverage and solution delivery capabilities. These partners perform professional services with respect to any new service contracts they sign. As we expand the network of strategic partners, we expect the proportion of our total revenue from subscriptions to increase over time relative to professional services. In 2018, 2017 and 2016, 55.6%, 51.8% and 52.6% of our revenue, respectively, was derived from sales of subscriptions, software and support, while the remaining 44.4%, 48.2% and 47.4%, respectively, was derived from the sale of professional services.
•Investments in Growth. We have made and plan to continue to make investments for long-term growth, including investment in our platform and infrastructure to continuously maximize the power and simplicity of the platform to meet the evolving needs of our customers and to take advantage of our market opportunity.  We intend to continue to invest in sales and marketing, as we further expand our sales teams, increase our marketing activities and grow our international operations.

Key Metrics
We monitor the following metrics to help us measure and evaluate the effectiveness of our operations (dollars in thousands):

	Year Ended December 31,
	2018	2017	2016
Subscription Revenue	$115,691	$82,771	$59,993

	As of December 31,
	2018	2017	2016
Subscription Revenue Retention Rate	117%	122%	112%
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

Cohort Analysis - Subscription Software Revenue
$140,000,000
$120,000,000
$100,000,000
$80,000,000
$60,000,000
$40,000,000
$20,000,000
$0
2013
2014
2015
2016
2017
2018
<=2013
2014
2015
2016
2017
2018

Customer Cohort Analysis
We focus on acquiring new customers and growing our relationships with existing customers over time. The chart below illustrates our history of attracting new customers and expanding our revenue from them over time as they realize the benefits of building applications using our software.

The chart reflects annualized subscription revenue for the group of customers that became our customers in each respective cohort year. For instance, the 2015 cohort includes all customers whose contract start date was between January 1, 2015 and December 31, 2015. Annualized subscription revenue is the total amount of daily subscription revenue for that applicable customer cohort in January of the following year multiplied by 365. We use January revenue data for the cohort of customers who first signed subscription agreements in the preceding year because January is the first month in which we are earning a full month of revenue from all such customers. Building upon this success, we believe a significant opportunity exists for us to acquire new customers as well as expand the use of our platform by increasing the number of users within our current customers' organizations.
Non-GAAP Financial Measures
To supplement our consolidated financial statements, which are prepared and presented in accordance with accounting principles generally accepted in the United States, or GAAP, we provide investors with certain non-GAAP financial measures, including non-GAAP operating loss, non-GAAP net loss, non-GAAP net loss per share and non-GAAP weighted average shares outstanding, which we collectively refer to as non-GAAP financial measures. These non-GAAP financial measures exclude all or a combination of the following (as reflected in the following reconciliation tables): stock-based compensation expense, change in fair value of warrant liability and loss on extinguishment of debt. We define non-GAAP operating loss as operating loss before stock-based compensation expense. We define non-GAAP net loss as net loss before stock-based compensation expense, change in fair value of warrant liability, loss on extinguishment of debt and gain on disposal of an asset. The presentation of the non-GAAP financial measures is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. We use these non-GAAP financial measures for financial and operational decision-making purposes and as a means to evaluate period-to-period comparisons. We believe that these non-GAAP financial measures provide useful information about our operating results, enhance the overall understanding of past financial performance and future prospects and allow for greater transparency with respect to metrics used by our management in its financial and operational decision making. While our non-GAAP financial measures are an important tool for financial and operational decision making and for evaluating our own operating results over different periods of time, you should review the reconciliation of our non-GAAP financial measures to the comparable GAAP financial measures included below, and not rely on any single financial measure to evaluate our business.
We exclude stock-based compensation expense because of varying available valuation methodologies, subjective assumptions and the variety of equity instruments that can impact our non-cash expense. We believe that providing non-GAAP financial measures that exclude stock-based compensation expense allow for more meaningful comparisons between our operating results from period to period. We exclude the impact of change in the fair value of warrant liability, loss on extinguishment of debt and gain on disposal of asset as these transactions are unrelated to current operations nor predictive of future results, which we believe allows for a more meaningful comparison between the operating results from period to period. Accordingly, we believe that excluding these expenses and income provides investors and management with greater visibility into the underlying performance of our business operations, facilitates comparison of our results with other periods and may also provide comparison with the results of other companies in our industry.
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
The following table reconciles GAAP operating loss to non-GAAP operating loss for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	Year Ended December 31,
	2018	2017	2016
GAAP operating loss	$(46,719)	$(31,811)	$(11,370)
Add back:
Stock-based compensation expense	16,054	12,976	—
Non-GAAP operating loss	$(30,665)	$(18,835)	$(11,370)
The following table reconciles GAAP net loss to non-GAAP net loss for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	Year Ended December 31,
	2018	2017	2016
GAAP net loss	$(49,451)	$(31,007)	$(12,461)
Add back:
Stock-based compensation expense	16,054	12,976	—
Change in fair value of warrant liability	—	341	200
Loss on extinguishment of debt	—	384	—
Gain on disposal of asset	(4)	—	—
Non-GAAP net loss	$(33,401)	$(17,306)	$(12,261)

The following table sets forth our non-GAAP net loss per share for the years ended December 31, 2018, 2017 and 2016 (in thousands except share and per share data):

	Year Ended December 31,
	2018	2017	2016
Non-GAAP net loss	(33,401)	(17,306)	(12,261)
Non-GAAP weighted average shares used to compute net loss per share attributable to common stockholders, basic and diluted	62,140,684	57,043,906	52,437,876
Non-GAAP net loss per share, basic and diluted	$(0.54)	$(0.30)	$(0.23)
The following table reconciles GAAP net loss per share to non-GAAP net loss per share for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
	2018	2017	2016
GAAP net loss per share attributable to common stockholders, basic and diluted	$(0.80)	$(0.63)	$(0.39)
Add back:
Non-GAAP adjustments to net loss per share	0.26	0.33	0.16
Non-GAAP net loss per share, basic and diluted	$(0.54)	$(0.30)	$(0.23)
The following table reconciles GAAP weighted average shares outstanding, basic and diluted, to non-GAAP weighted average shares outstanding, basic and diluted, for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
	2018	2017	2016
GAAP weighted average shares used to compute net loss per share attributable to common stockholders, basic and diluted	62,140,684	49,529,833	34,274,718
Add back:
Additional weighted average shares giving effect to conversion of preferred stock at the beginning of the period	—	7,514,073	18,163,158
Non-GAAP weighted average shares used to compute net loss per share, basic and diluted	62,140,684	57,043,906	52,437,876
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
Our revenue is comprised of the following:
Subscriptions, Software and Support
Subscriptions, software and support revenue is primarily derived from:
•SaaS subscriptions bundled with maintenance and support and hosting services; and
•on-premises term license subscriptions bundled with maintenance and support: and
•to a lesser extent, perpetual software license agreements and associated maintenance and support.
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

Professional Services
Our professional services revenue is comprised of fees for consulting services, including application development and deployment assistance and training related to our platform. Over time, as the need for professional services associated with user deployments decreases and the number of end users increases, we expect the mix of total revenue to shift more toward subscription revenue. We have several strategic partnerships, including with KPMG, PricewaterhouseCoopers and Deloitte. Our agreements with our strategic partners have indefinite terms and may be terminated for convenience by either party. We intend to further grow our base of strategic partners to provide broader customer coverage and solution delivery capabilities. These partners refer software subscription customers to us and perform professional services with respect to any new service contracts they originate, increasing our software subscription revenue without any change to our professional services revenue. As we expand the network of strategic partners, we expect professional services revenue to decline as a percentage of total revenue over time since our strategic partners may perform professional services associated with software subscriptions that we sell.
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
Operating Expenses
Operating expenses consist of sales and marketing, research and development and general and administrative expenses. Salaries, bonuses and other personnel-related costs are the most significant components of each of these expense categories. We grew from 859 employees at December 31, 2017 to 1,058 employees at December 31, 2018, and we expect to continue to hire new employees in order to support our anticipated revenue growth.
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
The number of employees in sales and marketing functions grew from 307 at December 31, 2017 to 367 at December 31, 2018. In order to continue to grow our business, geographical footprint and brand awareness, we expect to continue investing resources in sales and marketing by increasing the number of sales and account management teams. As a result, we expect sales and marketing expense to increase in absolute dollars as we continue to invest to acquire new customers and further expand usage of our platform within our existing customer base.
Research and Development Expense
Research and development expense consists primarily of personnel costs for our employees who develop and enhance our platform, including salaries, bonuses, stock-based compensation and other personnel costs. Also included are non-personnel costs such as subcontracting, consulting and professional fees to third party development resources, allocated facility costs, overhead and depreciation and amortization costs.
Our research and development efforts are focused on enhancing the speed and power of our software platform. The number of employees in research and development functions grew from 192 at December 31, 2017 to 247 at December 31, 2018.  We expect research and development expenses to continue to increase as they are critical to maintain and improve our quality of applications and our competitive position.
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
The number of employees in general and administrative functions grew from 98 at December 31, 2017 to 126 at December 31, 2018. We expect our general and administrative expense to increase in absolute dollars as we continue to support our growth and as a result of our becoming a public company.
Other Expense (Income)
Other Expense (Income), Net
Other expense (income), net consists primarily of unrealized and realized gains and losses related to changes in foreign currency exchange rates, interest income on our cash and cash equivalents, loss on our extinguishment of debt and fair value adjustments for our preferred stock warrant liability.
Interest Expense
Interest expense consists primarily of interest on our debt and unused credit facility fees.

Results of Operations
The following table sets forth our consolidated statement of operations data:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Consolidated Statement of Operations Data:
Revenue:
Subscriptions, software and support	$126,012	$91,514	$69,972
Professional services	100,731	85,223	62,951
Total revenue	226,743	176,737	132,923
Cost of revenue(1):
Subscriptions, software and support	11,997	9,379	7,437
Professional services	72,928	55,218	42,686
Total cost of revenue	84,925	64,597	50,123
Gross profit	141,818	112,140	82,800
Operating expenses(1):
Sales and marketing	105,992	81,966	54,137
Research and development	44,724	34,835	22,994
General and administrative	37,821	27,150	17,039
Total operating expenses	188,537	143,951	94,170
Operating loss	(46,719)	(31,811)	(11,370)
Other expense (income):
Other expense (income), net	2,295	(2,038)	1,792
Interest expense	198	473	982
Total other expense (income)	2,493	(1,565)	2,774
Loss before income taxes	(49,212)	(30,246)	(14,144)
Income tax expense (benefit)	239	761	(1,683)
Net loss	(49,451)	(31,007)	(12,461)
(1)  Includes stock-based compensation expense below. For the year ended December 31, 2016, no stock-based compensation expense was recognized for our stock option awards because a qualifying event had not yet occurred.

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Cost of revenue
Subscriptions, software and support	$514	$575	$—
Professional services	1,717	1,295	—
Operating expenses
Sales and marketing	3,473	3,233	—
Research and development	2,416	2,822	—
General and administrative	7,934	5,051	—
Total stock-based compensation expense	$16,054	$12,976	$—

The following table sets forth our consolidated statement of operations data expressed as a percentage of total revenue:

	Year Ended December 31,
	2018	2017	2016
Consolidated Statement of Operations Data:
Revenue:
Subscriptions, software and support	55.6%	51.8%	52.6%
Professional services	44.4	48.2	47.4
Total revenue	100.0	100.0	100.0
Cost of revenue:
Subscriptions, software and support	5.3	5.3	5.6
Professional services	32.2	31.2	32.1
Total cost of revenue	37.5	36.5	37.7
Gross margin	62.5	63.5	62.3
Operating expenses:
Sales and marketing	46.7	46.4	40.7
Research and development	19.7	19.7	17.3
General and administrative	16.7	15.4	12.8
Total operating expenses	83.1	81.5	70.8
Operating loss	(20.6)	(18.0)	(8.5)
Other expense (income):
Other expense (income), net	1.0	(1.2)	1.3
Interest expense	0.1	0.3	0.7
Total other expense (income)	1.1	(0.9)	(0.1)
Loss before income taxes	(21.7)	(17.1)	(10.5)
Income tax expense (benefit)	0.1	0.4	(1.3)
Net loss	(21.8)%	(17.5)%	(9.2)%

Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017
Revenue

	Year Ended December 31,		% Change
	2018	2017
	(dollars in thousands)
Revenue
Subscriptions, software and support	$126,012	$91,514	37.7%
Professional services	100,731	85,223	18.2
Total revenue	$226,743	$176,737	28.3

Total revenue increased $50.0 million, or 28.3%, in 2018 compared to 2017, due to an increase in our subscriptions, software and support revenue of $34.5 million and an increase in our professional services revenue of $15.5 million.  The increase in subscriptions, software and support revenue was attributable to $28.2 million of revenue from expanded deployments and corresponding sales of additional subscriptions to existing customers, including a $4.4 million perpetual software license sold to a federal agency and $6.3 million in sales of subscriptions to new customers. The increase in professional services revenue was due to $3.2 million of additional revenue from existing customers and $12.3 million in sales to new customers.

Cost of Revenue

	Year Ended December 31,		% Change
	2018	2017
	(dollars in thousands)
Cost of revenue:
Subscriptions, software and support	$11,997	$9,379	27.9%
Professional services	72,928	55,218	32.1
Total cost of revenue	$84,925	$64,597	31.5
Subscriptions, software and support gross margin	90.5%	89.8%
Professional services gross margin	27.6	35.2
Total gross margin	62.5	63.5

Cost of revenue increased $20.3 million, or 31.5%, in 2018 compared to 2017, primarily due to a $9.8 million increase in contractor costs, a $6.5 million increase in professional services and product support personnel costs, a $1.7 million increase in billable expenses, a $1.2 million increase in facility and overhead costs and a $1.1 million increase in other cost of revenue. Contractor costs increased in 2018 compared to 2017 because of an increase in the usage of subcontractors for professional service engagements. Personnel costs increased due to an increase in professional services and product support staff personnel headcount of 21.4% from December 31, 2017 to December 31, 2018 and a $0.4 million increase in stock-based compensation expense in 2018. Billable expenses increased because we had more professional services engagements in 2018 as compared to 2017. The increase in other cost of revenue is due to increased hosting costs as sales of our cloud offering increased in 2018. Facility and overhead costs increased to support our personnel growth.
Subscriptions, software and support gross margin increased to 90.5% in 2018 compared to 89.8% in 2017 primarily due to the sale of a $4.4 million perpetual software license sold to a federal agency and a $0.1 million decrease in stock-based compensation expense. Our subscriptions, software and support gross margin increased as there was minimal cost of revenue for our perpetual software revenue. Professional services gross margin decreased to 27.6% in 2018 compared to 35.2% in 2017 due to an increase in the usage of subcontractors for professional services engagements and the re-focusing of some professional services personnel to customer success managers. To a lesser degree, the gross margin of our professional services revenue in 2018 was also negatively impacted by a decrease in the utilization rate of professional services resources as compared to 2017 due to an increase in hiring. Due to the decrease in our professional services margin, gross margin decreased to 62.5% in 2018 compared to 63.5% in 2017.
Sales and Marketing Expense

	Year Ended December 31,		% Change
	2018	2017
	(dollars in thousands)
Sales and marketing	$105,992	$81,966	29.3%
% of revenue	46.7%	46.4%

Sales and marketing expense increased $24.0 million, or 29.3%, in 2018 compared to 2017, primarily due to a $16.6 million increase in sales and marketing personnel costs, a $4.7 million increase in facility and overhead costs, a $2.2 million increase in marketing costs and a $0.5 million increase in professional fees. Personnel costs increased due to an increase in sales and marketing personnel headcount by 19.5% from December 31, 2017 to December 31, 2018 and increased sales commissions driven primarily by our revenue growth in 2018. Facility and overhead costs increased to support our personnel growth. Marketing costs increased due to a rise in marketing event sponsorship and attendance, as well as an increase in advertising costs. Professional fees increased due to an increase in consulting fees to support our ongoing marketing events and activities.

Research and Development Expense

	Year Ended December 31,		% Change
	2018	2017
	(dollars in thousands)
Research and development	$44,724	$34,835	28.4%
% of revenue	19.7%	19.7%

Research and development expense increased $9.9 million, or 28.4%, in 2018 compared to 2017, primarily due to a $7.7 million increase in research and development personnel costs and a $2.0 million increase in facility and overhead costs and a $0.2 million increase in professional fees. Personnel costs increased due to an increase in research and development personnel headcount by 28.6% from December 31, 2017 to December 31, 2018, offset by a $0.4 million decrease in stock-based compensation expense during 2018. Facility and overhead costs increased to support our personnel growth. Professional fees increased due to an increase in consulting fees to support the development and enhancement of our platform.
General and Administrative Expense

	Year Ended December 31,		% Change
	2018	2017
	(dollars in thousands)
General and administrative expense	$37,821	$27,150	39.3%
% of revenue	16.7%	15.4%

General and administrative expense increased $10.7 million, or 39.3%, in 2018 compared to 2017, primarily due to a $6.5 million increase in general and administrative personnel costs, a $2.8 million increase in facility and overhead costs and a $1.4 million increase in professional fees. Personnel costs increased due to a $2.9 million increase in stock-based compensation expense in 2018 and an increase in general and administrative personnel headcount by 28.6% from December 31, 2017 to December 31, 2018 in order to support the additional requirements of being a public company. Stock-based compensation expense increased during 2018 due to the vesting of an option previously granted to our chief executive officer to purchase 1,828,080 shares of our Class A common stock in August 2018, resulting in a $2.9 million increase in stock-based compensation expense in 2018 as compared to 2017. Facility and overhead costs increased to support our personnel growth. Professional fees increased due to the use of consulting services to assist with the implementation of new software to support our back-office functions, legal costs incurred during the negotiation of the lease agreement for our new headquarters and additional costs incurred as a result of becoming a public company, offset by a decrease in legal costs after the completion of the secondary offering in November 2017.
Other Expense (Income), Net

	Year Ended December 31,
	2018	2017
	(dollars in thousands)
Other expense (income), net	2,295	(2,038)
% of revenue	1.0%	(1.2)%

Other expense (income), net reflected a $4.3 million increase in expense in 2018 compared to 2017, primarily due to $3.0 million in foreign exchange loss in 2018 compared to $2.6 million in foreign exchange gain in 2017, offset by a $0.4 million loss on the extinguishment of debt and a $0.3 million fair value adjustment of the preferred stock warrant liability in 2017. There was also a $0.6 million increase in interest income in 2018 compared to 2017. The increase in foreign exchange loss was primarily due to currency fluctuations of the British Pound Sterling, Euro, Australian dollar and Swiss Franc versus the U.S. dollar during 2018 compared to 2017.

Interest Expense

	Year Ended December 31,		% Change
	2018	2017
	(dollars in thousands)
Interest expense	198	473	(58.1)%
% of revenue	0.1%	0.3%

Interest expense decreased by $0.3 million in 2018 compared to 2017, primarily due to the repayment of our $20.0 million senior term loan in April 2017.
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

Other (Income) Expense, Net

	Year Ended December 31,
	2017	2016
	(dollars in thousands)
Other (income) expense, net	(2,038)	1,792
% of revenue	(1.2)%	1.3%

Other (income) expense, net reflected a $3.8 million decrease in expense in 2018 compared to 2017, primarily due to $2.6 million in foreign exchange gain in 2017 compared to $1.5 million in foreign exchange loss in 2016, offset by a $0.3 million loss on the extinguishment of debt in 2017. The increase in foreign exchange loss was primarily due to currency fluctuations of the British Pound Sterling, Euro, Australian dollar and Swiss Franc versus the U.S. dollar during 2017 compared to 2016.
Interest Expense

	Year Ended December 31,		% Change
	2017	2016
	(dollars in thousands)
Interest expense	473	982	(51.8)%
% of revenue	0.3%	0.7%

Interest expense decreased by $0.5 million in 2017 compared to 2016, primarily due to the repayment of our $20.0 million senior term loan in April 2017.
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
Backlog
Backlog represents future amounts to be invoiced and recognized under subscription agreements. As of December 31, 2018 and 2017, we had backlog of approximately $230 million and $214 million, respectively. Approximately 49% of our backlog as of December 31, 2018 is not expected to be filled in 2019.
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

Liquidity and Capital Resources
As of December 31, 2018, we had $94.9 million of cash and cash equivalents. On May 31, 2017, we completed our IPO, in which we sold 7,187,500 shares of our Class A common stock at an offering price of $12.00 per share, including 937,500 shares pursuant to the underwriters’ option to purchase additional shares of our Class A common stock, resulting in net proceeds of $77.8 million. On August 23, 2018, we closed our sale of 1,675,000 shares of our Class A common stock in an underwritten public offering at an offering price to the public of $35.15 per share, resulting in net proceeds of $57.8 million.
We believe that our existing cash and cash equivalents, together with any positive cash flows from operations and available borrowings under our line of credit, will be sufficient to support working capital and capital expenditure requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of spending to support research and development efforts, the expansion of sales and marketing activities, particularly internationally, and the introduction of new and enhanced products and functions, platform enhancements and professional services offerings, the level of market acceptance of our applications and spending on our new headquarters.  In the event that additional financing is required from outside sources, we may be unable to raise the funds on acceptable terms, if at all. To the extent existing cash and cash equivalents and investments and cash from operations are not sufficient to fund future activities, we may need to raise additional funds. We may seek to raise additional funds through equity, equity-linked or debt financings. If we raise additional funds through the incurrence of indebtedness, such indebtedness may have rights that are senior to holders of our equity securities and could contain covenants that restrict operations. Any additional equity financing may be dilutive to our existing stockholders. Although we are not currently a party to any agreement or letter of intent with respect to potential investments in, or acquisitions of, complementary businesses, services or technologies, we may enter into these types of arrangements in the future, which could also require us to seek additional equity financing, incur indebtedness, or use cash resources. We have no present understandings, commitments or agreements to enter into any such acquisitions. If we are unable to raise additional capital when desired, our business, operating results and financial condition could be adversely affected.
The following table shows a summary of our cash flows for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Cash used in operating activities	$(31,321)	$(9,128)	$(7,756)
Cash used in investing activities	(7,010)	(433)	(984)
Cash provided by financing activities	60,962	50,948	10,000
Sources of Funds
We have financed our operations in large part with equity and debt financing arrangements, including net proceeds of $77.8 million from our IPO in May 2017 and net proceeds of $57.8 million from our underwritten public offering in August 2018, as well as through sales of software and professional services and borrowings under our credit facilities.
2017 Financing Facility
In April 2017, we entered into a financing facility consisting of a $5.0 million senior revolving credit facility, a $20.0 million senior term loan and a $10.0 million subordinated term loan. In connection with the execution of this financing facility, our prior line of credit was terminated, and we borrowed the full $20.0 million available under the senior term loan and repaid the outstanding balance under our prior term loan. Additionally, in connection with the execution of this financing facility, the lender waived the prepayment fee associated with our prior line of credit.
In June 2017, we used proceeds from our IPO to pay all remaining outstanding principal and interest under the senior term loan and subsequently terminated the senior term loan and subordinated term loan. This financing facility was terminated in November 2017 in connection with our entry into a new $20.0 million revolving line of credit.
2017 Line of Credit
In November 2017, we entered into a $20.0 million revolving line of credit with a lender. The facility matures in November 2022. We may elect whether amounts drawn on the revolving line of credit bear interest at a floating rate per annum equal to either the LIBOR or the prime rate plus an additional interest rate margin that is determined by the availability of borrowings under the revolving line of credit. The additional interest rate margin will range from 2.00% to 2.50% in the case of LIBOR advances and from 1.00% to 1.50% in the case of prime rate advances. The revolving line of credit contains an unused facility fee in an amount between 0.15% and 0.25% of the average unused portion of the revolving line of credit, which is payable quarterly. The agreement contains certain customary affirmative and negative covenants and requires us to maintain (i) an adjusted quick ratio of at least 1.35 to 1.0 and (ii) minimum adjusted EBITDA in the amounts and for the periods set forth in the agreement. Any amounts borrowed under the credit facility are collateralized by substantially all of our assets. We were in compliance with all covenants as of December 31, 2018. As of December 31, 2018, we had not made any borrowings under this new revolving line of credit and we had outstanding letters of credit totaling $10.5 million under the 2017 line of credit in connection with securing our leased office space.
Use of Funds
Our principal uses of cash are funding operations and other working capital requirements. Over the past several years, revenue has increased significantly from year to year and, as a result, cash flows from customer collections have increased. However, operating expenses have also increased as we have invested in growing our business. Our operating cash requirements may increase in the future as we continue to invest in the strategic growth of our company. Our cash requirements will also increase in the near future as we continue construction of our new headquarters. In the first half of 2019, we expect to spend approximately $20 million above the tenant improvement allowance provided by the landlord.
Historical Cash Flows
Operating Activities
For the year ended December 31, 2018, net cash used in operating activities of $31.3 million consisted of a net loss of $49.5 million, offset by $18.1 million in adjustments for non-cash items and $0.1 million of cash provided by changes in working capital.  Adjustments for non-cash items consisted of stock-based compensation of $16.1 million, depreciation and amortization expense of $2.0 million and bad debt expense of $0.2 million, offset by a provision for deferred income taxes of $0.2 million. The increase in cash and cash equivalents resulting from changes in working capital primarily consisted of a $23.0 million increase in deferred revenue, as a result of increased subscription sales. There was also a $7.5 million increase in accounts payable and accrued expenses, primarily due to the timing of payments and a $1.8 million increase in other current liabilities due to the commencement of the lease for our new headquarters. The increases were partially offset by a $23.3 million increase in accounts receivable due to increased sales in 2018 as well as the timing of billings and collections. There was also a $7.6 million increase in deferred commissions due to increased sales, a $1.0 million increase in prepaid expenses and other assets and a $0.3 million decrease in deferred rent, non-current.
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
Investing Activities
For the year ended December 31, 2018, net cash used in investing activities was $7.0 million, for the build-out of our new headquarters and the purchase of property and equipment. For the years ended December 31, 2017 and 2016, net cash used in investing activities was $0.4 million and $1.0 million, respectively, for the purchase of property and equipment.

Financing Activities
For the year ended December 31, 2018, net cash provided by financing activities was $61.0 million, consisting of $58.3 million in proceeds from our underwritten public offering, net of underwriting discounts and commissions, and $3.1 million in proceeds received from stock option exercises. These increases were offset by the payment of public offering costs of $0.4 million.
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
Contractual Obligations and Commitments
The following table summarizes our commitments to settle contractual obligations as of December 31, 2018:

	Payments Due By Period
	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
	(in thousands)
Operating lease commitments	$101,002	$7,201	$14,724	$13,926	$65,151
Lease related commitments(1)	29,587	29,587	—	—	—
Purchase obligations(2)	1,650	330	660	660	—
Total contractual obligations	132,239	37,118	15,384	14,586	65,151
(1)  Consists of commitments to third-party vendors for services related to our new headquarters.
(2)  We have annual royalty fees of $0.3 million for a non-cancellable agreement for the use of technology that is integral in the development of our software. No amounts were included in the "More than 5 Years" column as this agreement is perpetual and will be required as long as we continue to use the technology.
The commitment amounts in the table above are associated with contracts that are enforceable and legally binding and that specify all significant terms, including fixed or minimum services to be used, fixed, minimum or variable price provisions, and the approximate timing of the actions under the contracts. The table does not include obligations under agreements that we can cancel without a significant penalty. As of December 31, 2018, we had not made any borrowings under our $20.0 million revolving line of credit.
Off-Balance Sheet Arrangements
During the year ended December 31, 2018, we did not have any relationships with unconsolidated entities or financial partnerships, including entities sometimes referred to as structured finance or special purpose entities that were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We do not engage in off-balance sheet financing arrangements. In addition, we do not engage in trading activities involving non-exchange traded contracts. We therefore believe that we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.
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
Revenue Recognition
We generate revenue primarily through sales of subscriptions to our platform, as well as professional services. We recognize revenue when all of the following conditions are met: (1) there is persuasive evidence of an arrangement; (2) the service or product has been provided to the customer; (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of related fees is reasonably assured. If collection is not reasonably assured, we defer revenue recognition until collectability becomes reasonably assured. Our arrangements do not contain rights of return.
Subscriptions, Software and Support Revenue
Subscriptions, software and support revenue is primarily related to (1) SaaS subscriptions bundled with maintenance and support and hosting services and (2) term license subscriptions bundled with maintenance and support. To a lesser extent, we also generate revenue from the sale of perpetual software licenses and associated maintenance and support.
Historically, we licensed our software primarily under perpetual licenses, but over time we transitioned from perpetual licenses to subscriptions. Revenue from our perpetual software licenses was 2.0% of our total revenue for 2018. Revenue from our perpetual software licenses was less than 1.0% of our total revenue for each of 2017 and 2016.
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
Deferred Commissions
Deferred commissions are the incremental costs that are directly associated with subscription agreements with customers and consist of sales commissions paid to our direct sales force. Commissions are considered direct and incremental and as such are deferred and amortized over the terms of the related customer contracts consistent with the related revenue. As of December 31, 2018 and 2017, we had total deferred commissions of $29.1 million and $21.5 million, respectively. Commission expense was $15.6 million, $11.8 million and $6.5 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Stock-Based Compensation
We measure and recognize compensation expense for all stock options and restricted stock units, or RSUs, based on the estimated fair value of the award on the grant date. The fair value is recognized as expense over the requisite service period, which is generally the vesting period of the respective award, on a straight-line basis when the only condition to vesting is continued service. For performance-based awards, stock-based compensation expense is recognized using the accelerated attribution method, based on the probability of satisfying the performance condition. For awards that contain market conditions, compensation expense is measured using a Monte Carlo simulation and recognized using the accelerated attribution method over the derived service period based on the expected market performance as of the grant date. We account for forfeitures as they occur, rather than estimating expected forfeitures.
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
Prior to our IPO in May 2017, we were a private company with no active public market for our common stock. Therefore, in response to Section 409A of the Internal Revenue Code of 1986, as amended, related regulations issued by the Internal Revenue Service and accounting standards related to stock-based compensation, we periodically determined for financial reporting purposes the estimated per share fair value of our common stock at various dates using contemporaneous valuations performed in accordance with guidance outlined in the American Institute of Certified Public Accountants Practice Aid, “Valuation of Privately-Held Company Equity Securities Issued as Compensation.”
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
On December 22, 2017, the Tax Cuts and Jobs Act, or TCJA, was enacted, substantially changing the U.S. federal tax system. Notable provisions of the TCJA include the reduction of the corporate tax rate from 35% to 21% beginning in 2018, the imposition of a one-time transition tax on unremitted cumulative non-U.S. earnings of foreign subsidiaries, and the implementation of a territorial tax system. While the changes from the TCJA are generally effective beginning in 2018, GAAP accounting for income taxes requires the effect of a change in tax laws or rates to be recognized in income from continuing operations for the period that includes the enactment date. Due to the complexities involved in accounting for the enactment of the TCJA, SAB 118 allowed us to record provisional amounts in earnings for the year ended December 31, 2017. Where reasonable estimates can be made, the provisional accounting should be based on such estimates. When no reasonable estimate can be made, the provisional accounting may be based on the tax law in effect before the TCJA. We were required to complete our tax accounting for the TCJA in the period when we obtained, prepared, and analyzed the information to complete the income tax accounting. We completed our accounting for the TCJA in 2018.
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
Interest Rate Risk
We had cash and cash equivalents of $94.9 million as of December 31, 2018, which consisted of cash in readily available checking accounts and overnight repurchase investments. These securities are not dependent on interest rate fluctuations that may cause the principal amount of these assets to fluctuate.
At December 31, 2018, we had no outstanding borrowings.
Inflation Risk
We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.
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
Reston, Virginia
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Appian Corporation and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
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
/s/ BDO USA, LLP
We have served as the Company's auditor since 2013

McLean, Virginia
February 21, 2019

APPIAN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31, 2018	December 31, 2017

Assets
Current assets
Cash and cash equivalents	$94,930	$73,758
Accounts receivable, net of allowance of $600 and $400 at December 31, 2018 and 2017, respectively	79,383	55,315
Deferred commissions, current	14,020	9,117
Prepaid expenses and other current assets	21,293	7,032
Total current assets	209,626	145,222
Property and equipment, net	7,539	2,663
Deferred commissions, net of current portion	15,088	12,376
Deferred tax assets	326	281
Other assets	601	510
Total assets	$233,180	$161,052
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$9,249	$5,226
Accrued expenses	7,464	6,467
Accrued compensation and related benefits	13,796	12,075
Deferred revenue, current	95,523	70,165
Other current liabilities	2,369	1,182
Total current liabilities	128,401	95,115
Deferred tax liabilities	42	87
Deferred revenue, net of current portion	16,145	18,922
Deferred rent, net of current portion	15,400	1,404
Total liabilities	159,988	115,528
Stockholders’ equity
Class A common stock—par value $0.0001; 500,000,000 shares authorized and 29,626,054 shares issued and outstanding as of December 31, 2018; 500,000,000 shares authorized and 13,030,081 shares issued and outstanding as of December 31, 2017	3	1
Class B common stock—par value $0.0001; 100,000,000 shares authorized and 34,290,383 shares issued and outstanding as of December 31, 2018; 100,000,000 shares authorized and 47,569,796 shares issued and outstanding as of December 31, 2017	3	5
Additional paid-in capital	218,284	141,268
Accumulated other comprehensive income	542	439
Accumulated deficit	(145,640)	(96,189)
Total stockholders’ equity	73,192	45,524
Total liabilities and stockholders’ equity	$233,180	$161,052
The accompanying notes are an integral part of these consolidated financial statements.

APPIAN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Year Ended December 31,
	2018	2017	2016
Revenue:
Subscriptions, software and support	$126,012	$91,514	$69,972
Professional services	100,731	85,223	62,951
Total revenue	226,743	176,737	132,923
Cost of revenue:
Subscriptions, software and support	11,997	9,379	7,437
Professional services	72,928	55,218	42,686
Total cost of revenue	84,925	64,597	50,123
Gross profit	141,818	112,140	82,800
Operating expenses:
Sales and marketing	105,992	81,966	54,137
Research and development	44,724	34,835	22,994
General and administrative	37,821	27,150	17,039
Total operating expenses	188,537	143,951	94,170
Operating loss	(46,719)	(31,811)	(11,370)
Other expense (income):
Other expense (income), net	2,295	(2,038)	1,792
Interest expense	198	473	982
Total other expense (income)	2,493	(1,565)	2,774
Loss before income taxes	(49,212)	(30,246)	(14,144)
Income tax expense (benefit)	239	761	(1,683)
Net loss	(49,451)	(31,007)	(12,461)
Accretion of dividends on convertible preferred stock	—	357	857
Net loss attributable to common stockholders	$(49,451)	$(31,364)	$(13,318)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.80)	$(0.63)	$(0.39)
Weighted average common shares outstanding:
Basic and diluted	62,140,684	49,529,833	34,274,718
The accompanying notes are an integral part of these consolidated financial statements.

APPIAN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year Ended December 31,
	2018	2017	2016
Net loss	$(49,451)	$(31,007)	$(12,461)
Comprehensive loss, net of income taxes:
Foreign currency translation adjustment	103	(891)	359
Total other comprehensive loss, net of income taxes	$(49,348)	$(31,898)	$(12,102)
 The accompanying notes are an integral part of these consolidated financial statements.

APPIAN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share data)

				Accumulated Other Comprehensive Income (Loss)		Total Stockholders' Equity (Deficit)
	Common Stock		Additional Paid-In Capital		Accumulated Deficit
	Shares	Amount
Balance, December 31, 2015	34,274,718	$3	$—	$971	$(51,507)	$(50,533)
Net loss	—	—	—	—	(12,461)	(12,461)
Accretion of dividends on convertible preferred stock	—	—	—	—	(857)	(857)
Other comprehensive income	—	—	—	359	—	359
Balance, December 31, 2016	34,274,718	3	—	1,330	(64,825)	(63,492)
Net loss	—	—	—	—	(31,007)	(31,007)
Accretion of dividends on convertible preferred stock	—	—	—	—	(357)	(357)
Conversion of convertible preferred stock to common stock	18,163,158	2	48,205	—	—	48,207
Conversion of convertible preferred stock warrant to common stock warrant	—	—	1,191	—	—	1,191
Issuance of common stock from initial public offering, net of issuance costs	7,187,500	1	77,788	—	—	77,789
Exercise of common stock warrant	79,363	—	—	—	—	—
Issuance of common stock to directors	14,087	—	—	—	—	—
Vesting of restricted stock units	4,930	—	—	—	—	—
Exercise of stock options	876,121	—	1,108	—	—	1,108
Stock-based compensation expense	—	—	12,976	—	—	12,976
Other comprehensive loss	—	—	—	(891)	—	(891)
Balance, December 31, 2017	60,599,877	6	141,268	439	(96,189)	45,524
Net loss	—	—	—	—	(49,451)	(49,451)
Issuance of common stock from public offering, net of issuance costs	1,675,000	—	57,829	—	—	57,829
Issuance of common stock to directors	11,952	—	—	—	—	—
Vesting of restricted stock units	143,390	—	—	—	—	—
Exercise of stock options	1,486,218	—	3,133	—	—	3,133
Stock-based compensation expense	—	—	16,054	—	—	16,054
Other comprehensive income	—	—	—	103	—	103
Balance, December 31, 2018	63,916,437	$6	$218,284	$542	$(145,640)	$73,192
 The accompanying notes are an integral part of these consolidated financial statements.

APPIAN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net loss	$(49,451)	$(31,007)	$(12,461)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,021	886	764
Gain on disposal of equipment	(4)	—	—
Bad debt expense	211	62	7
Deferred income taxes	(218)	(251)	(1,122)
Stock-based compensation	16,054	12,976
Fair value adjustment for warrant liability	—	341	200
Loss on extinguishment of debt	—	384	—
Changes in assets and liabilities:
Accounts receivable	(23,332)	(9,716)	(11,154)
Prepaid expenses and other assets	(1,025)	(4,162)	(1,665)
Deferred commissions	(7,615)	(3,487)	(5,335)
Accounts payable and accrued expenses	7,461	4,128	1,287
Accrued compensation and related benefits	(3)	2,365	3,717
Other current liabilities	1,823	383	19
Deferred revenue	23,023	18,344	17,410
Deferred rent, non-current	(266)	(374)	577
Net cash used in operating activities	(31,321)	(9,128)	(7,756)
Cash flows from investing activities:
Purchases of property and equipment	(7,014)	(433)	(984)
Proceeds from sale of equipment	4	—	—
Net cash used in investing activities	(7,010)	(433)	(984)
Cash flows from financing activities:
Proceeds from initial public offering, net of underwriting discounts	—	80,213	—
Proceeds from public offering, net of underwriting discounts	58,258	—	—
Payment of costs related to public offerings	(429)	(2,424)	—
Payment of dividend to Series A preferred stockholders	—	(7,565)	—
Proceeds from exercise of common stock options	3,133	1,108	—
Proceeds from issuance of long-term debt, net of debt issuance costs	—	19,616	20,000
Repayment of long-term debt	—	(40,000)	(10,000)
Net cash provided by financing activities	60,962	50,948	10,000
Effect of foreign exchange rate changes on cash and cash equivalents	(1,459)	1,228	(1,510)
Net increase (decrease) in cash and cash equivalents	21,172	42,615	(250)
Cash and cash equivalents, beginning of period	73,758	31,143	31,393
Cash and cash equivalents, end of period	$94,930	$73,758	$31,143
Supplemental disclosure of cash flow information:
Cash paid for interest	$46	$515	$895
Cash paid for income taxes	$680	$615	$610
Supplemental disclosure of non-cash financing activities:
Conversion of convertible preferred stock to common stock	$—	$48,207	$—
Conversion of convertible preferred stock warrant to common stock warrant	$—	$1,191	$—
Accretion of dividends on convertible preferred stock	$—	$357	$857
The accompanying notes are an integral part of these consolidated financial statements.

1. Organization and Description of Business
Appian Corporation (together with its subsidiaries, “Appian,” the “Company,” “we” or “our”) provides a low-code software development platform that allows companies to rapidly build powerful business applications. The applications created on our platform help companies drive digital transformation and competitive differentiation. We were incorporated in the state of Delaware in August 1999. We are headquartered in Reston, Virginia and operate in Canada, Switzerland, the United Kingdom, France, Germany, the Netherlands, Italy, Australia, Spain, Singapore and Sweden.

2. Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements and footnotes have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification” or “ASC”).
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
Initial Public Offering
In May 2017, we completed an initial public offering ("IPO"), in which we sold 7,187,500 shares of our newly-authorized Class A common stock at an initial price to the public of $12.00 per share. We received net proceeds of $77.8 million, after deducting underwriting discounts and commissions and offering expenses paid and payable by us, from the IPO.
Deferred offering costs of $2.4 million, consisting of legal, accounting and other fees and costs related to our IPO, were recorded to additional paid-in capital as a reduction of the proceeds upon the closing of our IPO.
Secondary Offering
In November 2017, we completed a secondary offering in which stockholders sold an aggregate of 4,370,000 shares of our Class A common stock at a price of $20.25 per share. We did not receive any proceeds from the sale of the shares of our Class A common stock sold in the secondary offering.
Public Offering
In August 2018, we completed an underwritten public offering of 2,000,000 shares of our Class A common stock, of which 1,675,000 shares of Class A common stock were sold by us and 325,000 shares of Class A common stock were sold by existing stockholders, at on offering price to the public of $35.15 per share.  Our net proceeds from the offering were $57.8 million, after deducting underwriting discounts and commissions and offering expenses. We did not receive any of the proceeds from the sale of shares by the selling stockholders.

Revenue Recognition
We generate revenue primarily through sales of subscriptions to our platform, as well as professional services. To a lesser extent, we also generate revenue from the sale of perpetual software license agreements and associated maintenance and support. We recognize revenue when all of the following conditions are met: (1) there is persuasive evidence of an arrangement; (2) the service or product has been provided to the customer; (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of related fees is reasonably assured. If collection is not reasonably assured, we defer revenue recognition until collectability becomes reasonably assured. Our arrangements do not contain rights of return. Revenue is recognized net of any taxes collected from customers and subsequently remitted to governmental authorities.

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
Historically, we licensed our software primarily under perpetual licenses, but over time we transitioned from perpetual licenses to subscriptions.  Revenue from our perpetual software licenses was 2.0% of our total revenue for 2018.  Revenue from our perpetual software licenses was less than 1.0% of our total revenue for each of 2017 and 2016.
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
Concentration of Credit Risk
Our financial instruments that are exposed to concentration of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. Deposits held with banks may exceed the amount of insurance provided on such deposits. We believe that the financial institutions that hold our cash deposits are financially sound and, accordingly, minimal credit risk exists with respect to these balances.
With regard to our customers, credit evaluation and account monitoring procedures are used to minimize the risk of loss. We believe that no additional credit risk beyond amounts provided for collection loss are inherent in accounts receivable. Revenue generated from government agencies represented 15.7%, 15.4% and 26.2% of our revenue for the years ended December 31, 2018, 2017 and 2016, respectively, of which the top three federal government agencies generated 7.8%, 8.4% and 17.7% of our revenue for the years ended December 31, 2018, 2017 and 2016, respectively. Additionally, 28.7%, 27.0% and 19.5% of our revenue during the years ended December 31, 2018, 2017 and 2016, respectively, was generated from foreign customers.
No single end-customer accounted for more than 10% of accounts receivable at December 31, 2018 or 2017.
Cash and Cash Equivalents
We consider all highly liquid investments with an original or remaining maturity of three months or less at the date of purchase, as well as overnight repurchase investments, to be cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are stated at realizable value, net of an allowance for doubtful accounts. The allowance for doubtful accounts is based on our assessment of the collectability of accounts. We regularly review the composition of the accounts receivable aging, historical bad debts, changes in payment patterns, customer creditworthiness and current economic trends. If the financial condition of our customers were to deteriorate, resulting in their inability to make required payments, additional provisions for doubtful accounts would be required and would increase bad debt expense. To date, our allowance and related bad debt write-offs have been nominal. Activity within the allowance for doubtful accounts was as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Balance as of January 1	$400	$400	$400
Additions	211	62	7
Less write-offs, net of recoveries	(11)	(62)	(7)
Balance as of December 31	$600	$400	$400
Non-trade Receivables
We record non-trade receivables to reflect amounts due for activities other than sales of subscriptions to our platform and professional services. As of December 31, 2018, our non-trade receivables related entirely to a receivable resulting from our tenant improvement allowance. The tenant improvement allowance receivable was $14.4 million as of December 31, 2018 and is classified within prepaid expenses and other current assets in the accompanying consolidated balance sheets. We recognized our initial tenant improvement allowance receivable related to our new headquarters once we took initial possession of the space in October 2018. As of December 31, 2017, we had no non-trade receivables.
Deferred Commissions
Deferred commissions are the incremental costs that are directly associated with subscription agreements with customers and consist of sales commissions paid to our direct sales force. Commissions are considered direct and incremental and as such are deferred and amortized over the terms of the related customer contracts consistent with the related revenue. Amortization of deferred commissions is included in sales and marketing expense in the accompanying consolidated statements of operations. Commission expense was $15.6 million, $11.8 million and $6.5 million for the years ended December 31, 2018, 2017 and 2016, respectively.
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

Impairment of Long-Lived Assets
Long-lived assets and certain intangible assets are reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable through undiscounted cash flows from the use of the assets. If such assets are considered to be impaired, the assets are written down to their estimated fair value. No indicators of impairment were identified for the years ended December 31, 2018, 2017 and 2016.
Fair Value of Financial Instruments
The carrying amounts of our cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value as of December 31, 2018 and December 31, 2017 because of the relatively short duration of these instruments.
We use a three-tier fair value hierarchy to classify and disclose all assets and liabilities measured at fair value on a recurring basis, as well as assets and liabilities measured at fair value on a non-recurring basis, in periods subsequent to their initial measurement. The hierarchy requires us to use observable inputs when available, and to minimize the use of unobservable inputs when determining fair value. The three tiers are defined as follows:
•Level 1. Observable inputs based on unadjusted quoted prices in active markets for identical assets or liabilities;
•Level 2. Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and
•Level 3. Unobservable inputs for which there is little or no market data, which require us to develop our own assumptions.
Assets and Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs
There were no assets or liabilities in our Level 3 instruments measured at fair value on a recurring basis during the year ended December 31, 2018.
The following table presents the changes in our Level 3 instruments measured at fair value on a recurring basis during the years ended December 31, 2017 and 2016 (in thousands):

	Year Ended December 31,
	2017	2016
Balance as of January 1,	$850	$650
Change in fair value of warrant liability	341	200
Reclassification of warrant liability to equity	(1,191)	—
Balance as of December 31,	$—	$850
Stock-Based Compensation
We account for stock-based compensation expense related to stock-based awards based on the estimated fair value of the award on the grant date. We calculate the fair value of stock options using the Black-Scholes Option Pricing Model. The fair value of RSUs is based on the closing market price of our common stock on the Nasdaq Global Market on the date of grant. For service-based awards, stock-based compensation expense is recognized on a straight-line basis over the requisite service period. For performance-based awards, stock-based compensation expense is recognized using the accelerated attribution method, based on the probability of satisfying the performance condition. For awards that contain market conditions, compensation expense is measured using a Monte Carlo simulation and recognized using the accelerated attribution method over the derived service period based on the expected market performance as of the grant date. For restricted stock units, stock-based compensation expense is recognized on a straight-line basis over the requisite service period. We account for forfeitures as they occur, rather than estimating expected forfeitures.

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
Due to net losses for the years ended December 31, 2018, 2017 and 2016, basic and diluted net loss per share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.
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

Foreign Currency
Our operations located outside of the United States where the local currency is the functional currency are translated into U.S. dollars using the current rate method. Results of operations are translated at the average rate of exchange for the period. Assets and liabilities are translated at the closing rates on the balance sheet date. Gains and losses on translation of these accounts are accumulated and reported as a separate component of stockholders’ equity (deficit) and other comprehensive loss.
Gains and losses on foreign currency transactions are recognized in the accompanying consolidated statements of operations as a component of other expense, net. Transaction gains and losses from transactions denominated in foreign currencies resulted in net transaction losses of $3.0 million for the year ended December 31, 2018, net transaction gains of $2.6 million for the year ended December 31, 2017 and net transaction losses of $1.5 million for the year ended December 31, 2016.
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
Advertising
We expense advertising costs as they are incurred. Advertising expenses were $3.9 million, $3.0 million and $1.4 million for the years ended December 31, 2018, 2017 and 2016, respectively.
Emerging Growth Company Status
We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act (the "JOBS Act"). The JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to avail ourselves of this extended transition period and, as a result, we will not adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies.
Recent Accounting Pronouncements
Adopted
On December 22, 2017, the Tax Cuts and Jobs Act (the "TCJA") was enacted, substantially changing the U.S. Federal tax system. Notable provisions of the TCJA include the reduction of the corporate tax rate from 35% to 21% beginning in 2018, the imposition of a one-time transition tax on unremitted cumulative non-U.S. earnings of foreign subsidiaries, and the implementation of a territorial tax system. While the changes from the TCJA are generally effective beginning in 2018, U.S. GAAP accounting for income taxes requires the effect of a change in tax laws or rates to be recognized in income from continuing operations for the period that includes the enactment date. Due to the complexities involved in accounting for the enactment of the TCJA, the Securities and Exchange Commission Staff Accounting Bulletin No. 118 (“SAB 118”) allowed us to record provisional amounts in earnings for the year ended December 31, 2017. Where reasonable estimates can be made, the provisional accounting should be based on such estimates. When no reasonable estimate can be made, the provisional accounting may be based on the tax law in effect before the TCJA. We were required to complete our tax accounting for the TCJA in the period when we obtained, prepared, and analyzed the information to complete the income tax accounting. We completed our tax accounting for the TCJA in 2018.

In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting ("ASU 2017-09"), which clarifies when a change to the terms or conditions of a share-based payment award must be accounted for as a modification. ASU 2017-09 requires modification accounting if the fair value, vesting condition or the classification of the award is not the same immediately before and after a change to the terms and conditions of the award. ASU 2017-09 became effective on a prospective basis beginning on January 1, 2018. The adoption of ASU 2017-09 did not have an impact on our consolidated financial statements for the year ended December 31, 2018.
Not Yet Adopted
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which provides new guidance for revenue recognition. ASU 2014-09 provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. Entities have the option of using either a full retrospective or modified retrospective approach for the adoption of the standard. In March 2016, the FASB issued ASU No. 2016-08, Principal Versus Agent Considerations (Reporting Revenue Gross Versus Net) (“ASU 2016-08”), which clarifies implementation guidance on principal versus agent considerations in ASU 2014-09. In April 2016, the FASB issued ASU No. 2016-10, Identifying Performance Obligations and Licensing (“ASU 2016-10”), which clarifies the identification of performance obligations and the licensing implementation guidance in ASU 2014-09. In addition, in May 2016, the FASB issued ASU No. 2016-12, Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”), which clarifies the guidance on assessing collectibility, presentation of sales taxes, noncash consideration and completed contracts and contract modifications at transition. For public entities, the new standard is effective for annual periods and interim periods within those annual periods, beginning after December 15, 2017. For all other entities, the new standard is effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods beginning after December 15, 2019. We have elected to avail ourselves of the JOBS Act extended transition period that permits us to defer adoption until January 1, 2019. In accordance with guidance, the new standard will be adopted in our Annual Report on Form 10-K for the fiscal year ending December 31, 2019 but will not be adopted in our Quarterly Reports on Form 10-Q to be filed during 2019.
The ASU 2014-09 guidance allows two methods of adoption: retrospectively to each prior reporting period (full retrospective method) or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective method). We are going to adopt the new standard using the modified retrospective method.
We do not expect the new standard to have a material impact on the timing of revenue recognition related to our cloud-based subscriptions and standalone professional services. However, we expect the new standard to have a significant impact on the timing of revenue recognition related to our on-premise term license contracts. Under current industry-specific software revenue recognition guidance, we have historically concluded that we did not have VSOE of fair value of the undelivered services related to on-premise term license contracts, and accordingly, have recognized on-premise term license contracts and related services ratably over the contract term. Under this new standard, the requirement to have VSOE for undelivered services is eliminated. Therefore, we will be required to recognize a portion of revenue from the on-premise term license contracts upon delivery of the software.
In addition, we expect the new standard to impact our accounting for contract acquisition costs, both with respect to the amounts that will be capitalized as well as the period of amortization. Currently, we defer the direct and incremental commission costs to obtain a contract with a customer and amortize those costs over the term of the related customer contract consistent with the related revenue. Under the new standard, we will defer the incremental costs to obtain a contract with a customer. Therefore, the new standard will result in additional costs being capitalized, including fringe benefits. Under the new standard, initial incremental costs to obtain a contract will be amortized over the customer's estimated economic life of five years, which was calculated based on both qualitative and quantitative factors, such as product life cycles, contractual terms and customer attrition. Incremental contract costs paid relating to contract renewals will be deferred and amortized on a straight-line basis over the related renewal period. As a result, we expect the deferred commissions asset to increase and the related amortization expense in each reporting period to decrease under the new standard.
We are still in the process of quantifying the effects of the adoption of ASU 2014-09 as well as continuing to evaluate the impact of the adoption of the standard on our consolidated financial statements, including our footnotes.

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
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326) ("ASU 2016-13"), which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early application will be permitted for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. We are currently evaluating the impact that the standard will have on our consolidated financial statements.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which aims to reduce the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 will require adoption on a retrospective basis unless it is impracticable to apply, in which case we would be required to apply the amendments prospectively as of the earliest date practicable. ASU 2016-15 is effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted. We do not expect ASU 2016-15 to have a material impact on our consolidated financial statements.

3. Property and Equipment
Property and equipment consisted of the following as of December 31 (in thousands):

	2018	2017
Leasehold improvements	$9,958	$4,226
Computer hardware	2,535	1,644
Computer software	1,727	1,727
Office furniture and fixtures	649	510
Equipment	138	131
	15,007	8,238
Less: accumulated depreciation	(7,468)	(5,575)
Property and equipment, net	$7,539	$2,663
Depreciation and amortization totaled $2.0 million, $0.9 million and $0.8 million for the years ended December 31, 2018, 2017 and 2016, respectively.

4. Accrued Expenses
Accrued expenses consisted of the following as of December 31 (in thousands):

	2018	2017
Accrued contract labor costs	$3,128	$3,424
Accrued third party license fees	729	235
Accrued hosting costs	579	466
Accrued reimbursable employee expenses	459	286
Accrued audit and tax expenses	375	248
Accrued marketing and tradeshow expenses	229	128
Other accrued expenses	1,965	1,680
Total	$7,464	$6,467

5. Debt
2017 Financing Facility
In April 2017, we entered into a financing facility consisting of a $5.0 million senior revolving credit facility, a $20.0 million senior term loan, and a $10.0 million subordinated term loan. In connection with the execution of this financing facility, our prior line of credit was terminated and we borrowed the full $20.0 million available under the senior term loan and repaid the outstanding balance under our prior term loan. Additionally, in connection with the execution of this financing facility, the lender waived the prepayment fee associated with our prior line of credit.  In June 2017, we used proceeds from our IPO to pay all remaining outstanding principal and interest under the senior term loan and subsequently terminated the senior term loan and subordinated term loan. In connection with the repayment of the senior term loan, we recognized a loss on extinguishment of debt of $0.4 million related to unamortized debt issuance costs, which is included within other (income) expense, net in the accompanying consolidated statements of operations. This financing facility was terminated in November 2017 in connection with our entry into a new $20.0 million revolving line of credit.
2017 Line of Credit
In November 2017, we entered into a $20.0 million revolving line of credit with a lender. The facility matures in November 2022. We may elect whether amounts drawn on the revolving line of credit bear interest at a floating rate per annum equal to either the LIBOR or the prime rate plus an additional interest rate margin that is determined by the availability of the borrowings under the revolving line of credit. The additional interest rate margin will range from 2.00% to 2.50% in the case of LIBOR advances and from 1.00% to 1.50% in the case of prime rate advances. The revolving line of credit contains an unused facility fee in an amount between 0.15% and 0.25% of the average unused portion of the revolving line of credit, which is payable quarterly. The agreement contains certain customary affirmative and negative covenants and requires us to maintain (1) an adjusted quick ratio of at least 1.35 to 1.0 and (ii) minimum adjusted EBITDA in the amounts and for the periods set forth in the agreement. Any amounts borrowed under the credit facility are collateralized by substantially all of our assets. We were in compliance with all covenants as of December 31, 2018. As of December 31, 2018, we had no outstanding borrowings under the revolving line of credit.

6. Income Taxes
For the years ended December 31, 2018, 2017 and 2016, our loss before income taxes was comprised of the following (in thousands):

	2018	2017	2016
Domestic	$(30,663)	$(23,093)	$(4,524)
Foreign	(18,549)	(7,153)	(9,620)
Total	$(49,212)	$(30,246)	$(14,144)

For the years ended December 31, 2018, 2017 and 2016, our income tax expense (benefit) was comprised of the following (in thousands):

	2018	2017	2016
Current:
Federal	$—	$(65)	$(627)
State	25	68	(200)
Foreign	432	1,009	266
Total current expense (benefit)	457	1,012	(561)
Deferred:
Federal	—	(42)	(922)
State	—	—	(230)
Foreign	(218)	(209)	30
Total deferred expense (benefit)	(218)	(251)	(1,122)
Total income tax expense (benefit)	$239	$761	$(1,683)
On December 22, 2017, U.S. federal tax reform was enacted with the signing of the TCJA. Notable provisions of the TCJA include the following:
•Establishment of a flat corporate income tax rate of 21% on U.S. earnings;
•Imposition of a one-time tax on unremitted cumulative non-U.S. earnings of foreign subsidiaries, or the Transition Tax;
•The imposition of a new minimum tax on certain non-U.S. earnings, irrespective of the territorial system of taxation, and generally allows for the repatriation of future earnings of foreign subsidiaries without incurring additional U.S. taxes by transitioning to a territorial system of taxation;
•Imposition of minimum taxes on certain payments made by a U.S. company to a related foreign company, or the Base Erosion Anti-Abuse Tax;
•Elimination of the alternative minimum tax and allowance of a refund for previous alternative minimum tax credits;
•Allowance for immediate expensing of the cost of investments in certain depreciable assets acquired and placed in service after September 27, 2017; and
•Reduction in tax deductions with respect to certain compensation paid to certain executive officers.
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
During 2018, we recorded tax charges for the impact of the TCJA effects using the current available information and technical guidance on the interpretations of the TCJA. As permitted by SAB 118, we recorded provisional estimates and have subsequently finalized our accounting analysis based on the guidance, interpretations, and data available. Adjustments made in the fourth quarter of the year ended December 31, 2018, upon finalization of our accounting analysis, were not material to our consolidated financial statements.

For the years ended December 31, 2018, 2017 and 2016, the provision for income taxes differs from the amount computed by applying the federal statutory income tax rates to our loss before the provision (benefit) for income taxes, as follows:

	2018	2017	2016
U.S. federal statutory tax rate	21.0%	34.0%	34.0%
State tax expense	7.2	4.9	1.4
Foreign rate differential	(5.1)	(6.7)	(17.8)
Nondeductible expenses	(0.7)	(0.9)	(2.3)
Equity compensation	9.5	—	—
Tax credits	3.9	5.8	6.5
Unrecognized tax benefits	(0.8)	(0.7)	(0.2)
Other	0.6	(0.3)	(0.2)
Remeasurement of deferred taxes	—	(7.0)	—
Change in valuation allowance	(36.0)	(31.6)	(9.6)
Total	(0.4)%	(2.5)%	11.8%
Deferred tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amount of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
As of December 31, 2018 and 2017, significant components of our deferred tax assets and liabilities were as follows (in thousands):

	2018	2017
Deferred tax assets:
Net operating losses	$21,059	$10,413
Tax credits	5,945	4,169
Deferred revenue	4,179	1,248
Equity compensation	3,923	1,207
Accrued vacation	1,170	967
Deferred rent	373	473
Bad debt	164	109
Depreciation	151	—
Other	548	287
Gross deferred tax assets	37,512	18,873
Less: Valuation allowance	(30,039)	(12,328)
Total deferred tax assets	7,473	6,545
Deferred tax liabilities:
Prepaid expenses	(6,640)	(5,614)
Unbilled receivables	(419)	(555)
Depreciation	—	(174)
Other	(130)	(8)
Total deferred tax liabilities	(7,189)	(6,351)
Net deferred tax asset	$284	$194
As of December 31, 2018 and 2017, we had $56.9 million and $25.3 million of gross net operating loss (“NOL”) carryforwards for U.S. federal tax purposes, respectively. Federal NOL carryforwards generated prior to 2018 will expire, if unused, in 2037. As of December 31, 2018 and 2017, we had U.S. gross state NOL carryforwards of $57.2 million and $25.3 million, respectively. We had tax effected state NOL carryforwards of $3.7 million and $1.6 million as of December 31, 2018 and 2017, respectively. U.S. state NOL carryforwards will substantially expire, if unused, in 2038. As of December 31, 2018 and 2017, we had foreign NOL carryforwards of $56.3 million and $35.7 million, respectively, primarily attributable to our subsidiary in Switzerland. Those NOL carryforwards will substantially expire, if unused, in 2025.
Section 382 of the Internal Revenue Code limits the utilization of the NOLs when ownership changes occur, as defined by that section. A number of states have similar state laws that limit utilization of the state NOLs when ownership changes occur. We have performed an analysis of our Section 382 ownership changes and have determined that all federal and U.S state NOLs are available for use as of December 31, 2018.
As of December 31, 2018 and 2017, we had $6.4 million and $4.5 million, respectively, of federal tax credit carryforwards which will expire, if unused, in 2038.
The net change during the year in the total valuation allowance was $17.7 million, primarily driven by the valuation allowance recorded against the U.S. deferred tax assets and the change in the Switzerland deferred tax assets.
We continue to maintain a full valuation allowance against U.S. deferred tax assets based on our cumulative operating results as of December 31, 2018, three-year cumulative loss, and assessment of our expected future results of operations. We have evaluated all evidence, both positive and negative, in assessing the likelihood of realizability and the negative evidence outweighed the positive evidence.
As of December 31, 2018, we have a valuation allowance of $5.3 million against foreign deferred tax assets, primarily for deferred tax assets at our subsidiary in Switzerland. We continue to maintain a full valuation allowance on the deferred tax assets of our subsidiary in Switzerland as we determined that it was not more likely than not that we would be able to realize a benefit from the NOL at that subsidiary. Based on our cumulative operating results as of December 31, 2018, and assessment of our expected future results of operations, we determined that it was not more likely than not that we would be able to realize the deferred tax assets prior to expiration.
We are subject to income taxes in the United States, Australia, Canada, France, Germany, Italy, Netherlands, Switzerland, Singapore, Sweden and the United Kingdom.
We plan to distribute previously undistributed earnings of our foreign subsidiaries back to the United States in future years. Upon repatriation of those earnings, if any, we may be subject to taxes, including withholding taxes, net of any applicable foreign tax credits. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable.
As of December 31, 2018 and 2017, we had unrecognized tax benefits of $1.0 million and $0.7 million, respectively, of which the entire portion would affect our effective tax rate if recognized. The following table summarizes the activity related to our unrecognized tax benefit from January 1, 2016 to December 31, 2018 (in thousands):

Balance as of January 1, 2016	$384
Additions for tax positions in current years	171
Additions for tax positions in prior years	—
Reductions due to lapse in statutes of limitations	(136)
Settlements	—
Balance as of December 31, 2016	419
Additions for tax positions in current years	232
Additions for tax positions in prior years	—
Reductions due to lapse in statutes of limitations	—
Settlements	—
Balance as of December 31, 2017	651
Additions for tax positions in current years	388
Additions for tax positions in prior years	—
Reductions due to lapse in statutes of limitations	—
Settlements	—
Balance as of December 31, 2018	$1,039
We recognize interest and penalties related to uncertain tax positions in income tax expense. During the year ended December 31, 2018, we did not accrue additional interest. During the year ended December 31, 2017, we reduced our liability for potential interest and penalties by $2,000. During the year ended December 31, 2016, we recognized potential interest and penalties of $2,000. The cumulative balance of interest and penalties as of each of December 31, 2018 and 2017 was $33,000. If recognized, approximately $1.0 million of unrecognized tax benefits would impact the effective tax rate.
We anticipate that total unrecognized tax benefits will not decrease over the next year.
We file income tax returns in the United States federal jurisdiction and in many state and foreign jurisdictions. The tax years 2014 through 2018 remain open to examination by the major taxing jurisdictions to which we are subject. No material examinations are currently open.
On June 21, 2018, the U. S. Supreme Court issued its decision in South Dakota v. Wayfair, Inc., which overturned prior case law that held that out-of-state merchants were not required to collect sales taxes unless they had a physical presence in the buyer’s state. We have analyzed the impact of this decision and do not anticipate it to have a significant impact on our operations.

7. Stock-Based Compensation
In May 2017, our board of directors adopted, and our stockholders approved, the 2017 Equity Incentive Plan (the “2017 Plan”). The 2017 Plan provides for the grant of incentive stock options to employees, and for the grant of nonstatutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance-based stock awards and other forms of equity compensation to employees, including officers, and to non-employee directors and consultants. We initially reserved 6,421,442 shares of Class A common stock for issuance under the 2017 Plan, which included 421,442 shares that remained available for issuance under our 2007 Stock Option Plan (the “2007 Plan”) at the time that the 2017 Plan became effective. The number of shares reserved under the 2017 Plan increases for any shares subject to outstanding awards originally granted under the 2007 Plan that expire or are forfeited prior to exercise. As a result of the adoption of the 2017 Plan, no further grants may be made under the 2007 Plan. As of December 31, 2018, there were 7,040,863 shares of Class A common stock reserved for issuance under the 2017 Plan, of which 5,680,655 were available to be issued.
The 2007 Plan provided for the grant of stock options to employees, directors, and officers. Stock options under the 2007 Plan are exercisable into shares of Class B common stock and generally expire ten years from the date of grant. Under the 2007 Plan, the exercise price of each award was established by the board of directors but could not be less than the fair market value of a share of our common stock on the grant date. Stock options generally vest upon the satisfaction of both a service condition and a performance condition. The service condition is satisfied at various rates as determined by us, typically on an annual basis over five years. The performance condition required the occurrence of a qualifying event, defined as a change of control transaction or upon the completion of an IPO. The performance condition was satisfied upon the completion of our IPO in May 2017, on which date we recognized $6.2 million of cumulative stock-based compensation expense using the accelerated attribution method from the service start date.
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
The following table summarizes the assumptions used to estimate the fair value of stock options granted during the years ended December 31:

	2018	2017	2016
Risk-free interest rate	*	1.9% - 2.2%	1.3% - 1.5%
Expected term (in years)	*	6.5	6.5
Expected volatility	*	38.1% - 40.6%	40.9% - 42.0%
Expected dividend yield	*	—%	—%
* Not applicable because no stock options were granted during the period.
Stock Options
The following table summarizes the stock option activity for the years ended December 31, 2018 and 2017:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2017	6,784,448	$4.65	6.5	$44,259
Granted	1,256,200	11.92
Exercised	(876,121)	1.27		14,807
Canceled	(153,640)	7.29
Outstanding at December 31, 2017	7,010,887	6.36	6.6	176,122
Granted	—	—
Exercised	(1,486,218)	2.10		41,606
Canceled	(503,601)	9.51
Outstanding at December 31, 2018	5,021,068	7.30	6.4	97,440
Exercisable at December 31, 2018	3,448,348	6.21	5.9	70,682
The weighted average grant-date fair value of options granted during the years ended December 31, 2017 and 2016 was $5.05 and $4.35 per option, respectively. No stock options were granted during the year ended December 31, 2018. The total fair value of stock options that vested during the years ended December 31, 2018 and 2017 was $10.5 million and $5.6 million, respectively. No stock options vested during the year ended December 31, 2016 because a qualifying event had not yet occurred. As of December 31, 2018, the total compensation cost related to unvested stock options not yet recognized was $2.6 million, which will be recognized over a weighted average period of 2.1 years.
On April 25, 2017, our board of directors modified certain outstanding stock options nearing their expiration date to remove the performance condition. Stock options to purchase an aggregate of 216,160 shares of common stock were modified, and we recognized stock-based compensation expense of $2.4 million related to this modification.

In July 2016, our board of directors granted a stock option to purchase 1,828,080 shares of our Class A common stock to our Chief Executive Officer (the "2016 CEO Grant") under the 2007 Plan with an exercise price of $9.46 per share. The 2016 CEO Grant was eligible to vest based on the achievement of a stock price appreciation target of our Class A common stock. The fair value of the 2016 CEO Grant was determined using a Monte Carlo simulation. During the year ended December 31, 2018, the market-based milestone of the 2016 CEO Grant was achieved, resulting in 1,828,080 shares vesting and becoming exercisable. Stock-based compensation expense recognized for the 2016 CEO Grant was $5.6 million and $2.7 million for the years ended December 31, 2018 and 2017, respectively.
In December 2018, we entered into a stock option cancellation agreement with our Chief Executive Officer, pursuant to which vested options to purchase 383,897 shares of Class A common stock were canceled. The remaining options granted under the 2016 CEO Grant were unaffected. No compensation expense was recorded as the canceled stock options were fully vested at the time.
Restricted Stock Units
The following table summarizes the restricted stock unit activity for the years ended December 31, 2018 and 2017:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested outstanding at January 1, 2017	—	$—
Granted	738,055	22.15
Vested	(4,930)	20.24
Canceled	(1,150)	21.40
Non-vested outstanding at December 31, 2017	731,975	22.16
Granted	622,166	29.60
Vested	(143,390)	22.19
Canceled	(35,702)	23.97
Non-vested outstanding at December 31, 2018	1,175,049	26.04
As of December 31, 2018, total unrecognized compensation cost related to unvested restricted stock units was approximately $25.4 million and the weighted average remaining vesting period was 2.0 years.
In November 2018, our board of directors approved the grant of 255,930 restricted stock units under the 2017 Plan at a fair value of $30.06 per share to our three co-founders. The value of these awards at the grant date was $7.7 million and will be amortized over the vesting periods. The restricted stock units will vest during the three months ended March 31, 2019.
The following table summarizes the components of our stock-based compensation expense for the years ended December 31, 2018 and 2017 (in thousands):

	2018	2017
Stock-based compensation expense related to stock options	$7,947	$9,607
Stock-based compensation expense related to restricted stock units	7,714	753
Stock-based compensation expense related to the issuance of common stock to directors	393	222
Stock-based compensation expense related to stock option modifications	—	2,394
Total stock-based compensation expense	$16,054	$12,976

Stock-based compensation expense for restricted stock units, stock options and issuances of common stock is included in the following line items in the accompanying consolidated statements of operations for the years ended December 31, 2018 and 2017 (in thousands):

	2018	2017
Cost of revenue
Subscriptions, software and support	$514	$575
Professional services	1,717	1,295
Operating expenses
Sales and marketing	3,473	3,233
Research and development	2,416	2,822
General and administrative	7,934	5,051
Total stock-based compensation expense	$16,054	$12,976
For the year ended December 31, 2016, no stock-based compensation expense was recognized for our stock option awards because a qualifying event had not yet occurred.

8. Stockholders’ Equity
 Convertible Preferred Stock
Immediately prior to the completion of the IPO, all shares of convertible preferred stock then outstanding were automatically converted into 18,163,158 shares of common stock on a one-for-one basis, and then reclassified as shares of Class B common stock.
No convertible preferred stock was outstanding as of December 31, 2018 or 2017.
 Common Stock
As of December 31, 2018, we had authorized 500,000,000 shares of Class A common stock and 100,000,000 shares of Class B common stock, each with a par value of  $0.0001 per share, of which 29,626,054 shares of Class A common stock and 34,290,383 shares of Class B common stock were issued and outstanding. The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion rights. The holders of Class A common stock are entitled to one vote per share, and the holders of Class B common stock are entitled to ten votes per share, on all matters that are subject to stockholder vote. The holders of Class B common stock also have approval rights for certain corporate actions. Each share of Class B common stock may be converted into one share of Class A common stock at the option of its holder and will be automatically converted into one share of Class A common stock upon transfer thereof, subject to certain exceptions. In addition, upon the date on which the outstanding shares of Class B common stock represent less than 10% of the aggregate voting power of our capital stock, all outstanding shares of Class B common stock shall convert automatically into Class A common stock.
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
No warrants were outstanding as of December 31, 2018 or 2017.

9. Basic and Diluted Loss per Common Share
The following table sets forth the computation of basic and diluted net loss per share for the years ended December 31 (in thousands, except per share data):

	Year Ended December 31,
	2018	2017	2016
Numerator:
Net loss	$(49,451)	$(31,007)	$(12,461)
Accretion of dividends on convertible preferred stock	—	357	857
Net loss attributable to common stockholders	$(49,451)	$(31,364)	$(13,318)
Denominator
Weighted average common shares outstanding, basic and diluted	62,140,684	49,529,833	34,274,718
Net loss per share attributable to common stockholders, basic and diluted	$(0.80)	$(0.63)	$(0.39)
The following securities have been excluded from the calculation of weighted average common shares outstanding because the effect is anti-dilutive or performance or market conditions had not been met at the end of the period:

	Year Ended December 31,
	2018	2017	2016
Convertible preferred stock:
Series A convertible preferred stock	—	—	12,043,108
Series B convertible preferred stock	—	—	6,120,050
Warrant to purchase Series A convertible preferred stock	—	—	84,360
Stock options	5,021,068	7,010,887	6,784,448
Restricted stock units	1,175,049	731,975	—

10. Commitments and Contingencies
Operating Leases
We lease office space and equipment in our headquarters location in Reston, Virginia, as well as in the United Kingdom, France, Germany, Canada, Italy, Australia, the Netherlands and Singapore, under non-cancellable operating lease agreements which have various expiration dates through 2031 for our office space and various expiration dates through 2020 for our equipment.
In April 2018, we entered into a new lease agreement for a new headquarters in Tysons, Virginia. We took initial possession of the first phase of the new headquarters in October 2018 and began to recognize rent expense. We expect to start making recurring rental payments under the lease in the third quarter of 2020. Total payments committed under the lease amount to $87.2 million. In connection with the lease agreement, we also entered into a letter of credit of $9.4 million to fund the security deposit required by the lease.
The lease for the new headquarters contains a tenant improvement allowance of up to $18.4 million from the landlord. The tenant improvement allowance is accounted for as a lease incentive obligation and is amortized as a reduction to rent expense over the lease term. We recorded a lease incentive obligation when we took initial possession of the first phase of the new headquarters. As of December 31, 2018, $1.2 million was included in other current liabilities and $14.4 million was included in deferred rent, net of current portion on the accompanying consolidated balance sheets.
Lease Related Commitments
Lease related commitments include payments to third-party vendors for services related to our new headquarters.

A summary of our future minimum lease commitments and other commitments by year as of December 31, 2018 is as follows (in thousands):

	Office Leases	Equipment Leases	Lease Related Commitments
2019	$6,985	$216	$29,587
2020	6,371	22	—
2021	8,331	—	—
2022	6,939	—	—
2023	6,987	—	—
Thereafter	65,151	—	—
	100,764	238	29,587
Less: tenant improvement allowance	—	—	(14,441)
Total	$100,764	$238	$15,146
We record rent expense using the total minimum rent commitment, amortized using the straight-line method over the term of the lease. The difference between monthly rental payments and recorded rent expense is charged to deferred rent. As of December 31, 2018 and 2017, deferred rent totaled $17.4 million and $2.0 million, respectively, and is included within other current liabilities and deferred rent, net of current portion on the accompanying consolidated balance sheets. In addition to rental payments, certain leases require additional payments for real estate taxes, common area maintenance and insurance, which are expensed when incurred and not included in the future minimum payments.
Total rent and lease expense was $8.8 million, $7.0 million and $6.6 million for the years ended December 31, 2018, 2017 and 2016, respectively.
Other Commitments
We also have entered into a non-cancellable agreement for the use of technology that is integral in the development of our software and pay annual royalty fees of $0.3 million.
Letters of Credit
As of December 31, 2018 and 2017, we had outstanding letters of credit totaling $10.5 million and $1.1 million, respectively, in connection with securing our leased office space. All letters of credit are secured by our borrowing arrangement as described in Note 5.
Legal
From time to time, we are subject to legal, regulatory and other proceedings and claims that arise in the ordinary course of business. There are no issues or resolution of any matters that are expected to have a material adverse impact on our consolidated financial statements.

11. Segment and Geographic Information
The following table summarizes revenue by geography for the years ended December 31 (in thousands):

	2018	2017	2016
Domestic	$161,716	$128,997	$107,069
International	65,027	47,740	25,854
Total	$226,743	$176,737	$132,923

With respect to geographic information, revenue is attributed to respective geographies based on the contracting address of the customer. There were no individual foreign countries from which more than 10% of our total revenue was attributable for the years ended December 31, 2018, 2017 and 2016. Substantially all of our long-lived assets were held in the United States as of December 31, 2018 and December 31, 2017.

12. Retirement Plans
We have a defined contribution 401(k) retirement and savings plan (the “401(k) Plan”) to provide retirement benefits for all eligible employees. All employees who have completed forty-five days of service and are at least twenty-one years of age are eligible to participate in the 401(k) Plan. The 401(k) Plan allows eligible employees to make salary-deferred contributions up to 75% of their annual compensation, as defined, and subject to certain Internal Revenue Service limitations. Employer contributions vest at 25% per year, over four years. For the years ending December 31, 2018, 2017 and 2016, we incurred $4.7 million, $3.3 million and $2.6 million, respectively, in contribution expense related to the employer matching contributions.
We are obligated to make plan contributions for the employees of certain of our wholly-owned foreign subsidiaries. For the years ending December 31, 2018, 2017 and 2016, we incurred $1.3 million, $0.9 million and $0.7 million, respectively, in contribution expense related to our foreign subsidiaries.

13. Selected Quarterly Information (Unaudited)
The following table sets forth unaudited quarterly consolidated statement of operations data for each of the eight quarters in 2018 and 2017. The information for each of these quarters has been prepared on the same basis as the audited annual consolidated financial statements included in this Annual Report on Form 10-K. In our opinion, the quarterly financial data reflects all adjustments, which consist only of normal recurring adjustments that we consider necessary for a fair presentation of this data. The quarterly financial data should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.  These quarterly results are not necessarily indicative of our operating results to be expected in the future.

	Three Months Ended
	Dec 31, 2018	Sep 30, 2018	Jun 30, 2018	Mar 31, 2018	Dec 31, 2017	Sep 30, 2017	Jun 30, 2017	Mar 31, 2017
	(in thousands)
	(unaudited)
Consolidated Statements of
Operations Data:
Revenue:
Subscriptions, software and support	$35,108	$30,905	$33,047	$26,952	$25,398	$22,660	$22,012	$21,444
Professional services	25,108	24,043	26,836	24,744	25,164	21,988	21,186	16,885
Total revenue	60,216	54,948	59,883	51,696	50,562	44,648	43,198	38,329
Cost of revenue:
Subscriptions, software and support	3,284	3,261	2,824	2,628	2,488	2,341	2,488	2,062
Professional services	18,926	16,831	18,750	18,421	16,169	14,272	14,149	10,628
Total cost of revenue	22,210	20,092	21,574	21,049	18,657	16,613	16,637	12,690
Gross profit	38,006	34,856	38,309	30,647	31,905	28,035	26,561	25,639
Operating expenses:
Sales and marketing	30,177	25,467	27,384	22,964	22,463	19,725	22,775	17,003
Research and development	12,332	11,737	10,785	9,870	8,968	8,596	9,971	7,300
General and administrative	8,799	12,537	8,425	8,060	7,429	6,237	8,635	4,849
Total operating expenses	51,308	49,741	46,594	40,894	38,860	34,558	41,381	29,152
Operating loss	(13,302)	(14,885)	(8,285)	(10,247)	(6,955)	(6,523)	(14,820)	(3,513)
Other expense (income):
Other expense (income), net	510	110	2,593	(918)	(380)	(425)	(734)	(499)
Interest expense (income)	64	67	54	13	22	(2)	197	256
Total other expense (income)	574	177	2,647	(905)	(358)	(427)	(537)	(243)
Loss before income taxes	(13,876)	(15,062)	(10,932)	(9,342)	(6,597)	(6,096)	(14,283)	(3,270)
Income tax expense (benefit)	27	(34)	35	211	272	188	176	125
Net loss (1) (2)	$(13,903)	$(15,028)	$(10,967)	$(9,553)	$(6,869)	$(6,284)	$(14,459)	$(3,395)
(1)  In the second quarter of 2017, we recorded $6.2 million of cumulative stock-based compensation expense upon the effectiveness of our IPO and $2.4 million of stock-based compensation expense related to the stock option modifications.
See Note 7 for further discussion of stock-based compensation expense.
  (2)  In the third quarter of 2018, we recorded $4.5 million of cumulative stock-based compensation expense upon the vesting of the 2016 CEO Grant. See Note 7 for further discussion of stock-based compensation expense.

14. Subsequent Events
In preparing our consolidated financial statements, we evaluated subsequent events through February 21, 2019, which is the date that the consolidated financial statements were available to be issued.

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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018. Based on the evaluation of our disclosure controls and procedures as of December 31, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) of the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on this assessment, management concluded that, as of December 31, 2018, our internal control over financial reporting was effective.
The Annual Report on Form 10-K does not include an attestation report from our registered public accounting firm regarding internal control over financial reporting as required by Section 404(b) of Sarbanes-Oxley Act. For as long as we remain an "emerging growth company" as defined in the JOBS Act, we are exempt from the requirement that our registered public accounting firm provide an attestation report on the effectiveness of our control over financial reporting.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item is incorporated by reference to our Proxy Statement for our 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2018.
We have adopted a Code of Conduct, applicable to all of our employees, executive officers and directors. The Code of Conduct is available on our website at www.appian.com. We expect that any amendments to the Code of Conduct, or any waivers of its requirements, will be disclosed on our website (www.appian.com) as required by applicable law or the listing standards of the Nasdaq Stock Market.

Item 11. Executive Compensation.
The information required by this item is incorporated by reference to our Proxy Statement for our 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2018.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated by reference to our Proxy Statement for our 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2018.

Item 13. Certain Relationships and Related Transactions and Director Independence.
The information required by this item is incorporated by reference to our Proxy Statement for our 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2018.

Item 14. Principal Accounting Fees and Services.
The information required by this item is incorporated by reference to our Proxy Statement for our 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2018.

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

(3) Exhibits are incorporated herein by reference or are filed with this Annual Report on Form 10-K as indicated below.

(b) Exhibits

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of Appian Corporation.

3.2(2)	Amended and Restated Bylaws of Appian Corporation.

4.1(3)	Form of Class A common stock certificate of Appian Corporation.

4.2(4)	Amended and Restated Investors' Rights Agreement by and among Appian Corporation and certain of its stockholders, dated February 21, 2014.

10.1+(5)	2007 Stock Option Plan and Form of Option Agreement and Exercise Notice thereunder, as amended to date.

10.2+(6)	2017 Equity Incentive Plan and Forms of Stock Option Agreement, Notice of Exercise and Stock Option Grant Notice thereunder.

10.3+(7)	Non-Employee Director Compensation Plan.

10.4+(8)	Form of Indemnification Agreement by and between Appian Corporation and each of its directors and executive officers.

10.5+(9)	Employment Agreement, dated as of September 7, 2012, by and between Appian Corporation and Matthew Calkins.

10.6+(10)	Employment Agreement, dated as of September 8, 2009, by and between Appian Corporation and Edward Hughes.

10.7+(11)	Form of Amended and Restated Employment Agreement, dated as of April 27, 2017, by and between Appian Corporation and each of Mark Lynch and Chris Winters.

10.8+(12)	Senior Executive Cash Incentive Bonus Plan.

10.9+(13)	Forms of Restricted Stock Unit Grant Notices and Restricted Stock Unit Award Agreements under 2017 Equity Incentive Plan.

10.10+(14)	Forms of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under 2017 Equity Incentive Plan.

10.11+(15)	2017 Equity Incentive Plan French Qualifying Sub-Plan, with Forms of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement thereunder.

10.12+(16)	2017 Equity Incentive Plan CSOP Sub-Plan for UK Eligible Employees, with Forms of CSOP Stock Option Grant Notice and CSOP Option Agreement thereunder.

10.13+(17)	Stock Option Cancellation Agreement, dated December 7, 2018, between Appian Corporation and Matthew Calkins.

10.14(18)	Sublease Agreement, dated as of December 10, 2013, by and between Appian Corporation and College Entrance Examination Board, together with the first and second amendments to the Sublease Agreement.

10.15(19)	Third Amendment to Sublease, dated April 17, 2018, between Appian Corporation and College Entrance Examination Board.

10.16(20)	Deed of Lease, dated April 17, 2018, between Appian Corporation and Tamares 7950 Owner LLC.

10.17†(21)	Software Enterprise OEM License Agreement, dated as of June 15, 2016, by and between Appian Corporation and Kx Systems, Inc.

10.18†(22)	Third Amended and Restated Loan and Security Agreement, dated as of November 1, 2017, by and between Appian Corporation and Silicon Valley Bank.

21.1#	Subsidiaries of Appian Corporation.

23.1#	Consent of BDO USA, LLP, independent registered public accounting firm.

24.1#	Power of Attorney. Reference is made to the signature page hereto.

31.1#	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2#	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#*	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

1.Previously filed as Exhibit 3.2 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-217510), filed with the Securities and Exchange Commission on May 12, 2017, and incorporated herein by reference.
2.Previously filed as Exhibit 3.4 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-217510), filed with the Securities and Exchange Commission on May 10, 2017, and incorporated herein by reference.
3.Previously filed as Exhibit 4.1 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-217510), filed with the Securities and Exchange Commission on May 12, 2017, and incorporated herein by reference.

4.Previously filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-217510), filed with the Securities and Exchange Commission on April 27, 2017, and incorporated herein by reference.
5.Previously filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-217510), filed with the Securities and Exchange Commission on April 27, 2017, and incorporated herein by reference.
6.Previously filed as Exhibit 10.2 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-217510), filed with the Securities and Exchange Commission on May 10, 2017, and incorporated herein by reference.
7.Previously filed as Exhibit 10.3 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-217510), filed with the Securities and Exchange Commission on May 12, 2017, and incorporated herein by reference.
8.Previously filed as Exhibit 10.4 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-217510), filed with the Securities and Exchange Commission on May 10, 2017, and incorporated herein by reference.
9.Previously filed as Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-217510), filed with the Securities and Exchange Commission on April 27, 2017, and incorporated herein by reference.
10.Previously filed as Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-217510), filed with the Securities and Exchange Commission on April 27, 2017, and incorporated herein by reference.
11.Previously filed as Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-217510), filed with the Securities and Exchange Commission on April 27, 2017, and incorporated herein by reference.
12.Previously filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K (File No. 001-38098), filed with the Securities and Exchange Commission on February 23, 2018, and incorporated herein by reference.
13.Previously filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K (File No. 001-38098), filed with the Securities and Exchange Commission on February 23, 2018, and incorporated herein by reference.
14.Previously filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K (File No. 001-38098), filed with the Securities and Exchange Commission on February 23, 2018, and incorporated herein by reference.
15.Previously filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K (File No. 001-38098), filed with the Securities and Exchange Commission on February 23, 2018, and incorporated herein by reference.
16.Previously filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K (File No. 001-38098), filed with the Securities and Exchange Commission on February 23, 2018, and incorporated herein by reference.
17.Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38098), filed with the Securities and Exchange Commission on December 10, 2018, and incorporated herein by reference.
18.Previously filed as Exhibit 10.8 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-217510), filed with the Securities and Exchange Commission on May 8, 2017, and incorporated herein by reference.
19.Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-38098), filed with the Securities and Exchange Commission on April 23, 2018, and incorporated herein by reference.
20.Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38098), filed with the Securities and Exchange Commission on April 23, 2018, and incorporated herein by reference.
21.Previously filed as Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-217510), filed with the Securities and Exchange Commission on April 27, 2017, and incorporated herein by reference.
22.Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 2, 2017, and incorporated herein by reference.

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

APPIAN CORPORATION

Date: February 21, 2019	By:	/s/ Matthew Calkins
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

Signature	Title	Date
/s/ Matthew Calkins Matthew Calkins	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	February 21, 2019
/s/ Mark Lynch Mark Lynch	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 21, 2019
/s/ Robert C. Kramer Robert C. Kramer	General Manager and Director	February 21, 2019
/s/ A.G.W. "Jack" Biddle, III A.G.W. "Jack" Biddle, III	Director	February 21, 2019
/s/ Prashanth “PV” Boccassam Prashanth “PV” Boccassam	Director	February 21, 2019
/s/ Michael G. Devine Michael G. Devine	Director	February 21, 2019
/s/ Barbara “Bobbie” Kilberg Barbara “Bobbie” Kilberg	Director	February 21, 2019
/s/ Michael J. Mulligan Michael J. Mulligan	Director	February 21, 2019