Form 10-Q
period 2019-03-31
APPIAN CORP
filed 2019-05-02
CIK 1441683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Small reporting company	☐
Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Class A Common Stock	APPN	The Nasdaq Stock Market LLC

As of April 29, 2019, there were 31,325,029 shares of the registrant’s Class A common stock and 33,375,276 shares of the registrant’s Class B common stock, each with a par value of $0.0001 per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS
APPIAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	As of	As of
	March 31, 2019	December 31, 2018
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$75,353	$94,930
Accounts receivable, net of allowance of $600 as of March 31, 2019 and December 31, 2018	81,012	79,383
Deferred commissions, current	15,095	14,020
Prepaid expenses and other current assets	20,262	21,293
Total current assets	191,722	209,626
Property and equipment, net	23,340	7,539
Deferred commissions, net of current portion	15,555	15,088
Deferred tax assets	328	326
Other assets	562	601
Total assets	$231,507	$233,180
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$6,364	$9,249
Accrued expenses	12,111	7,464
Accrued compensation and related benefits	12,277	13,796
Deferred revenue, current	100,065	95,523
Other current liabilities	2,102	2,369
Total current liabilities	132,919	128,401
Deferred tax liabilities	41	42
Deferred revenue, net of current portion	14,990	16,145
Deferred rent, net of current portion	19,264	15,400
Total liabilities	167,214	159,988
Stockholders’ equity
Class A common stock—par value $0.0001; 500,000,000 shares authorized and 30,882,834 shares issued and outstanding as of March 31, 2019; 500,000,000 shares authorized and 29,626,054 shares issued and outstanding as of December 31, 2018	3	3
Class B common stock—par value $0.0001; 100,000,000 shares authorized and 33,798,188 shares issued and outstanding as of March 31, 2019; 100,000,000 shares authorized and 34,290,383 shares issued and outstanding as of December 31, 2018	3	3
Additional paid-in capital	226,582	218,284
Accumulated other comprehensive income	882	542
Accumulated deficit	(163,177)	(145,640)
Total stockholders’ equity	64,293	73,192
Total liabilities and stockholders’ equity	$231,507	$233,180
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPIAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended March 31,
	2019	2018
Revenue:
Subscriptions, software and support	$34,909	$26,952
Professional services	24,670	24,744
Total revenue	59,579	51,696
Cost of revenue:
Subscriptions, software and support	3,585	2,628
Professional services	20,481	18,421
Total cost of revenue	24,066	21,049
Gross profit	35,513	30,647
Operating expenses:
Sales and marketing	29,945	22,964
Research and development	13,956	9,870
General and administrative	9,016	8,060
Total operating expenses	52,917	40,894
Operating loss	(17,404)	(10,247)
Other expense (income):
Other income, net	(60)	(918)
Interest expense	71	13
Total other expense (income)	11	(905)
Loss before income taxes	(17,415)	(9,342)
Income tax expense	122	211
Net loss	$(17,537)	$(9,553)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.27)	$(0.16)
Weighted average common shares outstanding:
Basic and diluted	64,306,667	60,850,521
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPIAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2019	2018
Net loss	$(17,537)	$(9,553)
Comprehensive loss, net of income taxes:
Foreign currency translation adjustment	340	(566)
Total other comprehensive loss, net of income taxes	$(17,197)	$(10,119)
 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPIAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

				Accumulated Other Comprehensive Income (Loss)		Total Stockholders' Equity
	Common Stock		Additional Paid-In Capital		Accumulated Deficit
	Shares	Amount
Balance January 1, 2018	60,599,877	$6	$141,268	$439	$(96,189)	$45,524
Net loss	—	—	—	—	(9,553)	(9,553)
Issuance of common stock to directors	2,935	—	—	—	—	—
Exercise of stock options	607,349	—	982	—	—	982
Stock-based compensation expense	—	—	2,240	—	—	2,240
Other comprehensive loss	—	—	—	(565)	—	(565)
Balance, March 31, 2018	61,210,161	$6	$144,490	$(126)	$(105,742)	$38,628

Balance, January 1, 2019	63,916,437	$6	$218,284	$542	$(145,640)	$73,192
Net loss	—	—	—	—	(17,537)	(17,537)
Issuance of common stock to directors	3,461	—	—	—	—	—
Vesting of restricted stock units	482,444	—	—	—	—	—
Exercise of stock options	278,680	—	1,073	—	—	1,073
Stock-based compensation expense	—	—	7,225	—	—	7,225
Other comprehensive income	—	—	—	340	—	340
Balance, March 31, 2019	64,681,022	$6	$226,582	$882	$(163,177)	$64,293
 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPIAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(17,537)	$(9,553)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	798	268
Deferred income taxes	(3)	76
Stock-based compensation	7,225	2,240
Changes in assets and liabilities:
Accounts receivable	(1,702)	1,932
Prepaid expenses and other assets	1,252	(1,085)
Deferred commissions	(1,542)	315
Accounts payable and accrued expenses	1,577	(2,161)
Accrued compensation and related benefits	(1,485)	(2,743)
Other current liabilities	(138)	909
Deferred revenue	3,718	(3,849)
Deferred rent, non-current	3,698	(182)
Net cash used in operating activities	(4,139)	(13,833)
Cash flows from investing activities:
Purchases of property and equipment	(16,595)	(1,036)
Net cash used in investing activities	(16,595)	(1,036)
Cash flows from financing activities:
Proceeds from exercise of common stock options	1,073	983
Net cash provided by financing activities	1,073	983
Effect of foreign exchange rate changes on cash and cash equivalents	84	1,004
Net decrease in cash and cash equivalents	(19,577)	(12,882)
Cash and cash equivalents, beginning of period	94,930	73,758
Cash and cash equivalents, end of period	$75,353	$60,876
Supplemental disclosure of cash flow information:
Cash paid for interest	$69	$8
Cash paid for income taxes	$43	$57
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

2.  Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements and footnotes have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification” or “ASC”) for interim financial information. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, changes in stockholders’ equity and cash flows. The results of operations for the current period are not necessarily indicative of the results for the full year or the results for any future periods. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission (the “SEC”) on February 21, 2019.
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
Significant estimates embedded in the condensed consolidated financial statements include revenue recognition, income taxes and the related valuation allowance and stock-based compensation.
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

APPIAN CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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

APPIAN CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
With regard to our customers, credit evaluation and account monitoring procedures are used to minimize the risk of loss. We believe that no additional credit risk beyond amounts provided for collection loss are inherent in accounts receivable.  Revenue generated from government agencies represented 17.9% and 12.3% of our revenue for the three months ended March 31, 2019 and 2018, respectively, of which the top three federal government agencies generated 7.9% and 6.4% of our revenue for the three months ended March 31, 2019 and 2018, respectively. Additionally, 29.7% and 33.3% of our revenue during the three months ended March 31, 2019 and 2018, respectively, was generated from foreign customers.
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are stated at realizable value, net of an allowance for doubtful accounts. The allowance for doubtful accounts is based on our assessment of the collectability of accounts. We regularly review the composition of the accounts receivable aging, historical bad debts, changes in payment patterns, customer creditworthiness and current economic trends. If the financial condition of our customers were to deteriorate, resulting in their inability to make required payments, additional provisions for doubtful accounts would be required and would increase bad debt expense. To date, our allowance and related bad debt write-offs have been nominal. There was no change in the allowance for doubtful accounts from December 31, 2018 to March 31, 2019.

APPIAN CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Non-Trade Receivables
We record non-trade receivables to reflect amounts due for activities other than sales of subscriptions to our platform and professional services. As of March 31, 2019, our non-trade receivables related entirely to a receivable from our tenant improvement allowance. The tenant improvement allowance receivable was $12.5 million and $14.4 million as of March 31, 2019 and December 31, 2018, respectively, and is classified within prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets. We recognized our initial tenant improvement allowance receivable of $15.8 million related to our new headquarters once we took initial possession of the space in October 2018. We recognized additional tenant improvement allowance receivable of $2.6 million when we took possession of adjacent office space in February 2019.
Deferred Commissions
Deferred commissions are the incremental costs that are directly associated with subscription agreements with customers and consist of sales commissions paid to our direct sales force. Commissions are considered direct and incremental and as such are deferred and amortized over the terms of the related customer contracts consistent with the related revenue. Amortization of deferred commissions is included in sales and marketing expense in the accompanying condensed consolidated statements of operations. Commission expense was $4.4 million and $2.7 million for the three months ended March 31, 2019 and 2018, respectively.
Fair Value of Financial Instruments
The carrying amounts of our cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value as of March 31, 2019 and December 31, 2018 because of the relatively short duration of these instruments.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs
There were no instruments measured at fair value during the three months ended March 31, 2019 and 2018.
Stock-Based Compensation
We account for stock-based compensation expense related to stock-based awards based on the estimated fair value of the award on the grant date. We calculate the fair value of stock options using the Black-Scholes Option Pricing Model. The fair value of restricted stock units is based on the closing market price of our common stock on the Nasdaq Global Market on the date of grant. For service-based awards, stock-based compensation expense is recognized on a straight-line basis over the requisite service period. For performance-based awards, stock-based compensation expense is recognized using the accelerated attribution method, based on the probability of satisfying the performance condition. For awards that contain market conditions, compensation expense is measured using a Monte Carlo simulation and recognized using the accelerated attribution method over the derived service period based on the expected market performance as of the grant date. For restricted stock units, stock-based compensation expense is recognized on a straight-line basis over the requisite service period. We account for forfeitures as they occur, rather than estimating expected forfeitures.

APPIAN CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Emerging Growth Company Status
We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”). The JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to avail ourselves of this extended transition period and, as a result, we will not adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies.
Recent Accounting Pronouncements
Adopted
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which aims to reduce the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 will require adoption on a retrospective basis unless it is impracticable to apply, in which case we would be required to apply the amendments prospectively as of the earliest date practicable. ASU 2016-15 is effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. The adoption of ASU 2016-15 did not have an impact on our condensed consolidated financial statements for the three months ended March 31, 2019.
In February 2018, the FASB issued ASU No. 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income ("ASU 2018-02"), which provides entities the option to reclassify to retained earnings tax effects related to items in accumulated other comprehensive income ("OCI") that the FASB refers to as having been stranded in accumulated OCI as a result of tax reform. ASU 2018-02 is effective for fiscal years beginning after December 15, 2018. The adoption of ASU 2018-02 did not have an impact on our condensed consolidated financial statements for the three months ended March 31, 2019.
Not Yet Adopted
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASC 606”), which provides new guidance for revenue recognition. ASC 606 provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASC 606 also requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. Entities have the option of using either a full retrospective or modified retrospective approach for the adoption of the standard. In March 2016, the FASB issued ASU No. 2016-08, Principal Versus Agent Considerations (Reporting Revenue Gross Versus Net) (“ASU 2016-08”), which clarifies implementation guidance on principal versus agent considerations in ASC 606. In April 2016, the FASB issued ASU No. 2016-10, Identifying Performance Obligations and Licensing (“ASU 2016-10”), which clarifies the identification of performance obligations and the licensing implementation guidance in ASC 606. In addition, in May 2016, the FASB issued ASU No. 2016-12, Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”), which clarifies the guidance on assessing collectibility, presentation of sales taxes, noncash consideration and completed contracts and contract modifications at transition. For public entities, the new standard is effective for annual periods and interim periods within those annual periods, beginning after December 15, 2017. For all other entities, the new standard is effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods beginning after December 15, 2019. We have elected to avail ourselves of the JOBS Act extended transition period that permits us to defer adoption until January 1, 2019. In accordance with guidance, the new standard will be adopted in our Annual Report on Form 10-K for the fiscal year ending December 31, 2019 but will not be adopted in our Quarterly Reports on Form 10-Q to be filed during 2019.
The ASC 606 guidance allows two methods of adoption: retrospectively to each prior reporting period (full retrospective method) or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective method). We are going to adopt the new standard using the modified retrospective method.

APPIAN CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
We are still in the process of quantifying the effects of the adoption of ASC 606 as well as continuing to evaluate the impact of the adoption of the standard on our consolidated financial statements, including our footnotes.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which was further clarified by ASU No. 2018-10, Codification Improvements to Topic 842, Leases, and ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, both issued in July 2018.  ASU 2016-02 requires companies to recognize on the balance sheet the assets and liabilities for the rights and obligations created by lease assets. The new standard also requires additional disclosure of qualitative and quantitative information about the amounts recorded in the financial statements related to lease agreements. If we lose "emerging growth company" status effective December 31, 2019, the new standard will be adopted in our Annual Report on Form 10-K for the year ending December 31, 2019. If the share price of our Class A common stock closes on June 28, 2019, at or above the price it has traded at since June 30, 2018, we will lose "emerging growth company status" effective December 31, 2019. ASU 2016-02 requires a transition adoption election of either (1) a modified retrospective approach with periods prior to the adoption date being restated or (2) a prospective adoption approach with a cumulative-effect adjustment recognized to the opening balance of retained earnings on the adoption date with prior periods not restated. We are currently evaluating the impact the adoption of ASU 2016-02 will have on our condensed consolidated financial statements. We plan to adopt this standard using the prospective adoption approach and electing the practical expedients allowed under the standard. Although we are still evaluating the impact of the adoption of the standard on our condensed consolidated financial statements, we expect there will be a material increase to assets and liabilities related to the recognition of new right-of-use assets and lease liabilities on our balance sheet for leases currently classified as operating leases.
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

APPIAN CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
3.  Accrued Expenses

Accrued expenses consisted of the following as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019	December 31, 2018
Accrued leasehold improvement costs	$4,616	$—
Accrued contract labor costs	3,370	3,128
Accrued hosting costs	1,120	579
Accrued reimbursable employee expenses	551	459
Accrued audit and tax expenses	499	375
Accrued third party license fees	428	729
Accrued marketing and tradeshow expenses	297	229
Other accrued expenses	1,230	1,965
Total	$12,111	$7,464

4.  Debt
Line of Credit
In November 2017, we entered into a $20.0 million revolving line of credit with a lender. The facility matures in November 2022. We may elect whether amounts drawn on the revolving line of credit bear interest at a floating rate per annum equal to either the LIBOR or the prime rate plus an additional interest rate margin that is determined by the availability of the borrowings under the revolving line of credit. The additional interest rate margin will range from 2.00% to 2.50% in the case of LIBOR advances and from 1.00% to 1.50% in the case of prime rate advances. The revolving line of credit contains an unused facility fee in an amount between 0.15% and 0.25% of the average unused portion of the revolving line of credit, which is payable quarterly. The agreement contains certain customary affirmative and negative covenants and requires us to maintain (1) an adjusted quick ratio of at least 1.35 to 1.0 and (ii) minimum adjusted EBITDA, in the amounts and for the periods set forth in the agreement. Any amounts borrowed under the credit facility are collateralized by substantially all of our assets. We were in compliance with all covenants as of March 31, 2019. As of March 31, 2019, we had no outstanding borrowings under the revolving line of credit.

5.  Income Taxes
The provision for income taxes is based upon the estimated annual effective tax rates for the year applied to the current period income before tax plus the tax effect of any significant unusual items, discrete events or changes in tax law. Our operating subsidiaries are exposed to statutory effective tax rates ranging from zero to approximately 33%. Fluctuations in the distribution of pre-tax income among our operating subsidiaries can lead to fluctuations of the effective tax rate in the condensed consolidated financial statements. For the three months ended March 31, 2019 and 2018, the actual effective tax rates were (0.7)% and (0.6)%, respectively.
We assess uncertain tax positions in accordance with Accounting Standards Codification 740-10, Accounting for Uncertainties in Income Taxes. As of March 31, 2019, our net unrecognized tax benefits totaled $1.0 million, of which the entire portion would favorably impact our effective tax rate in the period if recognized. We anticipate that the amount of reasonably possible unrecognized tax benefits that could decrease over the next 12 months due to the expiration of certain statutes of limitations and settlement of tax audits is not material to our consolidated financial statements.
We file income tax returns in the United States federal jurisdiction and in many states and foreign jurisdictions. The tax years 2015 through 2018 remain open to examination by the major taxing jurisdictions to which we are subject. We are not currently under examination by the Internal Revenue Service for any open tax years.

APPIAN CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
6.  Stock-Based Compensation
In May 2017, our board of directors adopted, and our stockholders approved, the 2017 Equity Incentive Plan (the “2017 Plan”), which became effective as of the date of the final prospectus for our initial public offering. The 2017 Plan provides for the grant of incentive stock options to employees, and for the grant of nonstatutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance-based stock awards and other forms of equity compensation to employees, including officers, and to non-employee directors and consultants. We initially reserved 6,421,442 shares of Class A common stock for issuance under the 2017 Plan, which included 421,442 shares that remained available for issuance under our 2007 Stock Option Plan (the “2007 Plan”) at the time that the 2017 Plan became effective. The number of shares reserved under the 2017 Plan increases for any shares subject to outstanding awards originally granted under the 2007 Plan that expire or are forfeited prior to exercise. As a result of the adoption of the 2017 Plan, no further grants may be made under the 2007 Plan. As of March 31, 2019, there were 7,072,843 shares of Class A common stock reserved for issuance under the 2017 Plan, of which 5,642,988 were available to be issued.
The 2007 Plan provided for the grant of stock options to employees, directors, and officers. Stock options under the 2007 Plan are exercisable into shares of Class B common stock and generally expire ten years from the date of grant. Under the 2007 Plan, the exercise price of each award was established by the board of directors, but could not be less than the fair market value of a share of our common stock on the grant date. Stock options generally vest upon the satisfaction of both a service condition and a performance condition. The service condition is satisfied at various rates as determined by us, typically on an annual basis over five years. The performance condition required the occurrence of a qualifying event, defined as a change of control transaction or upon the completion of an initial public offering. The performance condition was satisfied upon the effectiveness of our initial public offering in May 2017.
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
We did not grant any stock options during the three months ended March 31, 2019 or 2018.
Stock Options
The following table summarizes the stock option activity for the three months ended March 31, 2019:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
January 1, 2019	5,021,068	$7.30	6.4	$97,440
Granted	—	—
Exercised	(482,444)	2.28		14,600
Canceled	(32,380)	10.60
Outstanding at March 31, 2019	4,506,244	7.82	6.6	119,919
Exercisable at March 31, 2019	3,053,424	6.89	6.2	84,097
The total fair value of stock options that vested during each of the three months ended March 31, 2019 and 2018 was $0.3 million. As of March 31, 2019, the total compensation cost related to unvested stock options not yet recognized was $2.1 million, which will be recognized over a weighted average period of 2.0 years.

APPIAN CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
In December 2018, we entered into a stock option cancellation agreement with our Chief Executive Officer, pursuant to which vested options to purchase 383,897 shares of Class A common stock were canceled. No compensation expense was recorded as the canceled stock options were fully vested at the time.
Restricted Stock Units
The following table summarizes the restricted stock unit activity for the three months ended March 31, 2019:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested outstanding at January 1, 2019	1,175,049	$26.04
Granted	79,475	35.77
Vested	(278,680)	30.09
Canceled	(12,789)	28.34
Non-vested outstanding at March 31, 2019	963,055	25.65
As of March 31, 2019, total unrecognized compensation cost related to unvested restricted stock units was approximately $21.1 million, which will be recognized over a weighted average period of 2.4 years.
In November 2018, our board of directors approved the grant of 255,930 restricted stock units under the 2017 Plan at a fair value of $30.06 per share to three of our co-founders. The value of these awards at the grant date was $7.7 million and was amortized over the vesting periods. The restricted stock units vested during the three months ended March 31, 2019.
The following table summarizes the components of our stock-based compensation expense for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
Stock-based compensation expense related to restricted stock units	$6,769	$894
Stock-based compensation expense related to stock options	364	1,254
Stock-based compensation expense related to the issuance of common stock to directors	92	92
Total stock-based compensation expense	$7,225	$2,240
Stock-based compensation expense for restricted stock units, stock options and issuances of common stock is included in the following line items in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
Cost of revenue
Subscriptions, software and support	$154	$110
Professional services	1,974	220
Operating expenses
Sales and marketing	2,381	507
Research and development	2,115	391
General and administrative	601	1,012
Total stock-based compensation expense	$7,225	$2,240

APPIAN CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
7.  Stockholders’ Equity
As of March 31, 2019, we had authorized 500,000,000 shares of Class A common stock and 100,000,000 shares of Class B common stock, each with a par value of $0.0001 per share, of which 30,882,834 shares of Class A common stock and 33,798,188 shares of Class B common stock were issued and outstanding. The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion rights. The holders of Class A common stock are entitled to one vote per share, and the holders of Class B common stock are entitled to ten votes per share, on all matters that are subject to stockholder vote. The holders of Class B common stock also have approval rights for certain corporate actions. Each share of Class B common stock may be converted into one share of Class A common stock at the option of its holder and will be automatically converted into one share of Class A common stock upon transfer thereof, subject to certain exceptions. In addition, upon the date on which the outstanding shares of Class B common stock represent less than 10% of the aggregate voting power of our capital stock, all outstanding shares of Class B common stock shall convert automatically into Class A common stock.

8.  Basic and Diluted Loss per Common Share
The following securities have been excluded from the calculation of weighted average common shares outstanding because the effect is anti-dilutive or performance or market conditions had not been met at the end of the period:

	Three Months Ended March 31,
	2019	2018
Stock options	4,506,244	6,367,978
Restricted stock units	963,055	849,550

9.  Commitments and Contingencies
Operating Leases
We lease office space and equipment in our headquarters location in Reston, Virginia, as well as in the United Kingdom, France, Germany, Canada, Italy, Australia, the Netherlands, Singapore and Spain, under non-cancellable operating lease agreements which have various expiration dates through 2031 for our office space and various expiration dates through 2020 for our equipment.
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
The lease for the new headquarters contains a tenant improvement allowance of up to $18.4 million from the landlord. The tenant improvement allowance is accounted for as a lease incentive obligation and is amortized as a reduction to rent expense over the lease term. We recorded a lease incentive obligation when we took initial possession of the first phase of the new headquarters. We took initial possession of the second phase in February 2019 and recorded an additional lease incentive obligation. As of March 31, 2019, $1.4 million was included in other current liabilities and $16.4 million was included in deferred rent, net of current portion on the accompanying consolidated balance sheets. As of December 31, 2018, $1.2 million was included in other current liabilities and $14.4 million was included in deferred rent, net of current portion on the accompanying consolidated balance sheets.

Lease Related Commitments
Lease related commitments include payments to third-party vendors for services related to our new headquarters.

APPIAN CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
A summary of our future minimum lease commitments and other commitments by year as of March 31, 2019 is as follows (in thousands):

	Office Leases	Equipment Leases	Lease Related Commitments
Remainder of 2019	$5,269	$142	$15,807
2020	6,380	22	—
2021	8,339	—	—
2022	6,948	—	—
2023	6,992	—	—
Thereafter	65,169	—	—
	99,097	164	15,807
Less: tenant improvement allowance	—	—	(12,498)
Total	$99,097	$164	$3,309

We record rent expense using the total minimum rent commitment, amortized using the straight-line method over the term of the lease. The difference between monthly rental payments and recorded rent expense is charged to deferred rent. As of March 31, 2019 and December 31, 2018, deferred rent totaled $21.1 million and $17.4 million, respectively, and is included within other current liabilities and deferred rent, net of current portion on the accompanying condensed consolidated balance sheets. In addition to rental payments, certain leases require additional payments for real estate taxes, common area maintenance and insurance, which are expensed when incurred and not included in future minimum payments.
Total rent and lease expense was $3.1 million and $2.1 million for the three months ended March 31, 2019 and 2018, respectively.
Other Commitments
We also have entered into a non-cancellable agreement for the use of technology that is integral in the development of our software and pay annual royalty fees of $0.3 million.
Letters of Credit
As of each of March 31, 2019 and December 31, 2018, we had outstanding letters of credit totaling $10.5 million in connection with securing our leased office space. All letters of credit are secured by our borrowing arrangement as described in Note 4.
Legal
From time to time, we are subject to legal, regulatory and other proceedings and claims that arise in the ordinary course of business. There are no issues or resolution of any matters that are expected to have a material adverse impact on our consolidated financial statements.

APPIAN CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
10.  Segment and Geographic Information
The following table summarizes revenue by geography for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
Domestic	$41,883	$34,481
International	17,696	17,215
Total	$59,579	$51,696
With respect to geographic information, revenue is attributed to respective geographies based on the contracting address of the customer. There were no individual foreign countries from which more than 10% of our total revenue was attributable for the three months ended March 31, 2019. Revenues from external customers attributed to the United Kingdom were 10.6% of our total revenue for the three months ended March 31, 2018. Substantially all of our long-lived assets were held in the United States as of March 31, 2019 and December 31, 2018.

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with (1) our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and (2) the audited consolidated financial statements and the related notes and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2018 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission, or SEC, on February 21, 2019.
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will,” “would” or the negative or plural of these words or similar expressions or variations, including statements regarding our future financial and operating performance, anticipated expansion of the usage of partners to perform professional services and our anticipated capital expenditures on our new headquarters. Such forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors,” set forth in Part I, Item 1A of our Annual Report on Form 10-K filed with the SEC on February 21, 2019 and in our other filings with the SEC. You should not rely upon forward-looking statements as predictions of future events. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
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

Our customers include financial services, life sciences, government, telecommunications, media, energy, manufacturing and transportation organizations. Generally, our sales force targets its efforts to organizations with over 2,000 employees and $2 billion in annual revenue. Revenue from government agencies represented 17.9% and 12.3% of our total revenue in the three months ended March 31, 2019 and 2018, respectively. No single end-customer accounted for more than 10% of our total revenue in the three months ended March 31, 2019 or 2018.
Our platform supports multiple languages to facilitate collaboration and address challenges in multi-national organizations. We offer our platform globally. In the three months ended March 31, 2019 and 2018, 29.7% and 33.3%, respectively, of our total revenue was generated from customers outside of the United States. As of March 31, 2019, we operated in 12 countries. We believe that we have a significant opportunity to grow our international footprint. We are investing in new geographies, including through investment in direct and indirect sales channels, professional services and customer support and implementation partners.
Our Business Model
Our business model focuses on maximizing the lifetime value of customer relationships, which is a function of the duration of a customer’s deployment of Appian as well as the price and number of subscriptions of Appian that a customer purchases. The costs we incur with respect to any customer may exceed revenue from that customer in earlier periods because we generally recognize costs associated with customer acquisition faster than we generate and recognize the associated revenue. We incur significant customer acquisition costs, including expenses associated with hiring new sales representatives, who generally take more than one year to become productive given the length of our sales cycle, and marketing costs, all of which, with the exception of sales commissions, are expensed as incurred.
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
•Growth of Our Customer Base. We believe we have a substantial opportunity to grow our customer base. We define a customer as an entity with an active subscription or active maintenance and support contract related to a perpetual software license as of the specified measurement date. To the extent we contract with one or more entities under common control, we count those entities as separate customers. We have aggressively invested, and intend to continue to invest, in our sales force in order to drive sales to new customers. In particular, we have recently made, and plan to continue to make, investments to enhance the expertise of our sales and marketing organization within our key industry verticals of financial services, life sciences and government. In addition, we have established relationships with strategic partners who work with organizations undergoing digital transformations. Our ability to continue to grow our customer base is dependent, in part, upon our ability to compete within the increasingly competitive markets in which we participate.

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
•Mix of Subscription and Professional Services Revenue. We believe our professional services have driven customer success and facilitated the adoption of our platform by customers. During the initial period of deployment by a customer, we generally provide a greater amount of support in building applications and training than later in the deployment, with a typical engagement extending from two to six months. At the same time, many of our customers have historically purchased subscriptions only for a limited set of their total potential end users. As a result of these factors, the proportion of total revenue for a customer associated with professional services is relatively high during the initial deployment period. Over time, as the need for professional services associated with user deployments decreases and the number of end users increases, we expect the mix of total revenue to shift more toward subscription revenue. In addition, we intend to further grow our base of strategic partners to provide broader customer coverage and solution delivery capabilities. These partners perform professional services with respect to any new service contracts they sign with our customers. As the usage of partners expands, we expect the proportion of our total revenue from subscriptions to increase over time relative to professional services. For the three months ended March 31, 2019 and 2018, 58.6% and 52.1% of our revenue, respectively, was derived from sales of subscriptions, software and support, while the remaining 41.4% and 47.9%, respectively, was derived from the sale of professional services.
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
Key Metrics
We monitor the following metrics to help us measure and evaluate the effectiveness of our operations (dollars in thousands):

	Three Months Ended March 31,
	2019	2018
Subscription Revenue	$33,586	$25,488

	As of March 31,
	2019	2018
Subscription Revenue Retention Rate	116%	119%
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
Our revenue is comprised of the following:
Subscriptions, Software and Support
Subscriptions, software and support revenue is primarily derived from:
•SaaS subscriptions bundled with maintenance and support and hosting services; and
•on-premises term license subscriptions bundled with maintenance and support.
Our maintenance and support agreements provide customers with the right to unspecified software upgrades, maintenance releases and patches released during the term of the maintenance and support agreement on a when-and-if-available basis, and rights to technical support. When our platform is deployed within a customer’s own data center or private cloud, it is installed on the customer’s infrastructure and generally offered as a term license. When our platform is delivered as a SaaS subscription, we handle its operational needs in third-party hosted data centers.
Professional Services
Our professional services revenue is comprised of fees for consulting services, including application development and deployment assistance and training related to our platform. Over time, as the need for professional services associated with user deployments decreases and the number of end users increases, we expect the mix of total revenue to shift more toward subscription revenue. We have several strategic partnerships, including with KPMG, PricewaterhouseCoopers and Deloitte. Our agreements with our strategic partners have indefinite terms and may be terminated for convenience by either party. We intend to further grow our base of strategic partners to provide broader customer coverage and solution delivery capabilities. These partners refer software subscription customers to us and, generally, perform professional services with respect to any new service contracts they originate, increasing our software subscription revenue without any change to our professional services revenue. As we expand the usage of partners, we expect professional services revenue to decline as a percentage of total revenue over time since our partners may perform professional services associated with software subscriptions that we sell.

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
Professional Services
Cost of professional services revenue includes all direct and indirect costs to deliver our professional services and training, including employee compensation for our global professional services and training personnel, third-party contractor costs, allocated facility costs and overhead, as well as the costs of billable expenses, such as travel and lodging. The unpredictability of the timing of entering into significant professional services agreements sold on a standalone basis may cause significant fluctuations in our quarterly financial results.
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
Subscriptions, Software and Support Gross Margin. Subscriptions, software and support gross margin is primarily affected by the growth in our subscriptions, software and support revenue as compared to the growth in, and timing of, costs to support such revenue. We expect to continue to invest in the customer support and SaaS operations to support the growth in the business and the timing of those investments is expected to cause gross margins to fluctuate.
Professional Services Gross Margin. Professional services gross margin is affected by the growth in our professional services revenue as compared to the growth in, and timing of, the cost of our professional services organization as we continue to invest in the growth of our business. Professional services gross margin is also impacted by the ratable recognition of some of our professional services revenue as compared to the recognition of related costs of services in the period incurred, as well as the amount of services performed by subcontractors as opposed to internal resources. Our professional services gross margin is also impacted by the amount of services performed by partners as opposed to internal resources.
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
Other Expense (Income)
Other Income, Net
Other income, net consists primarily of unrealized and realized gains and losses related to changes in foreign currency exchange rates and interest income on our cash and cash equivalents.
Interest Expense
Interest expense consists primarily of interest on our debt and unused fees on our credit facility and commitment fees on our letters of credit.

Results of Operations
The following table sets forth our consolidated statement of operations data:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Consolidated Statement of Operations Data:
Revenue:
Subscriptions, software and support	$34,909	$26,952
Professional services	24,670	24,744
Total revenue	59,579	51,696
Cost of revenue:
Subscriptions, software and support	3,585	2,628
Professional services	20,481	18,421
Total cost of revenue	24,066	21,049
Gross profit	35,513	30,647
Operating expenses:
Sales and marketing	29,945	22,964
Research and development	13,956	9,870
General and administrative	9,016	8,060
Total operating expenses	52,917	40,894
Operating loss	(17,404)	(10,247)
Other expense (income):
Other income, net	(60)	(918)
Interest expense	71	13
Total other expense (income)	11	(905)
Loss before income taxes	(17,415)	(9,342)
Income tax expense	122	211
Net loss	$(17,537)	$(9,553)

The following table sets forth our consolidated statement of operations data expressed as a percentage of total revenue:

	Three Months Ended March 31,
	2019	2018
Consolidated Statement of Operations Data:
Revenue:
Subscriptions, software and support	58.6%	52.1%
Professional services	41.4	47.9
Total revenue	100.0	100.0
Cost of revenue:
Subscriptions, software and support	6.0	5.1
Professional services	34.4	35.6
Total cost of revenue	40.4	40.7
Gross margin	59.6	59.3
Operating expenses:
Sales and marketing	50.3	44.4
Research and development	23.4	19.1
General and administrative	15.1	15.6
Total operating expenses	88.8	79.1
Operating loss	(29.2)	(19.8)
Other expense (income):
Other income, net	(0.1)	(1.8)
Interest expense	0.1	—
Total other expense (income)	—	(1.8)
Loss before income taxes	(29.2)	(18.0)
Income tax expense	0.2	0.4
Net loss	(29.4)%	(18.4)%
Comparison of the Three Months Ended March 31, 2019 and 2018
Revenue

	Three Months Ended March 31,		% Change
	2019	2018
	(dollars in thousands)
Revenue
Subscriptions, software and support	$34,909	$26,952	29.5%
Professional services	24,670	24,744	(0.3)
Total revenue	$59,579	$51,696	15.2

Total revenue increased $7.9 million, or 15.2%, in the three months ended March 31, 2019 compared to the same period in 2018, due to an increase in our subscriptions, software and support revenue of $8.0 million, offset by a decrease in our professional services revenue of $0.1 million.  The increase in subscriptions, software and support revenue was attributable to $4.3 million of revenue from expanded deployments and corresponding sales of additional subscriptions to existing customers and $3.7 million in sales of subscriptions to new customers.  The decrease in professional services revenue was due to an increase in the usage of our partners for professional service engagements.

Cost of Revenue

	Three Months Ended March 31,		% Change
	2019	2018
	(dollars in thousands)
Cost of revenue:
Subscriptions, software and support	$3,585	$2,628	36.4%
Professional services	20,481	18,421	11.2
Total cost of revenue	$24,066	$21,049	14.3
Subscriptions, software and support gross margin	89.7%	90.2%
Professional services gross margin	17.0	25.6
Total gross margin	59.6	59.3

Cost of revenue increased $3.0 million, or 14.3%, in the three months ended March 31, 2019 compared to the same period in 2018, primarily due to a $3.3 million increase in professional services and product support personnel costs, a $0.6 million increase in facility and overhead costs and a $0.5 million increase in other cost of revenue, offset by a $1.2 million decrease in contractor costs and a $0.2 million decrease in billable expenses. Personnel costs increased due to an increase in professional services and product support staff personnel headcount of 20.7% from March 31, 2018 to March 31, 2019 and a $1.8 million increase in stock-based compensation expense during the three months ended March 31, 2019 due to the vesting of restricted stock units granted to three of our co-founders in the three months ended December 31, 2018. These restricted stock units vested in the three months ended March 31, 2019. Facility and overhead costs increased to support our personnel growth. The increase in other cost of revenue was due to increased hosting costs as sales of our cloud offering increased in the three months ended March 31, 2019. Contractor costs decreased in the three months ended March 31, 2019 compared to the same period in 2018 because of a decrease in the usage of subcontractors for professional service engagements and a decrease in the average hourly rate for subcontractors. Billable expenses decreased in the three months ended March 31, 2019 compared to the same period in 2018 because of a decrease in the utilization rate of professional services resources.
Subscriptions, software and support gross margin decreased to 89.7% in the three months ended March 31, 2019 compared to 90.2% in the same period in 2018 due to increased hosting costs as sales of our cloud offering increased and became a larger proportion of our overall subscription, software and support revenue. Professional services gross margin decreased to 17.0% in the three months ended March 31, 2019 compared to 25.6% in the same period in 2018 due to a $1.8 million increase in stock-based compensation expense during the three months ended March 31, 2019 due to the vesting of restricted stock units granted to three of our co-founders. There was also an increase in the use of customer success managers during the three months ended March 31, 2019 compared to the same period in 2018. To a lesser degree, the gross margin of our professional services revenue for the three months ended March 31, 2019 was also negatively impacted by a decrease in the utilization rate of professional services resources as compared to the three months ended March 31, 2018 due to an increase in the usage of our partners for professional service engagements. Due to the higher percentage of subscriptions, software and support revenue for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018, gross margin increased to 59.6% in the three months ended March 31, 2019 compared to 59.3% in the same period in 2018.
Sales and Marketing Expense

	Three Months Ended March 31,		% Change
	2019	2018
	(dollars in thousands)
Sales and marketing	$29,945	$22,964	30.4%
% of revenue	50.3%	44.4%

Sales and marketing expense increased $7.0 million, or 30.4%, in the three months ended March 31, 2019 compared to the same period in 2018, primarily due to a $5.2 million increase in sales and marketing personnel costs, a $1.4 million increase in facility and overhead costs, a $0.2 million increase in both marketing costs and professional fees. Personnel costs increased due to an increase in sales and marketing personnel headcount by 17.4% from March 31, 2018 to March 31, 2019, increased sales commissions driven by our revenue growth and a $1.9 million increase in stock-based compensation expense during the three months ended March 31, 2019 due to the vesting of restricted stock units granted to three of our co-founders in the three months ended December 31, 2018. These restricted stock units vested in the three months ended March 31, 2019. Facility and overhead costs increased to support our personnel growth. Marketing costs increased due to a rise in marketing event sponsorship and attendance, as well as an increase in public relations expense. Professional fees increased due to an increase in consulting fees to support our ongoing marketing events and activities.
Research and Development Expense

	Three Months Ended March 31,		% Change
	2019	2018
	(dollars in thousands)
Research and development	$13,956	$9,870	41.4%
% of revenue	23.4%	19.1%

Research and development expense increased $4.1 million, or 41.4%, in the three months ended March 31, 2019 compared to the same period in 2018, primarily due to a $3.4 million increase in research and development personnel costs, a $0.6 million increase in facility and overhead costs and a $0.1 million increase in professional fees. Personnel costs increased due to an increase in research and development personnel headcount by 24.4% from March 31, 2018 to March 31, 2019 and a $1.7 million increase in stock-based compensation expense during the three months ended March 31, 2019 due to the vesting of restricted stock units granted to three of our co-founders in the three months ended December 31, 2018. These restricted stock units vested in the three months ended March 31, 2019. Facility and overhead costs increased to support our personnel growth. Professional fees increased due to an increase in consulting fees to support the development and enhancement of our platform.
General and Administrative Expense

	Three Months Ended March 31,		% Change
	2019	2018
	(dollars in thousands)
General and administrative expense	$9,016	$8,060	11.9%
% of revenue	15.1%	15.6%

General and administrative expense increased $0.9 million, or 11.9%, in the three months ended March 31, 2019 compared to the same period in 2018, primarily due to a $0.6 million increase in facility and overhead costs and a $0.4 million increase in general and administrative personnel costs, offset by a $0.1 million decrease in professional fees. Facility and overhead costs increased to support our personnel growth. Personnel costs increased due to an increase in general and administrative personnel headcount by 19.8% from March 31, 2018 to March 31, 2019 in order to support the additional requirements of being a public company, offset by a $0.4 million decrease in stock-based compensation expense during the three months ended March 31, 2019. Stock-based compensation expense decreased during the three months ended March 31, 2019 due to the vesting of an option to purchase 1,828,080 shares of our Class A common stock in August 2018. Professional fees decreased due to a decrease in legal fees. In the three months ended March 31, 2018, additional legal fees were incurred during the negotiation of the lease agreement for our new headquarters.

Other Income, Net

	Three Months Ended March 31,		% Change
	2019	2018
	(dollars in thousands)
Other income, net	$(60)	$(918)	(93.5)%
% of revenue	(0.1)%	(1.8)%

Other income, net decreased by $0.9 million in the three months ended March 31, 2019 compared to the same period in 2018, primarily due to $0.3 million in foreign exchange loss in the three months ended March 31, 2019 compared to $0.8 million in foreign exchange gain in the three months ended March 31, 2018. The increase in foreign exchange loss was primarily due to currency fluctuations of the British Pound Sterling, Euro, Australian dollar and Swiss Franc versus the U.S. dollar during the three months ended March 31, 2019 compared to the same period in 2018. There was also a $0.2 million increase in interest income in the three months ended March 31, 2019 compared to the same period in 2018.
Interest Expense

	Three Months Ended March 31,
	2019	2018
	(dollars in thousands)
Interest expense	$71	$13
% of revenue	0.1%	—%

Interest expense increased by $0.1 million in the three months ended March 31, 2019 compared to the same period in 2018, primarily due to commitment fees on the letter of credit to fund the security deposit required by the lease for our new headquarters.
Liquidity and Capital Resources
As of March 31, 2019, we had $75.4 million of cash and cash equivalents.
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

The following table shows a summary of our cash flows for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Cash used in operating activities	$(4,139)	$(13,833)
Cash used in investing activities	(16,595)	(1,036)
Cash provided by financing activities	1,073	983
Sources of Funds
We have financed our operations in large part with equity and debt financing arrangements, including net proceeds of $77.8 million from our initial public offering in May 2017 and net proceeds of $57.8 million from our underwritten public offering in August 2018, as well as through sales of software and professional services and borrowings under our credit facilities. We expect to finance approximately $5.0 million of furniture and equipment associated with the build-out of our new headquarters.
As of March 31, 2019, we had no outstanding borrowings. In November 2017, we entered into a $20.0 million revolving line of credit with a lender. The facility matures in November 2022. We may elect whether amounts drawn on the revolving line of credit bear interest at a floating rate per annum equal to either the LIBOR or the prime rate plus an additional interest rate margin that is determined by the availability of borrowings under the revolving line of credit. The additional interest rate margin will range from 2.00% to 2.50% in the case of LIBOR advances and from 1.00% to 1.50% in the case of prime rate advances. The revolving line of credit contains an unused facility fee in an amount between 0.15% and 0.25% of the average unused portion of the revolving line of credit, which is payable quarterly. The agreement contains certain customary affirmative and negative covenants and requires us to maintain (1) an adjusted quick ratio of at least 1.35 to 1.0 and (ii) minimum adjusted EBITDA in the amounts and for the periods set forth in the agreement. Any amounts borrowed under the credit facility are collateralized by substantially all of our assets. We were in compliance with all covenants as of March 31, 2019.
Use of Funds
Our principal uses of cash are funding operations and other working capital requirements. Over the past several years, revenue has increased significantly from year to year and, as a result, cash flows from customer collections have increased. However, operating expenses have also increased as we have invested in growing our business. Our operating cash requirements may increase in the future as we continue to invest in the strategic growth of our company. Our cash requirements will also increase in the near future as we continue construction of our new headquarters. We expect to spend approximately $20.0 million above the tenant improvement allowance provided by the landlord on the build-out of our new headquarters, approximately $5.0 million of which we expect will be financed for the purchase of furniture and equipment. Based on what we have incurred as of March 31, 2019, we expect our remaining net expenditures above the tenant improvement allowance to be less than $5.0 million.
Historical Cash Flows
Operating Activities
For the three months ended March 31, 2019, net cash used in operating activities of $4.1 million consisted of a net loss of $17.5 million, offset by $8.0 million in adjustments for non-cash items and $5.4 million of cash provided changes in working capital. Adjustments for non-cash items consisted of stock-based compensation of $7.2 million and depreciation and amortization expense of $0.8 million. The increase in cash and cash equivalents resulting from changes in working capital primarily consisted of a $3.7 million increase in deferred revenue, as a result of increased subscription sales. There was also a $3.7 million increase in deferred rent, non-current, as a result of taking initial possession of the second phase of our new headquarters in February 2019 and recording an additional lease incentive obligation. There was also a $1.6 million increase in accounts payable and accrued expenses, primarily due to the timing of payments, a $1.2 million decrease in prepaid expenses and other assets, primarily due to a decrease in the non-trade receivable resulting from our tenant improvement allowance. In accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP, the $4.5 million of tenant improvement allowance reimbursements received during the three months ended March 31, 2019 are a source of cash in operating activities, whereas the capital expenditures are recorded as cash used in investing activities. These increases were partially offset by a $1.7 million increase in accounts receivable, due to increased sales in the three months ended March 31, 2019 as well as the timing of billings and collections. There was also a $1.5 million increase in deferred commissions due to increased sales, a $1.5 million decrease in accrued compensation and related benefits, primarily due to the payment of year-end bonuses, and a $0.1 million decrease in other current liabilities.
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
Investing Activities
For the three months ended March 31, 2019, net cash used in investing activities was $16.6 million, for the build-out of our new headquarters and the purchase of property and equipment. For the three months ended March 31, 2018, net cash used in investing activities was $1.0 million, for the purchase of property and equipment.
Financing Activities
For the three months ended March 31, 2019 and 2018, net cash provided by financing activities was $1.1 million and $1.0 million, respectively, consisting of proceeds received from stock option exercises.
Contractual Obligations and Commitments
As of March 31, 2019, there was no material change in our contractual obligations and commitments from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 21, 2019.
Off-Balance Sheet Arrangements
As of March 31, 2019, we did not have any relationships with unconsolidated entities or financial partnerships, including entities sometimes referred to as structured finance or special purpose entities that were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We do not engage in off-balance sheet financing arrangements. In addition, we do not engage in trading activities involving non-exchange traded contracts. We believe, therefore, that we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.
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
There have been no material changes in our critical accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 21, 2019.

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
Interest Rate Risk
We had cash and cash equivalents of $75.4 million as of March 31, 2019, which consisted of cash in readily available checking accounts and overnight repurchase investments. These securities are not dependent on interest rate fluctuations that may cause the principal amount of these assets to fluctuate.
At March 31, 2019, we had no outstanding borrowings.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019. Based on the evaluation of our disclosure controls and procedures as of March 31, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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

Item 1A.  RISK FACTORS.
Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors described in "Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 21, 2019. There have been no material changes to the risk factors described in that report.

Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

a.Recent Sales of Unregistered Equity Securities
Not applicable.

b.Use of Proceeds
Not applicable.

c.Issuer Purchases of Equity Securities
Not applicable.

Item 3.   DEFAULTS UPON SENIOR SECURITIES.
Not applicable.

Item 4.   MINE SAFETY DISCLOSURES.
Not applicable.

Item 5.   OTHER INFORMATION.
Not applicable.

ITEM 6.	EXHIBITS.

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of Appian Corporation.

3.2(2)	Amended and Restated Bylaws of Appian Corporation.

4.1 (3)	Form of Class A common stock certificate of Appian Corporation.

31.1#	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2#	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#*	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

APPIAN CORPORATION

May 2, 2019	By:	/s/ Matthew Calkins
Name: Matthew Calkins
Title: Chief Executive Officer and Chairman of the Board (On behalf of the Registrant and as Principal Executive Officer)