Form 10-Q
period 2019-06-30
APPIAN CORP
filed 2019-08-08
CIK 1441683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from          to
Commission File Number: 001-38098

APPIAN CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Delaware	54-1956084
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7950 Jones Branch Drive Tysons, VA	22102
(Address of principal executive offices)	(Zip Code)
11955 Democracy Drive, Suite 1700 Reston, VA	20190
(Former address)	(Zip Code)
Registrant’s telephone number, including area code: (703) 442-8844

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Class A Common Stock	APPN	The Nasdaq Stock Market LLC

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐    No  ☒
As of August 5, 2019, there were 31,509,538 shares of the registrant’s Class A common stock and 33,374,676 shares of the registrant’s Class B common stock, each with a par value of $0.0001 per share, outstanding.

PART I—FINANCIAL INFORMATION
Item 1.   FINANCIAL STATEMENTS
APPIAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	As of	As of
	June 30, 2019	December 31, 2018
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$81,101	$94,930
Accounts receivable, net of allowance of $600 as of June 30, 2019 and December 31, 2018	70,381	79,383
Deferred commissions, current	17,492	14,020
Prepaid expenses and other current assets	7,707	21,293
Total current assets	176,681	209,626
Property and equipment, net	36,823	7,539
Deferred commissions, net of current portion	13,897	15,088
Deferred tax assets	445	326
Other assets	585	601
Total assets	$228,431	$233,180
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$10,173	$9,249
Accrued expenses	12,075	7,464
Accrued compensation and related benefits	10,563	13,796
Deferred revenue, current	97,556	95,523
Capital leases, current	1,169	—
Other current liabilities	1,852	2,369
Total current liabilities	133,388	128,401
Deferred tax liabilities	20	42
Deferred revenue, net of current portion	14,597	16,145
Deferred rent, net of current portion	20,150	15,400
Capital leases, net of current portion	2,504	—
Total liabilities	170,659	159,988
Stockholders’ equity
Class A common stock—par value $0.0001; 500,000,000 shares authorized and 31,462,892 shares issued and outstanding as of June 30, 2019; 500,000,000 shares authorized and 29,626,054 shares issued and outstanding as of December 31, 2018	3	3
Class B common stock—par value $0.0001; 100,000,000 shares authorized and 33,374,676 shares issued and outstanding as of June 30, 2019; 100,000,000 shares authorized and 34,290,383 shares issued and outstanding as of December 31, 2018	3	3
Additional paid-in capital	230,185	218,284
Accumulated other comprehensive income	152	542
Accumulated deficit	(172,571)	(145,640)
Total stockholders’ equity	57,772	73,192
Total liabilities and stockholders’ equity	$228,431	$233,180

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPIAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue:
Subscriptions, software and support	$39,259	$33,047	$74,168	$59,999
Professional services	27,652	26,836	52,322	51,580
Total revenue	66,911	59,883	126,490	111,579
Cost of revenue:
Subscriptions, software and support	4,036	2,824	7,621	5,452
Professional services	19,015	18,750	39,496	37,171
Total cost of revenue	23,051	21,574	47,117	42,623
Gross profit	43,860	38,309	79,373	68,956
Operating expenses:
Sales and marketing	31,148	27,384	61,093	50,348
Research and development	12,765	10,785	26,721	20,655
General and administrative	9,261	8,425	18,277	16,485
Total operating expenses	53,174	46,594	106,091	87,488
Operating loss	(9,314)	(8,285)	(26,718)	(18,532)
Other (income) expense:
Other (income) expense, net	(256)	2,593	(316)	1,675
Interest expense	69	54	140	67
Total other (income) expense	(187)	2,647	(176)	1,742
Loss before income taxes	(9,127)	(10,932)	(26,542)	(20,274)
Income tax expense	267	35	389	246
Net loss	$(9,394)	$(10,967)	(26,931)	(20,520)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.15)	$(0.18)	$(0.42)	$(0.34)
Weighted average common shares outstanding:
Basic and diluted	64,753,044	61,401,466	64,531,089	61,127,516
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPIAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net loss	$(9,394)	$(10,967)	$(26,931)	$(20,520)
Comprehensive loss, net of income taxes:
Foreign currency translation adjustment	(730)	1,103	(390)	537
Total other comprehensive loss, net of income taxes	$(10,124)	$(9,864)	$(27,321)	$(19,983)
 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPIAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

				Accumulated Other Comprehensive Income (Loss)		Total Stockholders' Equity
	Common Stock		Additional Paid-In Capital		Accumulated Deficit
	Shares	Amount
Balance January 1, 2018	60,599,877	$6	$141,268	$439	$(96,189)	$45,524
Net loss	―	―	―	―	(20,520)	(20,520)
Issuance of common stock to directors	6,605	―	―	―	―	—
Exercise of stock options	1,006,398	―	2,072	―	―	2,072
Stock-based compensation expense	―	―	4,446	―	―	4,446
Other comprehensive income	―	―	―	537	―	537
Balance, June 30, 2018	61,612,880	$6	$147,786	$976	$(116,709)	$32,059

Balance, January 1, 2019	63,916,437	$6	$218,284	$542	$(145,640)	$73,192
Net loss	—	—	—	—	(26,931)	(26,931)
Issuance of common stock to directors	6,145	—	—	—	—	—
Vesting of restricted stock units	284,690	—	—	—	—	—
Exercise of stock options	630,296	—	1,987	—	—	1,987
Stock-based compensation expense	—	—	9,914	—	—	9,914
Other comprehensive loss	—	—	—	(390)	—	(390)
Balance, June 30, 2019	64,837,568	$6	$230,185	$152	$(172,571)	$57,772
 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPIAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(26,931)	$(20,520)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,933	951
Loss on disposal of equipment	145	—
Bad debt expense	97	—
Deferred income taxes	(47)	77
Stock-based compensation	9,914	4,446
Changes in assets and liabilities:
Accounts receivable	8,861	(9,095)
Prepaid expenses and other assets	13,453	(311)
Deferred commissions	(2,281)	(3,062)
Accounts payable and accrued expenses	5,458	3,480
Accrued compensation and related benefits	(3,181)	1,995
Other current liabilities	(269)	951
Deferred revenue	189	(1,368)
Deferred rent, non-current	4,584	(1,160)
Net cash provided by (used in) operating activities	11,925	(23,616)
Cash flows from investing activities:
Purchases of property and equipment	(27,689)	(1,593)
Net cash used in investing activities	(27,689)	(1,593)
Cash flows from financing activities:
Proceeds from exercise of common stock options	1,987	2,072
Net cash provided by financing activities	1,987	2,072
Effect of foreign exchange rate changes on cash and cash equivalents	(52)	(258)
Net decrease in cash and cash equivalents	(13,829)	(23,395)
Cash and cash equivalents, beginning of period	94,930	73,758
Cash and cash equivalents, end of period	$81,101	$50,363
Supplemental disclosure of cash flow information:
Cash paid for interest	$170	$21
Cash paid for income taxes	$116	$175
Supplemental disclosure of non-cash financing information:
Capital lease obligations to acquire new office furniture and fixtures	$3,673	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPIAN CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Organization and Description of Business
Appian Corporation (together with its subsidiaries, “Appian,” the “Company,” “we” or “our”) provides a low-code software development platform that allows companies to rapidly build powerful business applications. The applications created on our platform help companies drive digital transformation and competitive differentiation. We were incorporated in the state of Delaware in August 1999. As of June 30, 2019, we were headquartered in Reston, Virginia and subsequently moved to Tysons, Virginia. We operate in Canada, Switzerland, the United Kingdom, France, Germany, the Netherlands, Italy, Australia, Spain, Singapore and Sweden.

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
We generally charge subscription fees on a per-user basis or, alternatively, non-user based single application licenses. We bill customers and collect payment for subscriptions to our platform in advance on a monthly, quarterly or annual basis. In certain instances, we have had customers pay their entire contract up front.

APPIAN CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
SaaS Subscriptions
Our SaaS subscription revenue is derived from customers accessing our cloud offering pursuant to contracts that are generally one to three years in length. We perform all required maintenance and support for our cloud offering and we do not separately charge customers for hosting costs. In these arrangements, our customers do not have the right to take the software on-premises and, as a result, such arrangements are not accounted for within the scope of the software revenue guidance. Revenue from SaaS subscriptions is recognized ratably over the term of the subscription, beginning with the date our service is made available to our customer.
Term License Subscriptions
Our term license subscription revenue is derived from customers with on-premises installations of our platform pursuant to contracts that are generally one to three years in length, with more recent contracts trending towards one year in length. Customers with term license subscriptions have the right to use our software and receive maintenance and support. Since we do not sell maintenance and support separately from the subscription, revenue for the term license subscription and maintenance and support is recognized ratably over the term of the subscription, upon delivery of the platform to the customer when sold on a standalone basis.
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
With regard to our customers, credit evaluation and account monitoring procedures are used to minimize the risk of loss. We believe that no additional credit risk beyond amounts provided for collection loss are inherent in accounts receivable. Revenue generated from government agencies represented 17.3% and 17.6% of our revenue for the three and six months ended June 30, 2019, respectively, of which the top three federal government agencies generated 6.3% and 7.0% of our revenue for the three and six months ended June 30, 2019, respectively. Additionally, 30.8% and 30.3% of our revenue during the three and six months ended June 30, 2019, respectively, was generated from foreign customers. Revenue generated from government agencies represented 20.1% and 16.5% of our revenue for the three and six months ended June 30, 2018, respectively, of which the top three federal government agencies generated 13.5% and 9.8% of our revenue for the three and six months ended June 30, 2018, respectively. Additionally, 28.1% and 29.6% of our revenue during the three and six months ended June 30, 2018, respectively, was generated from foreign customers.

APPIAN CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are stated at realizable value, net of an allowance for doubtful accounts. The allowance for doubtful accounts is based on our assessment of the collectability of accounts. We regularly review the composition of the accounts receivable aging, historical bad debts, changes in payment patterns, customer creditworthiness and current economic trends. If the financial condition of our customers were to deteriorate, resulting in their inability to make required payments, additional provisions for doubtful accounts would be required and would increase bad debt expense. To date, our allowance and related bad debt write-offs have been nominal. There was no change in the allowance for doubtful accounts from December 31, 2018 to June 30, 2019.
Non-Trade Receivables
We record non-trade receivables to reflect amounts due for activities other than sales of subscriptions to our platform and professional services. Our non-trade receivables relate entirely to a receivable from our tenant improvement allowance. We received the entire tenant improvement allowance as of June 30, 2019, and therefore, there was no receivable balance remaining as of such date. The tenant improvement allowance receivable was $14.4 million as of December 31, 2018 and is classified within prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets. We recognized our initial tenant improvement allowance receivable of $15.8 million related to our new headquarters once we took initial possession of the space in October 2018. We recognized additional tenant improvement allowance receivable of $2.6 million when we took possession of adjacent office space in February 2019.
Deferred Commissions
Deferred commissions are the incremental costs that are directly associated with subscription agreements with customers and consist of sales commissions paid to our direct sales force. Commissions are considered direct and incremental and as such are deferred and amortized over the terms of the related customer contracts consistent with the related revenue. Amortization of deferred commissions is included in sales and marketing expense in the accompanying condensed consolidated statements of operations. Commission expense was $4.7 million and $9.1 million for the three and six months ended June 30, 2019, respectively. Commission expense was $3.5 million and $6.2 million for the three and six months ended June 30, 2018, respectively.
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
Fair Value of Financial Instruments
The carrying amounts of our cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value as of June 30, 2019 and December 31, 2018 because of the relatively short duration of these instruments.

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs
There were no instruments measured at fair value during the three and six months ended June 30, 2019 and June 30, 2018.
Stock-Based Compensation
We account for stock-based compensation expense related to stock-based awards based on the estimated fair value of the award on the grant date. We calculate the fair value of stock options containing only a service condition using the Black-Scholes Option Pricing Model. The fair value of restricted stock units is based on the closing market price of our common stock on the Nasdaq Global Market on the date of grant. For service-based awards, stock-based compensation expense is recognized on a straight-line basis over the requisite service period. For performance-based awards, stock-based compensation expense is recognized using the accelerated attribution method, based on the probability of satisfying the performance condition. For awards that contain market conditions, compensation expense is measured using a Monte Carlo simulation and recognized using the accelerated attribution method over the derived service period based on the expected market performance as of the grant date. For restricted stock units, stock-based compensation expense is recognized on a straight-line basis over the requisite service period. We account for forfeitures as they occur, rather than estimating expected forfeitures.
Emerging Growth Company Status
We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”). We will remain an emerging growth company until December 31, 2019. After that date, we will no longer be an "emerging growth company" but will then be a "large accelerated filer," because over $700 million of our outstanding equity securities was held by non-affiliates as of June 30, 2019. The JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to avail ourselves of this extended transition period and, as a result, we will not adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies.
Recent Accounting Pronouncements
Adopted
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which aims to reduce the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 will require adoption on a retrospective basis unless it is impracticable to apply, in which case we would be required to apply the amendments prospectively as of the earliest date practicable. ASU 2016-15 is effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. The adoption of ASU 2016-15 did not have an impact on our condensed consolidated financial statements for the three and six months ended June 30, 2019.

APPIAN CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
In February 2018, the FASB issued ASU No. 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income ("ASU 2018-02"), which provides entities the option to reclassify to retained earnings tax effects related to items in accumulated other comprehensive income ("OCI") that the FASB refers to as having been stranded in accumulated OCI as a result of tax reform. ASU 2018-02 is effective for fiscal years beginning after December 15, 2018. The adoption of ASU 2018-02 did not have an impact on our condensed consolidated financial statements for the three and six months ended June 30, 2019.
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
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which was further clarified by ASU No. 2018-10, Codification Improvements to Topic 842, Leases, and ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, both issued in July 2018.  ASU 2016-02 requires companies to recognize on the balance sheet the assets and liabilities for the rights and obligations created by lease assets. The new standard also requires additional disclosure of qualitative and quantitative information about the amounts recorded in the financial statements related to lease agreements. Because we will lose "emerging growth company" status effective December 31, 2019, the new standard will be adopted in our Annual Report on Form 10-K for the year ending December 31, 2019. ASU 2016-02 requires a transition adoption election of either (1) a modified retrospective approach with periods prior to the adoption date being restated or (2) a prospective adoption approach with a cumulative-effect adjustment recognized to the opening balance of retained earnings on the adoption date with prior periods not restated. We are currently evaluating the impact the adoption of ASU 2016-02 will have on our condensed consolidated financial statements. We plan to adopt this standard using the prospective adoption approach and electing the practical expedients allowed under the standard. Although we are still evaluating the impact of the adoption of the standard on our condensed consolidated financial statements, we expect there will be a material increase to assets and liabilities related to the recognition of new right-of-use assets and lease liabilities on our balance sheet for leases currently classified as operating leases.
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
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement ("ASU 2018-13"), which eliminates, modifies and adds disclosure requirements for fair value measurements. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early application will be permitted. We do not expect ASU 2018-13 to have a material impact on our consolidated financial statements.

3.  Property and Equipment, net
Property and equipment, net consisted of the following as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019	December 31, 2018
Leasehold improvements	$32,601	$9,958
Computer hardware	3,956	2,535
Office furniture and fixtures	3,910	649
Computer software	1,727	1,727
Equipment	134	138
	42,328	15,007
Less: accumulated depreciation	(5,505)	(7,468)
Property and equipment, net	$36,823	$7,539
Depreciation and amortization totaled $1.1 million and $1.9 million for the three and six months ended June 30, 2019, respectively. Depreciation and amortization totaled $0.7 million and $1.0 million for the three and six months ended June 30, 2018, respectively. During the three and six months ended June 30, 2019, we retired $3.2 million of leasehold improvements and $0.8 million of office furniture and fixtures and equipment in association with the relocation of our corporate headquarters. During the three and six months ended June 30, 2019, we recorded a loss on disposal of $0.1 million. During the three and six months ended June 30, 2018, we disposed of $0.1 million of fully depreciated computer hardware.

APPIAN CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Property and equipment includes $3.7 million of capital leases at June 30, 2019. There were no assets acquired under capital lease agreements as of December 31, 2018. The property and equipment was acquired at June 30, 2019, and therefore no accumulated depreciation was recorded as of June 30, 2019. The leased assets are included in the office furniture and fixtures category in the table above.

4.  Accrued Expenses

Accrued expenses consisted of the following as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019	December 31, 2018
Accrued contract labor costs	$2,746	$3,128
Accrued leasehold improvement costs	2,406	—
Accrued hosting costs	1,914	579
Accrued reimbursable employee expenses	1,147	459
Accrued marketing and tradeshow expenses	812	229
Accrued computer hardware costs	670	—
Accrued audit and tax expenses	601	375
Accrued third party license fees	341	729
Other accrued expenses	1,438	1,965
Total	$12,075	$7,464

5.  Debt
Line of Credit
In November 2017, we entered into a $20.0 million revolving line of credit with a lender. The facility matures in November 2022. We may elect whether amounts drawn on the revolving line of credit bear interest at a floating rate per annum equal to either the LIBOR or the prime rate plus an additional interest rate margin that is determined by the availability of the borrowings under the revolving line of credit. The additional interest rate margin will range from 2.00% to 2.50% in the case of LIBOR advances and from 1.00% to 1.50% in the case of prime rate advances. The revolving line of credit contains an unused facility fee in an amount between 0.15% and 0.25% of the average unused portion of the revolving line of credit, which is payable quarterly. The agreement contains certain customary affirmative and negative covenants and requires us to maintain (1) an adjusted quick ratio of at least 1.35 to 1.0 and (ii) minimum adjusted EBITDA, in the amounts and for the periods set forth in the agreement. Any amounts borrowed under the credit facility are collateralized by substantially all of our assets. We were in compliance with all covenants as of June 30, 2019. As of June 30, 2019, we had no outstanding borrowings under the revolving line of credit.

6.  Income Taxes
The provision for income taxes is based upon the estimated annual effective tax rates for the year applied to the current period income before tax plus the tax effect of any significant unusual items, discrete events or changes in tax law. Our operating subsidiaries are exposed to statutory effective tax rates ranging from zero to approximately 32%. Fluctuations in the distribution of pre-tax income among our operating subsidiaries can lead to fluctuations of the effective tax rate in the condensed consolidated financial statements. For the three and six months ended June 30, 2019, the actual effective tax rates were (3.0)% and (1.5)%, respectively. For the three and six months ended June 30, 2018, the actual effective tax rates were (0.3)% and (1.2)%, respectively.
We assess uncertain tax positions in accordance with ASC 740-10, Accounting for Uncertainties in Income Taxes. As of June 30, 2019, our net unrecognized tax benefits totaled $1.0 million, of which the entire portion would favorably impact our effective tax rate in the period if recognized. We anticipate that the amount of reasonably possible unrecognized tax benefits that could decrease over the next 12 months due to the expiration of certain statutes of limitations and settlement of tax audits is not material to our consolidated financial statements.

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

7.  Stock-Based Compensation
In May 2017, our board of directors adopted, and our stockholders approved, the 2017 Equity Incentive Plan (the “2017 Plan”), which became effective as of the date of the final prospectus for our initial public offering. The 2017 Plan provides for the grant of incentive stock options to employees, and for the grant of nonstatutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance-based stock awards and other forms of equity compensation to employees, including officers, and to non-employee directors and consultants. We initially reserved 6,421,442 shares of Class A common stock for issuance under the 2017 Plan, which included 421,442 shares that remained available for issuance under our 2007 Stock Option Plan (the “2007 Plan”) at the time that the 2017 Plan became effective. The number of shares reserved under the 2017 Plan increases for any shares subject to outstanding awards originally granted under the 2007 Plan that expire or are forfeited prior to exercise. As a result of the adoption of the 2017 Plan, no further grants may be made under the 2007 Plan. As of June 30, 2019, there were 7,084,603 shares of Class A common stock reserved for issuance under the 2017 Plan, of which 4,913,160 were available to be issued.
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
We estimate the fair value of stock options containing only a service condition using the Black-Scholes Option Pricing Model, which requires the use of subjective assumptions, including the expected term of the option, the current price of the underlying stock, the expected stock price volatility, expected dividend yield and the risk-free interest rate for the expected term of the option. The expected term represents the period of time the stock options are expected to be outstanding. Due to the lack of sufficient historical exercise data to provide a reasonable basis upon which to otherwise estimate the expected term of the stock options, we use the simplified method to estimate the expected term for our stock options. Under the simplified method, the expected term of an option is presumed to be the mid-point between the vesting date and the end of the contractual term. Expected volatility is based on historical volatilities for publicly traded stock of comparable companies over the estimated expected term of the stock options. We assume no dividend yield because dividends are not expected to be paid in the near future, which is consistent with our history of not paying dividends.
In May 2019, our board of directors granted a stock option to purchase 700,000 shares of our Class A common stock to our Chief Executive Officer (the "2019 CEO Grant") under the 2017 Plan with an exercise price of $33.98 per share. The 2019 CEO Grant is eligible to vest based on the achievement of a stock price appreciation target of our Class A common stock. Specifically, the 2019 CEO Grant will vest when shares of our Class A common stock closes at or above $84.63 per share for a period equal to or greater than 90 calendar days or upon the occurrence of a change in control in which the value of our Class A common stock is equal to or greater than $84.63 per share within five years of the grant date. The fair value of the 2019 CEO Grant was determined using a Monte Carlo simulation. The fair value of the award at the grant date was $9.5 million and will be amortized over the derived service period of 2.6 years.

APPIAN CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table summarizes the assumptions used to estimate the fair value of stock options granted during the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Risk-free interest rate	2.1%	*	2.1%	*
Expected term (in years)	2.6	*	2.6	*
Expected volatility	55.0%	*	55.0%	*
Expected dividend yield	—%	*	—%	*
* Not applicable because no stock options were granted during the period
Stock Options
The following table summarizes the stock option activity for the six months ended June 30, 2019:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
January 1, 2019	5,021,068	$7.30	6.4	$97,440
Granted	700,000	33.98
Exercised	(630,296)	3.15		18,852
Canceled	(44,140)	10.45
Outstanding at June 30, 2019	5,046,632	11.49	6.2	124,021
Exercisable at June 30, 2019	3,207,972	7.12	6.0	92,872
The weighted average grant-date fair value of stock options granted during the six months ended June 30, 2019 was $13.57 per share. No stock options were granted during the six months ended June 30, 2018. The total fair value of stock options that vested during the six months ended June 30, 2019 and 2018 was $1.5 million and $1.6 million, respectively. As of June 30, 2019, the total compensation cost related to unvested stock options not yet recognized was $10.9 million, which will be recognized over a weighted average period of 2.4 years.
Restricted Stock Units
The following table summarizes the restricted stock unit activity for the six months ended June 30, 2019:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested outstanding at January 1, 2019	1,175,049	$26.04
Granted	126,065	35.02
Vested	(284,690)	30.03
Canceled	(20,375)	28.70
Non-vested outstanding at June 30, 2019	996,049	25.99
As of June 30, 2019, total unrecognized compensation cost related to unvested restricted stock units was approximately $20.6 million, which will be recognized over a weighted average period of 2.3 years.
In November 2018, our board of directors approved the grant of 255,930 restricted stock units under the 2017 Plan at a fair value of $30.06 per share to our co-founders. The value of these awards at the grant date was $7.7 million and was amortized over the vesting periods. The restricted stock units vested during the three months ended March 31, 2019.

APPIAN CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table summarizes the components of our stock-based compensation expense for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Stock-based compensation expense related to restricted stock units	$1,902	$1,017	$8,671	$1,911
Stock-based compensation expense related to stock options	695	1,073	1,059	2,327
Stock-based compensation expense related to the issuance of common stock to directors	92	116	184	208
Total stock-based compensation expense	$2,689	$2,206	$9,914	$4,446
Stock-based compensation expense for restricted stock units, stock options and issuances of common stock is included in the following line items in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Cost of revenue
Subscriptions, software and support	$161	$107	$315	$217
Professional services	244	203	2,218	423
Operating expenses
Sales and marketing	814	538	3,195	1,045
Research and development	435	342	2,550	733
General and administrative	1,035	1,016	1,636	2,028
Total stock-based compensation expense	$2,689	$2,206	$9,914	$4,446

8.  Stockholders’ Equity
As of June 30, 2019, we had authorized 500,000,000 shares of Class A common stock and 100,000,000 shares of Class B common stock, each with a par value of $0.0001 per share, of which 31,462,892 shares of Class A common stock and 33,374,676 shares of Class B common stock were issued and outstanding. The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion rights. The holders of Class A common stock are entitled to one vote per share, and the holders of Class B common stock are entitled to ten votes per share, on all matters that are subject to stockholder vote. The holders of Class B common stock also have approval rights for certain corporate actions. Each share of Class B common stock may be converted into one share of Class A common stock at the option of its holder and will be automatically converted into one share of Class A common stock upon transfer thereof, subject to certain exceptions. In addition, upon the date on which the outstanding shares of Class B common stock represent less than 10% of the aggregate voting power of our capital stock, all outstanding shares of Class B common stock shall convert automatically into Class A common stock.

9.  Basic and Diluted Loss per Common Share
The following securities have been excluded from the calculation of weighted average common shares outstanding because the effect is anti-dilutive or performance or market conditions had not been met at the end of the period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Stock options	5,046,632	5,953,949	5,046,632	5,953,949
Restricted stock units	996,049	877,525	996,049	877,525

APPIAN CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
10.  Commitments and Contingencies
Operating Leases
We lease office space and equipment under non-cancellable operating lease agreements which have various expiration dates through 2031 for our office space and various expiration dates through 2020 for our equipment.
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
The lease for the new headquarters contains a tenant improvement allowance of up to $18.4 million from the landlord. The tenant improvement allowance is accounted for as a lease incentive obligation and is amortized as a reduction to rent expense over the lease term. We recorded a lease incentive obligation when we took initial possession of the first phase of the new headquarters. We took initial possession of the second phase in February 2019 and recorded an additional lease incentive obligation. As of June 30, 2019, $1.4 million was included in other current liabilities and $16.0 million was included in deferred rent, net of current portion on the accompanying consolidated balance sheets. As of December 31, 2018, $1.2 million was included in other current liabilities and $14.4 million was included in deferred rent, net of current portion on the accompanying consolidated balance sheets.
Capital Leases
We lease certain office furniture and fixtures under non-cancellable capital lease agreements which have expiration dates in 2022. As of June 30, 2019, office furniture and fixtures acquired under capital lease agreements totaled $3.7 million. There were no assets acquired under capital lease agreements as of December 31, 2018.
A summary of our future minimum payments under non-cancellable operating and capital lease agreements by year as of June 30, 2019 is as follows (in thousands):

	Operating Leases	Capital Leases
Remainder of 2019	$2,111	$663
2020	3,375	1,325
2021	6,790	1,325
2022	6,938	663
2023	6,987	—
Thereafter	65,148	—
Total minimum lease payments	91,349	3,976
Less: amounts representing interest	—	(302)
Present value of lease obligations	$91,349	$3,674

We record rent expense using the total minimum rent commitment, amortized using the straight-line method over the term of the lease. The difference between monthly rental payments and recorded rent expense is charged to deferred rent. As of June 30, 2019 and December 31, 2018, deferred rent totaled $21.5 million and $17.4 million, respectively, and is included within other current liabilities and deferred rent, net of current portion on the accompanying condensed consolidated balance sheets. In addition to rental payments, certain leases require additional payments for real estate taxes, common area maintenance and insurance, which are expensed when incurred and not included in future minimum payments.
Total rent and lease expense was $2.4 million and $5.5 million for the three and six months ended June 30, 2019, respectively. Total rent and lease expense was $1.8 million and $3.8 million for the three and six months ended June 30, 2018, respectively.

APPIAN CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Other Commitments
We also have entered into a non-cancellable agreement for the use of technology that is integral in the development of our software and pay annual royalty fees of $0.3 million.
Letters of Credit
As of each of June 30, 2019 and December 31, 2018, we had outstanding letters of credit totaling $10.5 million in connection with securing our leased office space. All letters of credit are secured by our borrowing arrangement as described in Note 5.
Legal
From time to time, we are subject to legal, regulatory and other proceedings and claims that arise in the ordinary course of business. There are no issues or resolution of any matters that are expected to have a material adverse impact on our consolidated financial statements.

11.  Segment and Geographic Information
The following table summarizes revenue by geography for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Domestic	$46,295	$43,035	$88,178	$78,560
International	20,616	16,848	38,312	33,019
Total	$66,911	$59,883	$126,490	$111,579
With respect to geographic information, revenue is attributed to respective geographies based on the contracting address of the customer. Revenues from external customers attributed to the United Kingdom were 10.5% and 10.2% of our total revenue for the three and six months ended June 30, 2019, respectively. There were no individual foreign countries from which more than 10% of our total revenue was attributable for the three and six months ended June 30, 2018. Substantially all of our long-lived assets were held in the United States as of June 30, 2019 and December 31, 2018.

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
Our subscription fees are based primarily on the number of users who access and utilize the applications built on our platform or, alternatively, non-user based single application licenses. Our customer contract terms generally vary from one to three years with most providing for payment in advance on an annual, quarterly or monthly basis. Due to the variability of our billing terms and the episodic nature of our customers purchasing additional subscriptions, we do not believe that changes in our deferred revenue in a given period are directly correlated with our revenue growth.
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

Our customers include financial services, life sciences, government, telecommunications, media, energy, manufacturing and transportation organizations. Generally, our sales force targets its efforts to organizations with over 2,000 employees and $2 billion in annual revenue. Revenue from government agencies represented 17.3% and 17.6% of our total revenue in the three and six months ended June 30, 2019, respectively. Revenue from government agencies represented 20.1% and 16.5% of our total revenue in the three and six months ended June 30, 2018, respectively. No single end-customer accounted for more than 10% of our total revenue in the three and six months ended June 30, 2019 or June 30, 2018.
Our platform supports multiple languages to facilitate collaboration and address challenges in multi-national organizations. We offer our platform globally. In the three and six months ended June 30, 2019, 30.8% and 30.3%, respectively, of our total revenue was generated from customers outside of the United States. In the three and six months ended June 30, 2018, 28.1% and 29.6%, respectively, of our total revenue was generated from customers outside of the United States. As of June 30, 2019, we operated in 12 countries. We believe that we have a significant opportunity to grow our international footprint. We are investing in new geographies, including through investment in direct and indirect sales channels, professional services and customer support and implementation partners.
Recent Developments
In July 2019, we completed the move to our new headquarters in Tysons, Virginia.
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
•Mix of Subscription and Professional Services Revenue. We believe our professional services have driven customer success and facilitated the adoption of our platform by customers. During the initial period of deployment by a customer, we generally provide a greater amount of support in building applications and training than later in the deployment, with a typical engagement extending from two to six months. At the same time, many of our customers have historically purchased subscriptions only for a limited set of their total potential end users. As a result of these factors, the proportion of total revenue for a customer associated with professional services is relatively high during the initial deployment period. Over time, as the need for professional services associated with user deployments decreases and the number of end users increases, we expect the mix of total revenue to shift more toward subscription revenue in the long term. In addition, we intend to further grow our base of strategic partners to provide broader customer coverage and solution delivery capabilities. These partners perform professional services with respect to any new service contracts they sign with our customers. As the usage of partners expands, we expect the proportion of our total revenue from subscriptions to increase over time relative to professional services. For the three months ended June 30, 2019 and 2018, 58.7% and 55.2% of our revenue, respectively, was derived from sales of subscriptions, software and support, while the remaining 41.3% and 44.8%, respectively, was derived from the sale of professional services. For the six months ended June 30, 2019 and 2018, 58.6% and 53.8% of our revenue, respectively, was derived from sales of subscriptions, software and support, while the remaining 41.4% and 46.2%, respectively, was derived from the sale of professional services.
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
Key Metrics
We monitor the following metrics to help us measure and evaluate the effectiveness of our operations (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Subscription Revenue	$38,024	$27,036	$71,610	$52,524

	As of June 30,
	2019	2018
Subscription Revenue Retention Rate	117%	119%

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
Interest Expense
Interest expense consists primarily of interest on our capital leases and debt, unused fees on our credit facility and commitment fees on our letters of credit.

Results of Operations
The following table sets forth our consolidated statement of operations data:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Consolidated Statement of Operations Data:
Revenue:
Subscriptions, software and support	$39,259	$33,047	$74,168	$59,999
Professional services	27,652	26,836	52,322	51,580
Total revenue	66,911	59,883	126,490	111,579
Cost of revenue:
Subscriptions, software and support	4,036	2,824	7,621	5,452
Professional services	19,015	18,750	39,496	37,171
Total cost of revenue	23,051	21,574	47,117	42,623
Gross profit	43,860	38,309	79,373	68,956
Operating expenses:
Sales and marketing	31,148	27,384	61,093	50,348
Research and development	12,765	10,785	26,721	20,655
General and administrative	9,261	8,425	18,277	16,485
Total operating expenses	53,174	46,594	106,091	87,488
Operating loss	(9,314)	(8,285)	(26,718)	(18,532)
Other (income) expense:
Other (income) expense, net	(256)	2,593	(316)	1,675
Interest expense	69	54	140	67
Total other (income) expense	(187)	2,647	(176)	1,742
Loss before income taxes	(9,127)	(10,932)	(26,542)	(20,274)
Income tax expense	267	35	389	246
Net loss	$(9,394)	$(10,967)	$(26,931)	$(20,520)

The following table sets forth our consolidated statement of operations data expressed as a percentage of total revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Consolidated Statement of Operations Data:
Revenue:
Subscriptions, software and support	58.7%	55.2%	58.6%	53.8%
Professional services	41.3	44.8	41.4	46.2
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Subscriptions, software and support	6.0	4.7	6.0	4.9
Professional services	28.4	31.3	31.2	33.3
Total cost of revenue	34.4	36.0	37.2	38.2
Gross margin	65.6	64.0	62.8	61.8
Operating expenses:
Sales and marketing	46.6	45.7	48.3	45.1
Research and development	19.1	18.0	21.1	18.5
General and administrative	13.8	14.1	14.4	14.8
Total operating expenses	79.5	77.8	83.8	78.4
Operating loss	(13.9)	(13.8)	(21.0)	(16.6)
Other (income) expense:
Other (income) expense, net	(0.4)	4.3	(0.2)	1.5
Interest expense	0.1	0.1	0.1	0.1
Total other (income) expense	(0.3)	4.4	(0.1)	1.6
Loss before income taxes	(13.6)	(18.2)	(20.9)	(18.2)
Income tax expense	0.4	0.1	0.3	0.2
Net loss	(14.0)%	(18.3)%	(21.2)%	(18.4)%
Comparison of the Three Months Ended June 30, 2019 and 2018
Revenue

	Three Months Ended June 30,		% Change
	2019	2018
	(dollars in thousands)
Revenue
Subscriptions, software and support	$39,259	$33,047	18.8%
Professional services	27,652	26,836	3.0
Total revenue	$66,911	$59,883	11.7

Total revenue increased $7.0 million, or 11.7%, in the three months ended June 30, 2019 compared to the same period in 2018, due to an increase in our subscriptions, software and support revenue of $6.2 million and an increase in our professional services revenue of $0.8 million. The increase in subscriptions, software and support revenue was attributable to $6.5 million of revenue from expanded deployments and corresponding sales of additional subscriptions to existing customers and $4.1 million in sales of subscriptions to new customers, offset by a $4.4 million perpetual software license sold to a federal agency in the three months ended June 30, 2018. The increase in professional services revenue was due to $8.1 million in sales to new customers, offset by a $7.3 million decrease in revenue from existing customers.
Cost of Revenue

	Three Months Ended June 30,		% Change
	2019	2018
	(dollars in thousands)
Cost of revenue:
Subscriptions, software and support	$4,036	$2,824	42.9%
Professional services	19,015	18,750	1.4
Total cost of revenue	$23,051	$21,574	6.8
Subscriptions, software and support gross margin	89.7%	91.5%
Professional services gross margin	31.2	30.1
Total gross margin	65.5	64.0

Cost of revenue increased $1.5 million, or 6.8%, in the three months ended June 30, 2019 compared to the same period in 2018, primarily due to a $0.9 million increase in professional services and product support personnel costs, a $0.7 million increase in other cost of revenue and a $0.5 million increase in facility and overhead costs, offset by a $0.6 million decrease in contractor costs. Personnel costs increased due to an increase in professional services and product support staff personnel headcount of 13.8% from June 30, 2018 to June 30, 2019 and a $0.1 million increase in stock-based compensation expense during the three months ended June 30, 2019. The increase in other cost of revenue was due to increased hosting costs as sales of our cloud offering increased in the three months ended June 30, 2019. Facility and overhead costs increased to support our personnel growth. Contractor costs decreased in the three months ended June 30, 2019 compared to the same period in 2018 because of a decrease in the average hourly rate for subcontractors.
Subscriptions, software and support gross margin decreased to 89.7% in the three months ended June 30, 2019 compared to 91.5% in the same period in 2018 due to the sale of a $4.4 million perpetual software license in the three months ended June 30, 2018 and increased hosting costs during the three months ended June 30, 2019 as sales of our cloud offering increased and became a larger proportion of our overall subscription, software and support revenue. There is minimal cost of revenue for our perpetual software revenue, and therefore, our subscriptions, software and support gross margin was higher during the three months ended June 30, 2018. Professional services gross margin increased to 31.2% in the three months ended June 30, 2019 compared to 30.1% in the same period in 2018 due to an increase in the utilization rate of professional services resources as compared to the three months ended June 30, 2018. The gross margin of professional services was also positively impacted by the decrease in the average hourly rate for subcontractors. Due to the higher percentage of subscriptions, software and support revenue for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018 and the increase in professional services margin, gross margin increased to 65.5% in the three months ended June 30, 2019 compared to 64.0% in the same period in 2018.
Sales and Marketing Expense

	Three Months Ended June 30,		% Change
	2019	2018
	(dollars in thousands)
Sales and marketing	$31,148	$27,384	13.7%
% of revenue	46.6%	45.7%

Sales and marketing expense increased $3.8 million, or 13.7%, in the three months ended June 30, 2019 compared to the same period in 2018, primarily due to a $2.5 million increase in sales and marketing personnel costs, a $0.6 million increase in marketing costs, a $0.5 million increase in professional fees and a $0.2 million increase in facility and overhead costs.

Personnel costs increased due to an increase in sales and marketing personnel headcount by 9.9% from June 30, 2018 to June 30, 2019, increased sales commissions driven by our revenue growth and a $0.3 million increase in stock-based compensation expense during the three months ended June 30, 2019. Marketing costs increased due to increased costs for our annual user conference, Appian World, as well as a rise in marketing event sponsorship and attendance. Professional fees increased due to an increase in consulting fees to support our ongoing marketing events and activities. Facility and overhead costs increased to support our personnel growth.
Research and Development Expense

	Three Months Ended June 30,		% Change
	2019	2018
	(dollars in thousands)
Research and development	$12,765	$10,785	18.4%
% of revenue	19.1%	18.0%

Research and development expense increased $2.0 million, or 18.4%, in the three months ended June 30, 2019 compared to the same period in 2018, primarily due to a $1.3 million increase in research and development personnel costs, a $0.6 million increase in facility and overhead costs and a $0.1 million increase in professional fees. Personnel costs increased due to an increase in research and development personnel headcount by 24.4% from June 30, 2018 to June 30, 2019 and a $0.1 million increase in stock-based compensation expense during the three months ended June 30, 2019. Facility and overhead costs increased to support our personnel growth. Professional fees increased due to an increase in consulting fees to support the development and enhancement of our platform.
General and Administrative Expense

	Three Months Ended June 30,		% Change
	2019	2018
	(dollars in thousands)
General and administrative expense	$9,261	$8,425	9.9%
% of revenue	13.8%	14.1%

General and administrative expense increased $0.8 million, or 9.9%, in the three months ended June 30, 2019 compared to the same period in 2018, primarily due to a $0.5 million increase in general and administrative personnel costs, a $0.2 million increase in professional fees and a $0.1 million increase in facility and overhead costs. Personnel costs increased due to an increase in general and administrative personnel headcount by 25.9% from June 30, 2018 to June 30, 2019 in order to support the additional requirements of being a public company. Facility and overhead costs increased to support our personnel growth. Professional fees increased due to the use of consulting services to support our back-office functions.
Other (Income) Expense, Net

	Three Months Ended June 30,
	2019	2018
	(dollars in thousands)
Other (income) expense, net	$(256)	$2,593
% of revenue	(0.4)%	4.3%

Other (income) expense, net increased by $2.8 million in the three months ended June 30, 2019 compared to the same period in 2018, primarily due to $0.1 million in foreign exchange gain in the three months ended June 30, 2019 compared to $2.7 million in foreign exchange loss in the three months ended June 30, 2018. The increase in foreign exchange gain was primarily due to currency fluctuations of the British Pound Sterling, Euro, Australian dollar and Swiss Franc versus the U.S.

dollar during the three months ended June 30, 2019 compared to the same period in 2018. There was also a $0.2 million increase in interest income in the three months ended June 30, 2019 compared to the same period in 2018, offset by $0.1 million in loss on the disposal of equipment during the three months ended June 30, 2019.
Interest Expense

	Three Months Ended June 30,		% Change
	2019	2018
	(dollars in thousands)
Interest expense	$69	$54	27.8%
% of revenue	0.1%	0.1%

Interest expense remained consistent in the three months ended June 30, 2019 compared to the same period in 2018.
Comparison of the Six Months Ended June 30, 2019 and 2018
Revenue

	Six Months Ended June 30,		% Change
	2019	2018
	(dollars in thousands)
Revenue
Subscriptions, software and support	$74,168	$59,999	23.6%
Professional services	52,322	51,580	1.4
Total revenue	$126,490	$111,579	13.4

Total revenue increased $14.9 million, or 13.4%, in the six months ended June 30, 2019 compared to the same period in 2018, due to an increase in our subscriptions, software and support revenue of $14.2 million and an increase in our professional services revenue of $0.7 million. The increase in subscriptions, software and support revenue was attributable to $12.3 million of revenue from expanded deployments and corresponding sales of additional subscriptions to existing customers and $6.3 million in sales of subscriptions to new customers, offset by a $4.4 million perpetual software license sold to a federal agency in the six months ended June 30, 2018. The increase in professional services revenue was due to $12.3 million in sales to new customers, offset by $11.6 million less revenue from existing customers.
Cost of Revenue

	Six Months Ended June 30,		% Change
	2019	2018
	(dollars in thousands)
Cost of revenue:
Subscriptions, software and support	$7,621	$5,452	39.8%
Professional services	39,496	37,171	6.3
Total cost of revenue	$47,117	$42,623	10.5
Subscriptions, software and support gross margin	89.7%	90.9%
Professional services gross margin	24.5	27.9
Total gross margin	62.8	61.8

Cost of revenue increased $4.5 million, or 10.5%, in the six months ended June 30, 2019 compared to the same period in 2018, primarily due to a $4.2 million increase in professional services and product support personnel costs, a $1.2 million increase in other cost of revenue and a $1.1 million increase in facility and overhead costs, offset by a $1.8 million decrease in contractor costs and a $0.2 million decrease in billable expenses. Personnel costs increased due to an increase in professional services and product support staff personnel headcount of 13.8% from June 30, 2018 to June 30, 2019 and a $1.9 million increase in stock-based compensation expense during the six months ended June 30, 2019 due to the vesting of restricted stock units granted to our co-founders in the three months ended December 31, 2018. These restricted stock units vested in the three months ended March 31, 2019. The increase in other cost of revenue was due to increased hosting costs as sales of our cloud offering increased in the six months ended June 30, 2019. Facility and overhead costs increased to support our personnel growth. Contractor costs decreased in the six months ended June 30, 2019 compared to the same period in 2018 because of a decrease in the average hourly rate for subcontractors. Billable expenses decreased in the six months ended June 30, 2019 compared to the same period in 2018 because of a slight decrease in the utilization rate of professional services resources.
Subscriptions, software and support gross margin decreased to 89.7% in the six months ended June 30, 2019 compared to 90.9% in the same period in 2018 due to the sale of a $4.4 million perpetual software license in the six months ended June 30, 2018 and increased hosting costs as sales of our cloud offering increased and became a larger proportion of our overall subscription, software and support revenue. There is minimal cost of revenue for our perpetual software revenue, and therefore, our subscriptions, software and support gross margin was higher during the six months ended June 30, 2018. Professional services gross margin decreased to 24.5% in the six months ended June 30, 2019 compared to 27.9% in the same period in 2018 due to a $1.9 million increase in stock-based compensation expense during the six months ended June 30, 2019 due to the vesting of restricted stock units granted to our co-founders. There was also an increase in the use of customer success managers during the six months ended June 30, 2019 compared to the same period in 2018. To a lesser degree, the gross margin of our professional services revenue for the six months ended June 30, 2019 was also negatively impacted by a slight decrease in the utilization rate of professional services resources as compared to the six months ended June 30, 2018 due to an increase in the usage of our partners for professional service engagements. Due to the higher percentage of subscriptions, software and support revenue for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018, gross margin increased to 62.8% in the six months ended June 30, 2019 compared to 61.8% in the same period in 2018.
Sales and Marketing Expense

	Six Months Ended June 30,		% Change
	2019	2018
	(dollars in thousands)
Sales and marketing	61,093	50,348	21.3%
% of revenue	48.3%	45.1%

Sales and marketing expense increased $10.7 million, or 21.3%, in the six months ended June 30, 2019 compared to the same period in 2018, primarily due to a $7.7 million increase in sales and marketing personnel costs, a $1.5 million increase in facility and overhead costs, a $0.8 million increase in marketing costs and a $0.7 million increase in professional fees. Personnel costs increased due to an increase in sales and marketing personnel headcount by 9.9% from June 30, 2018 to June 30, 2019, increased sales commissions driven by our revenue growth and a $2.2 million increase in stock-based compensation expense during the six months ended June 30, 2019 due to the vesting of restricted stock units granted to our co-founders in the three months ended December 31, 2018. These restricted stock units vested in the three months ended March 31, 2019. Facility and overhead costs increased to support our personnel growth. Marketing costs increased due to increased costs for our annual user conference, Appian World, as well as a rise in marketing event sponsorship and attendance. Professional fees increased due to an increase in consulting fees to support our ongoing marketing events and activities.

Research and Development Expense

	Six Months Ended June 30,		% Change
	2019	2018
	(dollars in thousands)
Research and development	$26,721	$20,655	29.4%
% of revenue	21.1%	18.5%

Research and development expense increased $6.1 million, or 29.4%, in the six months ended June 30, 2019 compared to the same period in 2018, primarily due to a $4.8 million increase in research and development personnel costs, a $1.2 million increase in facility and overhead costs and a $0.1 million increase in professional fees. Personnel costs increased due to an increase in research and development personnel headcount by 24.4% from June 30, 2018 to June 30, 2019, and a $1.8 million increase in stock-based compensation expense during the six months ended June 30, 2019 due to the vesting of restricted stock units granted to our co-founders in the three months ended December 31, 2018. These restricted stock units vested in the three months ended March 31, 2019. Facility and overhead costs increased to support our personnel growth. Professional fees increased due to an increase in consulting fees to support the development and enhancement of our platform.
General and Administrative Expense

	Six Months Ended June 30,		% Change
	2019	2018
	(dollars in thousands)
General and administrative expense	$18,277	$16,485	10.9%
% of revenue	14.4%	14.8%

General and administrative expense increased $1.8 million, or 10.9%, in the six months ended June 30, 2019 compared to the same period in 2018, primarily due to a $0.9 million increase in general and administrative personnel costs, a $0.8 million increase in facility and overhead costs and a $0.1 million increase in professional fees. Personnel costs increased due to an increase in general and administrative personnel headcount by 25.9% from June 30, 2018 to June 30, 2019 in order to support the additional requirements of being a public company, offset by a $0.4 million decrease in stock-based compensation expense during the six months ended June 30, 2019. Stock-based compensation expense decreased during the six months ended June 30, 2019 due to the vesting of an option to purchase 1,828,080 shares of our Class A common stock in August 2018. Prior to the vesting of the option, we recorded approximately $0.4 million in stock-based compensation expense on a quarterly basis. Facility and overhead costs increased to support our personnel growth. Professional fees increased due to the use of consulting services to support our back-office functions.
Other (Income) Expense, Net

	Six Months Ended June 30,
	2019	2018
	(dollars in thousands)
Other (income) expense, net	$(316)	$1,675
% of revenue	(0.2)%	1.5%

Other (income) expense, net increased by $2.0 million in the six months ended June 30, 2019 compared to the same period in 2018, primarily due to $0.2 million in foreign exchange loss in the six months ended June 30, 2019 compared to $1.9 million in foreign exchange loss in the six months ended June 30, 2018. The decrease in foreign exchange loss was primarily due to currency fluctuations of the British Pound Sterling, Euro, Australian dollar and Swiss Franc versus the U.S. dollar during the six months ended June 30, 2019 compared to the same period in 2018. There was also a $0.4 million increase in interest income in the six months ended June 30, 2019 compared to the same period in 2018, offset by $0.1 million in loss on the disposal of equipment during the six months ended June 30, 2019.

Interest Expense

	Six Months Ended June 30,		% Change
	2019	2018
	(dollars in thousands)
Interest expense	$140	$67	109.0%
% of revenue	0.1%	0.1%

Interest expense increased by $0.1 million in the six months ended June 30, 2019 compared to the same period in 2018, primarily due to commitment fees on the letter of credit to fund the security deposit required by the lease for our new headquarters.
Liquidity and Capital Resources
As of June 30, 2019, we had $81.1 million of cash and cash equivalents.
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
The following table shows a summary of our cash flows for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019	2018
	(in thousands)
Cash used provided by (used in) operating activities	$11,925	$(23,616)
Cash used in investing activities	(27,689)	(1,593)
Cash provided by financing activities	1,987	2,072
Sources of Funds
We have financed our operations in large part with equity and debt financing arrangements, including net proceeds of $77.8 million from our initial public offering in May 2017 and net proceeds of $57.8 million from our underwritten public offering in August 2018, as well as through sales of software and professional services and borrowings under our credit facilities. We also financed $3.7 million of office furniture and fixtures and expect to finance approximately $1.0 million of equipment, both associated with the build-out of our new headquarters.
As of June 30, 2019, we had no outstanding borrowings. In November 2017, we entered into a $20.0 million revolving line of credit with a lender. The facility matures in November 2022. We may elect whether amounts drawn on the revolving line of credit bear interest at a floating rate per annum equal to either the LIBOR or the prime rate plus an additional interest rate margin that is determined by the availability of borrowings under the revolving line of credit. The additional interest rate margin will range from 2.00% to 2.50% in the case of LIBOR advances and from 1.00% to 1.50% in the case of prime rate advances. The revolving line of credit contains an unused facility fee in an amount between 0.15% and 0.25% of the average unused portion of the revolving line of credit, which is payable quarterly. The agreement contains certain customary affirmative and negative covenants and requires us to maintain (1) an adjusted quick ratio of at least 1.35 to 1.0 and (ii) minimum adjusted EBITDA in the amounts and for the periods set forth in the agreement. Any amounts borrowed under the credit facility are collateralized by substantially all of our assets. We were in compliance with all covenants as of June 30, 2019.
Use of Funds
Our principal uses of cash are funding operations and other working capital requirements. Over the past several years, revenue has increased significantly from year to year and, as a result, cash flows from customer collections have increased. However, operating expenses have also increased as we have invested in growing our business. During 2018 and 2019, our uses of cash included the build out of our new headquarters. In 2019, we expect to spend approximately $20.0 million above the $18.4 million tenant improvement allowance provided by the landlord for this build out. This estimated spend includes $3.7 million of furniture and fixtures that has been financed, and an additional $1.0 million of equipment that we expect to finance. For the six months ended June 30, 2019, substantially all of the $27.7 million of cash used in investing activities was related to the build out. We expect our remaining build out expenditures to be approximately $5.0 million.
Historical Cash Flows
Operating Activities
For the six months ended June 30, 2019, net cash provided by operating activities of $11.9 million consisted of a net loss of $26.9 million, offset by $12.0 million in adjustments for non-cash items and $26.8 million of cash provided by changes in working capital. Adjustments for non-cash items consisted of stock-based compensation of $9.9 million, depreciation and amortization expense of $1.9 million, a loss on disposal of equipment of $0.1 million and bad debt expense of $0.1 million. The increase in cash and cash equivalents resulting from changes in working capital primarily consisted of a $13.4 million decrease in prepaid expenses and other assets, primarily due to a decrease in the non-trade receivable resulting from our tenant improvement allowance. In accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP, the $17.0 million of tenant improvement allowance reimbursements received during the six months ended June 30, 2019 are a source of cash in operating activities, whereas the capital expenditures are recorded as cash used in investing activities. There was also a $8.9 million decrease in accounts receivable, due to increased cash collections during the six months ended June 30, 2019, and a $5.5 million increase in accounts payable and accrued expenses, primarily due to the timing of payments. There was also a $4.6 million increase in deferred rent, non-current, as a result of taking initial possession of the second phase of our new headquarters in February 2019 and recording an additional lease incentive obligation. There was also a $0.2 million increase in deferred revenue, as a result of increased subscription sales. These increases were partially offset by a $3.2 million decrease in accrued compensation and related benefits, primarily due to a decrease in accrued vacation expense because of our new paid-time off policy, which took effect on January 1, 2019. There was also a $2.3 million increase in deferred commissions due to increased sales during the six months ended June 30, 2019 and a $0.3 million decrease in other current liabilities.
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

There was also a $1.2 million decrease in deferred rent, non-current and a $0.3 million increase in prepaid expenses and other assets. These decreases were partially offset by a $3.5 million increase in accounts payable and accrued expenses, primarily due to the timing of payments, a $2.0 million increase in accrued compensation and related benefits, primarily due to an increase in accrued vacation and a $1.0 million increase in other current liabilities.
Investing Activities
For the six months ended June 30, 2019, net cash used in investing activities was $27.7 million, for the build-out of our new headquarters and the purchase of property and equipment. For the six months ended June 30, 2018, net cash used in investing activities was $1.6 million, for the purchase of property and equipment.
Financing Activities
For the six months ended June 30, 2019 and 2018, net cash provided by financing activities was $2.0 million and $2.1 million, respectively, consisting of proceeds received from stock option exercises.
Contractual Obligations and Commitments
In June 2019, we entered into a capital lease for the acquisition of office furniture and fixtures in our new headquarters. The lease term is 36 months and our total obligation is $4.0 million over the term of the lease.
Other than as described above, as of June 30, 2019, there was no material change in our contractual obligations and commitments from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 21, 2019.
Off-Balance Sheet Arrangements
As of June 30, 2019, we did not have any relationships with unconsolidated entities or financial partnerships, including entities sometimes referred to as structured finance or special purpose entities, that were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We do not engage in off-balance sheet financing arrangements. In addition, we do not engage in trading activities involving non-exchange traded contracts. We believe, therefore, that we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.
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
JOBS Act Transition Period
In April 2012, the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, was enacted. Section 107(b) of the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the extended transition period to comply with new or revised accounting standards and to adopt certain of the reduced disclosure requirements available to emerging growth companies. As a result of the accounting standards election, we will not be subject to the same implementation timing for new or revised accounting standards as other public companies that are not emerging growth companies which may make comparison of our financials to those of other public companies more difficult. We will remain an emerging growth company until December 31, 2019. After that date, we will no longer be an "emerging growth company" but will then be a "large accelerated filer," because over $700 million of our outstanding equity securities was held by non-affiliates as of June 30, 2019.

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
Interest Rate Risk
We had cash and cash equivalents of $81.1 million as of June 30, 2019, which consisted of cash in readily available checking accounts and overnight repurchase investments. These securities are not dependent on interest rate fluctuations that may cause the principal amount of these assets to fluctuate.
At June 30, 2019, we had no outstanding borrowings.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019. Based on the evaluation of our disclosure controls and procedures as of June 30, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

APPIAN CORPORATION

August 8, 2019	By:	/s/ Matthew Calkins
Name: Matthew Calkins
Title: Chief Executive Officer and Chairman of the Board (On behalf of the Registrant and as Principal Executive Officer)