Form 10-Q
period 2019-09-30
APPIAN CORP
filed 2019-10-31
CIK 1441683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐    No  ☒
As of October 28, 2019, there were 34,210,508 shares of the registrant’s Class A common stock and 32,942,636 shares of the registrant’s Class B common stock, each with a par value of $0.0001 per share, outstanding.

Table of Contents

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements	4
	Condensed Consolidated Balance Sheets as of September 30, 2019 (unaudited) and December 31, 2018	4
	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2019 and September 30, 2018 (unaudited)	5
	Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2019 and September 30, 2018 (unaudited)	6
	Condensed Consolidated Statement of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2019 and September 30, 2018 (unaudited)	7
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and September 30, 2018 (unaudited)	9
	Notes to Condensed Consolidated Financial Statements (unaudited)	10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	39
Item 4.	Controls and Procedures	39

PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	41
Item 1A.	Risk Factors	41
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	41
Item 3.	Defaults Upon Senior Securities	41
Item 4.	Mine Safety Disclosures	41
Item 5.	Other Information	41
Item 6.	Exhibits	41
Signature		43

PART I—FINANCIAL INFORMATION
Item 1.   FINANCIAL STATEMENTS
APPIAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	As of	As of
	September 30, 2019	December 31, 2018
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$165,554	$94,930
Accounts receivable, net of allowance of $600 as of September 30, 2019 and December 31, 2018	70,792	79,383
Deferred commissions, current	18,468	14,020
Prepaid expenses and other current assets	10,200	21,293
Total current assets	265,014	209,626
Property and equipment, net	40,023	7,539
Deferred commissions, net of current portion	13,069	15,088
Deferred tax assets	560	326
Other assets	561	601
Total assets	$319,227	$233,180
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$5,316	$9,249
Accrued expenses	7,916	7,464
Accrued compensation and related benefits	11,458	13,796
Deferred revenue, current	100,497	95,523
Capital leases, current	1,429	—
Other current liabilities	2,067	2,369
Total current liabilities	128,683	128,401
Deferred tax liabilities	136	42
Deferred revenue, net of current portion	13,557	16,145
Deferred rent, net of current portion	21,280	15,400
Capital leases, net of current portion	2,763	—
Total liabilities	166,419	159,988
Stockholders’ equity
Class A common stock—par value $0.0001; 500,000,000 shares authorized and 34,204,362 shares issued and outstanding as of September 30, 2019; 500,000,000 shares authorized and 29,626,054 shares issued and outstanding as of December 31, 2018	3	3
Class B common stock—par value $0.0001; 100,000,000 shares authorized and 32,942,636 shares issued and outstanding as of September 30, 2019; 100,000,000 shares authorized and 34,290,383 shares issued and outstanding as of December 31, 2018	3	3
Additional paid-in capital	336,694	218,284
Accumulated other comprehensive income	1,106	542
Accumulated deficit	(184,998)	(145,640)
Total stockholders’ equity	152,808	73,192
Total liabilities and stockholders’ equity	$319,227	$233,180
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPIAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue:
Subscriptions, software and support	$41,599	$30,905	$115,767	$90,904
Professional services	27,788	24,043	80,110	75,623
Total revenue	69,387	54,948	195,877	166,527
Cost of revenue:
Subscriptions, software and support	4,484	3,261	12,105	8,713
Professional services	19,467	16,831	58,963	54,002
Total cost of revenue	23,951	20,092	71,068	62,715
Gross profit	45,436	34,856	124,809	103,812
Operating expenses:
Sales and marketing	28,858	25,467	89,951	75,815
Research and development	15,697	11,737	42,418	32,392
General and administrative	11,191	12,537	29,468	29,022
Total operating expenses	55,746	49,741	161,837	137,229
Operating loss	(10,310)	(14,885)	(37,028)	(33,417)
Other expense:
Other expense, net	2,016	110	1,700	1,785
Interest expense	96	67	236	134
Total other expense	2,112	177	1,936	1,919
Loss before income taxes	(12,422)	(15,062)	(38,964)	(35,336)
Income tax expense (benefit)	5	(34)	394	212
Net loss	$(12,427)	$(15,028)	$(39,358)	$(35,548)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.19)	$(0.24)	$(0.61)	$(0.58)
Weighted average common shares outstanding:
Basic and diluted	65,508,113	62,480,927	64,860,342	61,583,610
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPIAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss	$(12,427)	$(15,028)	$(39,358)	$(35,548)
Comprehensive income (loss), net of income taxes:
Foreign currency translation adjustment	954	(400)	564	137
Total other comprehensive loss, net of income taxes	$(11,473)	$(15,428)	$(38,794)	$(35,411)
 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPIAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

				Accumulated Other Comprehensive Income (Loss)		Total Stockholders' Equity
	Common Stock		Additional Paid-In Capital		Accumulated Deficit
	Shares	Amount
Balance, January 1, 2018	60,599,877	$6	$141,268	$439	$(96,189)	$45,524
Net loss	―	―	―	―	(9,553)	(9,553)
Issuance of common stock to directors	2,935	―	―	―	―	—
Exercise of stock options	607,349	―	982	―	―	982
Stock-based compensation expense	―	―	2,240	―	―	2,240
Other comprehensive loss	―	―	―	(565)	―	(565)
Balance, March 31, 2018	61,210,161	6	144,490	(126)	(105,742)	38,628
Net loss	—	—	—	—	(10,967)	(10,967)
Issuance of common stock to directors	3,670	—	—	—	—	—
Exercise of stock options	399,049	—	1,090	—	—	1,090
Stock-based compensation expense	—	—	2,206	—	—	2,206
Other comprehensive income	—	—	—	1,102	—	1,102
Balance, June 30, 2018	61,612,880	6	147,786	976	(116,709)	32,059
Net loss	—	—	—	—	(15,028)	(15,028)
Issuance of common stock from public offering, net of issuance costs	1,675,000	—	57,829	—	—	57,829
Issuance of common stock to directors	2,555	—	—	—	—	—
Vesting of restricted stock units	6,300	—	—	—	—	—
Exercise of stock options	291,581	—	555	—	—	555
Stock-based compensation expense	—	—	6,801	—	—	6,801
Other comprehensive loss	—	—	—	(400)	—	(400)
Balance, September 30, 2018	63,588,316	$6	$212,971	$576	$(131,737)	$81,816

APPIAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

				Accumulated Other Comprehensive Income (Loss)		Total Stockholders' Equity
	Common Stock		Additional Paid-In Capital		Accumulated Deficit
	Shares	Amount
Balance, January 1, 2019	63,916,437	$6	$218,284	$542	$(145,640)	$73,192
Net loss	—	—	—	—	(17,537)	(17,537)
Issuance of common stock to directors	3,461	—	—	—	—	—
Vesting of restricted stock units	278,680	—	—	—	—	—
Exercise of stock options	482,444	—	1,073	—	—	1,073
Stock-based compensation expense	—	—	7,225	—	—	7,225
Other comprehensive income	—	—	—	340	—	340
Balance, March 31, 2019	64,681,022	6	226,582	882	(163,177)	64,293
Net loss	—	—	—	—	(9,394)	(9,394)
Issuance of common stock to directors	2,684	—	—	—	—	—
Vesting of restricted stock units	6,010	—	—	—	—	—
Exercise of stock options	147,852	—	914	—	—	914
Stock-based compensation expense	—	—	2,689	—	—	2,689
Other comprehensive loss	—	—	—	(730)	—	(730)
Balance, June 30, 2019	64,837,568	6	230,185	152	(172,571)	57,772
Net loss	—	—	—	—	(12,427)	(12,427)
Issuance of common stock from public offering, net of issuance costs	1,825,000	—	101,303	—	—	101,303
Issuance of common stock to directors	2,563	—	—	—	—	—
Vesting of restricted stock units	94,772	—	—	—	—	—
Exercise of stock options	387,095	—	2,065	—	—	2,065
Stock-based compensation expense	—	—	3,141	—	—	3,141
Other comprehensive income	—	—	—	954	—	954
Balance, September 30, 2019	67,146,998	$6	$336,694	$1,106	$(184,998)	$152,808
 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPIAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(39,358)	$(35,548)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,273	1,452
Loss (gain) on disposal of equipment	146	(4)
Bad debt expense	97	2
Deferred income taxes	(191)	69
Stock-based compensation	13,055	11,247
Changes in assets and liabilities:
Accounts receivable	9,051	(6,226)
Prepaid expenses and other assets	11,351	76
Deferred commissions	(2,428)	(5,531)
Accounts payable and accrued expenses	(3,910)	1,255
Accrued compensation and related benefits	(2,159)	1,814
Other current liabilities	(251)	376
Deferred revenue	2,646	7,862
Deferred rent, non-current	5,718	(797)
Net cash used in operating activities	(2,960)	(23,953)
Cash flows from investing activities:
Purchases of property and equipment	(31,430)	(2,187)
Proceeds from sale of equipment	—	4
Net cash used in investing activities	(31,430)	(2,183)
Cash flows from financing activities:
Proceeds from public offering, net of any underwriting discounts	101,653	58,258
Payment of costs related to public offerings	(12)	(353)
Proceeds from exercise of common stock options	4,052	2,627
Principal payments on capital lease obligations	(299)	—
Net cash provided by financing activities	105,394	60,532
Effect of foreign exchange rate changes on cash and cash equivalents	(380)	(888)
Net increase in cash and cash equivalents	70,624	33,508
Cash and cash equivalents, beginning of period	94,930	73,758
Cash and cash equivalents, end of period	$165,554	$107,266
Supplemental disclosure of cash flow information:
Cash paid for interest	$250	$34
Cash paid for income taxes	$236	$178
Supplemental disclosure of non-cash financing information:
Capital lease obligations to acquire new office furniture and fixtures and computer hardware	$4,491	$—
Offering costs included in accounts payable and accrued expenses	$338	$76
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPIAN CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Organization and Description of Business
Appian Corporation (together with its subsidiaries, “Appian,” the “Company,” “we” or “our”) provides a low-code development platform that accelerates the creation of high-impact business applications. The applications created on our platform help companies to improve customer experience, achieve operational excellence and simplify global risk management and compliance. We were incorporated in the state of Delaware in August 1999. We are headquartered in Tysons, Virginia and operate in Canada, Switzerland, the United Kingdom, France, Germany, the Netherlands, Italy, Australia, Spain, Singapore and Sweden.

2.  Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements and footnotes have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) for interim financial information. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, changes in stockholders’ equity and cash flows. The results of operations for the current period are not necessarily indicative of the results for the full year or the results for any future periods. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission (the “SEC”) on February 21, 2019.
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
Public Offering
In September 2019, we completed an underwritten public offering of 2,329,000 shares of our Class A common stock, of which 1,825,000 shares of Class A common stock were sold by us and 504,000 shares of Class A common stock were sold by existing stockholders. The underwriter purchased the shares from us and the selling stockholders at a price of $55.70 per share. Our net proceeds from the offering were $101.3 million, after deducting underwriting discounts and commissions and offering expenses. We did not receive any of the proceeds from the sale of shares by the selling stockholders.
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

APPIAN CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
Consulting services are billed under both time-and-material and fixed-fee arrangements. For standalone time-and-material contracts, we recognize revenue at contractually agreed upon billing rates applied to hours performed. For standalone fixed-fee contracts, we also recognize revenue as the work is performed using the proportional performance method of accounting. Training revenue is recognized when the associated training services are delivered. Training is also sold in the form of a subscription arrangement where a customer agrees to pay an annual fixed fee for a fixed number of users to have access to all our training offerings during the year. Revenue from training subscription agreements is recognized ratably over the subscription period.
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

APPIAN CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
Concentration of Credit and Customer Risk
Our financial instruments that are exposed to concentration of credit and customer risk consist primarily of cash and cash equivalents and trade accounts receivable. Deposits held with banks may exceed the amount of insurance provided on such deposits. We believe that the financial institutions that hold our cash deposits are financially sound and, accordingly, minimal credit risk exists with respect to these balances.
With regard to our customers, credit evaluation and account monitoring procedures are used to minimize the risk of loss. We believe that no additional credit risk beyond amounts provided for collection loss are inherent in accounts receivable. Revenue generated from government agencies represented 15.9% and 17.0% of our revenue for the three and nine months ended September 30, 2019, respectively, of which the top three federal government agencies generated 7.0% of our revenue for each of the three and nine months ended September 30, 2019. Additionally, 32.5% and 31.1% of our revenue during the three and nine months ended September 30, 2019, respectively, was generated from foreign customers. Revenue generated from

APPIAN CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
government agencies represented 14.1% and 16.1% of our revenue for the three and nine months ended September 30, 2018, respectively, of which the top three federal government agencies generated 7.2% and 8.7% of our revenue for the three and nine months ended September 30, 2018, respectively. Additionally, 29.1% and 30.0% of our revenue during the three and nine months ended September 30, 2018, respectively, was generated from foreign customers.
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are stated at realizable value, net of an allowance for doubtful accounts. The allowance for doubtful accounts is based on our assessment of the collectability of accounts. We regularly review the composition of the accounts receivable aging, historical bad debts, changes in payment patterns, customer creditworthiness and current economic trends. If the financial condition of our customers were to deteriorate, resulting in their inability to make required payments, additional provisions for doubtful accounts would be required and would increase bad debt expense. To date, our allowance and related bad debt write-offs have been nominal. There was no change in the allowance for doubtful accounts from December 31, 2018 to September 30, 2019.
Non-Trade Receivables
We record non-trade receivables to reflect amounts due for activities other than sales of subscriptions to our platform and professional services. Our non-trade receivables relate entirely to a receivable from our tenant improvement allowance. The tenant improvement allowance receivable was $14.4 million as of December 31, 2018 and is classified within prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets. We recognized our initial tenant improvement allowance receivable of $15.8 million related to our new headquarters once we took initial possession of the space in October 2018. We recognized additional tenant improvement allowance receivable of $2.6 million when we took possession of adjacent office space in February 2019. We had received the entire tenant improvement allowance as of September 30, 2019, and therefore, there was no receivable balance remaining as of such date.
Deferred Commissions
Deferred commissions are the incremental costs that are directly associated with subscription agreements with customers and consist of sales commissions paid to our direct sales force. Commissions are considered direct and incremental and as such are deferred and amortized over the terms of the related customer contracts consistent with the related revenue. Amortization of deferred commissions is included in sales and marketing expense in the accompanying condensed consolidated statements of operations. Commission expense was $4.9 million and $14.0 million for the three and nine months ended September 30, 2019, respectively. Commission expense was $4.0 million and $10.2 million for the three and nine months ended September 30, 2018, respectively.
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

APPIAN CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Fair Value of Financial Instruments
The carrying amounts of our cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value as of September 30, 2019 and December 31, 2018 because of the relatively short duration of these instruments.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs
There were no instruments measured at fair value during the three and nine months ended September 30, 2019 and September 30, 2018.
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
Emerging Growth Company Status
We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”). We will remain an emerging growth company until December 31, 2019. After that date, we will no longer be an "emerging growth company" but will then be a "large accelerated filer," because over $700 million of our outstanding equity securities were held by non-affiliates as of June 30, 2019. The JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to avail ourselves of this extended transition period and, as a result, we will not adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies.
Recent Accounting Pronouncements
Adopted
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which aims to reduce the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 will require adoption on a retrospective basis unless it is impracticable to apply, in which case we would be required to apply the amendments

APPIAN CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
prospectively as of the earliest date practicable. ASU 2016-15 is effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. The adoption of ASU 2016-15 did not have an impact on our condensed consolidated financial statements for the three and nine months ended September 30, 2019.
In February 2018, the FASB issued ASU No. 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income ("ASU 2018-02"), which provides entities the option to reclassify to retained earnings tax effects related to items in accumulated other comprehensive income ("OCI") that the FASB refers to as having been stranded in accumulated OCI as a result of tax reform. ASU 2018-02 is effective for fiscal years beginning after December 15, 2018. The adoption of ASU 2018-02 did not have an impact on our condensed consolidated financial statements for the three and nine months ended September 30, 2019.
Not Yet Adopted
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASC 606”), which provides new guidance for revenue recognition. ASC 606 provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASC 606 also requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. Entities have the option of using either a full retrospective or modified retrospective approach for the adoption of the standard. In March 2016, the FASB issued ASU No. 2016-08, Principal Versus Agent Considerations (Reporting Revenue Gross Versus Net) (“ASU 2016-08”), which clarifies implementation guidance on principal versus agent considerations in ASC 606. In April 2016, the FASB issued ASU No. 2016-10, Identifying Performance Obligations and Licensing (“ASU 2016-10”), which clarifies the identification of performance obligations and the licensing implementation guidance in ASC 606. In addition, in May 2016, the FASB issued ASU No. 2016-12, Narrow-Scope Improvements and Practical Expedients ("ASU 2016-12"), which clarifies the guidance on assessing collectibility, presentation of sales taxes, noncash consideration and completed contracts and contract modifications at transition. For public entities, the new standard is effective for annual periods and interim periods within those annual periods, beginning after December 15, 2017. For all other entities, the new standard is effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods beginning after December 15, 2019. We have elected to avail ourselves of the JOBS Act extended transition period that permits us to defer adoption until January 1, 2019. In accordance with guidance, the new standard will be adopted in our Annual Report on Form 10-K for the fiscal year ending December 31, 2019 but has not been adopted in our Quarterly Reports on Form 10-Q during 2019.
The ASC 606 guidance allows two methods of adoption: retrospectively to each prior reporting period (full retrospective method) or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective method). We intend to adopt the new standard using the modified retrospective method.
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
In addition, we expect the new standard to impact our accounting for contract acquisition costs, both with respect to the amounts that will be capitalized as well as the period of amortization. Currently, we defer the direct and incremental commission costs to obtain a contract with a customer and amortize those costs over the term of the related customer contract consistent with the related revenue. Under the new standard, we will defer the incremental costs to obtain a contract with a customer. Therefore, the new standard will result in additional costs being capitalized, including fringe benefits. Under the new standard, initial incremental costs to obtain a contract will be amortized over the customer's estimated economic life of five years, which was calculated based on both qualitative and quantitative factors, such as product life cycles, contractual terms and customer attrition. Incremental contract costs paid relating to contract renewals will be deferred and amortized on a straight-

APPIAN CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
line basis over the related renewal period. As a result, we expect the deferred commissions asset to increase and the related amortization expense in each reporting period to decrease under the new standard.
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
We are currently evaluating the impact the adoption of ASU 2016-02 will have on our condensed consolidated financial statements. We plan to adopt this standard using the prospective adoption approach and electing the package of practical expedients allowed under the standard. The package of practical expedients will allow us not to reassess: (i) whether or not any expired or existing contracts are or contain leases, (ii) lease classification for any expired or existing leases and (iii) whether initial direct costs for any existing leases qualify for capitalization under ASU 2016-02. Additionally, we plan to elect the practical expedient to not separate lease components from non-lease components for leases related to office space. We do not plan on using the hindsight practical expedient when determining the lease term and assessing impairment of right-of-use assets.
Although we are still evaluating the impact of the adoption of the standard on our condensed consolidated financial statements, we expect there will be a material increase to assets and liabilities related to the recognition of new right-of-use assets and lease liabilities on our balance sheet for leases currently classified as operating leases. We do not expect the adoption of ASU 2016-02 to have a material impact on our consolidated statements of operations.
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

APPIAN CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
3.  Property and Equipment, net
Property and equipment, net consisted of the following as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019	December 31, 2018
Leasehold improvements	$36,698	$9,958
Office furniture and fixtures	4,183	649
Computer hardware	3,690	2,535
Computer software	1,727	1,727
Equipment	80	138
	46,378	15,007
Less: accumulated depreciation	(6,355)	(7,468)
Property and equipment, net	$40,023	$7,539
Depreciation and amortization totaled $1.3 million and $3.3 million for the three and nine months ended September 30, 2019, respectively. Depreciation and amortization totaled $0.5 million and $1.5 million for the three and nine months ended September 30, 2018, respectively. During the three months ended September 30, 2019, we retired $0.4 million of fully depreciated computer hardware and $0.1 million of fully depreciated equipment associated with the relocation of our corporate headquarters. During the nine months ended September 30, 2019, we retired $3.2 million of leasehold improvements, $0.8 million of computer hardware, $0.4 million of office furniture and fixtures and $0.1 million of equipment associated with the relocation of our corporate headquarters. During the nine months ended September 30, 2019, we recorded a loss on disposal of $0.1 million. During the nine months ended September 30, 2018, we disposed of $0.1 million of fully depreciated computer hardware. There were no disposals in the three months ended September 30, 2018.
At September 30, 2019, office furniture and fixtures included $3.7 million acquired under capital lease agreements and computer hardware included $0.8 million acquired under capital lease agreements. There were no assets acquired under capital lease agreements as of December 31, 2018. Accumulated depreciation related to office furniture and fixtures and computer hardware acquired under capital leases totaled $0.3 million at September 30, 2019. Amortization of assets acquired under capital leases is included in depreciation and amortization expense.

4.  Accrued Expenses

Accrued expenses consisted of the following as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019	December 31, 2018
Accrued contract labor costs	$2,558	$3,128
Accrued reimbursable employee expenses	1,318	459
Accrued hosting costs	931	579
Accrued audit and tax expenses	797	375
Accrued leasehold improvement costs	426	—
Accrued third party license fees	301	729
Accrued marketing and tradeshow expenses	287	229
Accrued legal costs	276	—
Other accrued expenses	1,022	1,965
Total	$7,916	$7,464

5.  Debt
Line of Credit
In November 2017, we entered into a $20.0 million revolving line of credit with a lender. The facility matures in November 2022. We may elect whether amounts drawn on the revolving line of credit bear interest at a floating rate per annum equal to either the LIBOR or the prime rate plus an additional interest rate margin that is determined by the availability of the

APPIAN CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
borrowings under the revolving line of credit. The additional interest rate margin will range from 2.00% to 2.50% in the case of LIBOR advances and from 1.00% to 1.50% in the case of prime rate advances. The revolving line of credit contains an unused facility fee in an amount between 0.15% and 0.25% of the average unused portion of the revolving line of credit, which is payable quarterly. The agreement contains certain customary affirmative and negative covenants and requires us to maintain (1) an adjusted quick ratio of at least 1.35 to 1.0 and (ii) minimum adjusted EBITDA, in the amounts and for the periods set forth in the agreement. Any amounts borrowed under the credit facility are collateralized by substantially all of our assets. We were in compliance with all covenants as of September 30, 2019. As of September 30, 2019, we had no outstanding borrowings under the revolving line of credit.

6.  Income Taxes
The provision for income taxes is based upon the estimated annual effective tax rates for the year applied to the current period income before tax plus the tax effect of any significant unusual items, discrete events or changes in tax law. Our operating subsidiaries are exposed to statutory effective tax rates ranging from zero to approximately 32%. Fluctuations in the distribution of pre-tax income among our operating subsidiaries can lead to fluctuations of the effective tax rate in the condensed consolidated financial statements. For the three and nine months ended September 30, 2019, the actual effective tax rates were (0.04)% and (1.0)%, respectively. For the three and nine months ended September 30, 2018, the actual effective tax rates were 0.2% and (0.6)%, respectively.
We assess uncertain tax positions in accordance with ASC 740-10, Accounting for Uncertainties in Income Taxes. As of September 30, 2019, our net unrecognized tax benefits totaled $1.0 million, of which the entire portion would favorably impact our effective tax rate in the period if recognized. We anticipate that the amount of reasonably possible unrecognized tax benefits that could decrease over the next 12 months due to the expiration of certain statutes of limitations and settlement of tax audits is not material to our consolidated financial statements.
We file income tax returns in the United States federal jurisdiction and in many states and foreign jurisdictions. The tax years 2015 through 2018 remain open to examination by the major taxing jurisdictions to which we are subject. We are not currently under examination by the Internal Revenue Service for any open tax years.

7.  Stock-Based Compensation
In May 2017, our board of directors adopted, and our stockholders approved, the 2017 Equity Incentive Plan (the “2017 Plan”), which became effective as of the date of the final prospectus for our initial public offering. The 2017 Plan provides for the grant of incentive stock options to employees, and for the grant of nonstatutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance-based stock awards and other forms of equity compensation to employees, including officers, and to non-employee directors and consultants. We initially reserved 6,421,442 shares of Class A common stock for issuance under the 2017 Plan, which included 421,442 shares that remained available for issuance under our 2007 Stock Option Plan (the “2007 Plan”) at the time that the 2017 Plan became effective. The number of shares reserved under the 2017 Plan increases for any shares subject to outstanding awards originally granted under the 2007 Plan that expire or are forfeited prior to exercise. As a result of the adoption of the 2017 Plan, no further grants may be made under the 2007 Plan. As of September 30, 2019, there were 7,099,083 shares of Class A common stock reserved for issuance under the 2017 Plan, of which 4,859,478 were available to be issued.
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

APPIAN CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
There were no stock options granted during the three months ended September 30, 2019 and 2018. The following table summarizes the assumptions used to estimate the fair value of stock options granted during the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019	2018
Risk-free interest rate	2.1%	*
Expected term (in years)	2.6	*
Expected volatility	55.0%	*
Expected dividend yield	—%	*
* Not applicable because no stock options were granted during the period
Stock Options
The following table summarizes the stock option activity for the nine months ended September 30, 2019:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
January 1, 2019	5,021,068	$7.30	6.4	$97,440
Granted	700,000	33.98
Exercised	(1,017,391)	3.98		37,562
Canceled	(58,620)	10.19
Outstanding at September 30, 2019	4,645,057	12.02	6.0	164,826
Exercisable at September 30, 2019	2,894,857	7.39	5.9	116,112
The weighted average grant-date fair value of stock options granted during the nine months ended September 30, 2019 was $13.57 per share. No stock options were granted during the nine months ended September 30, 2018. The total fair value of stock options that vested during the nine months ended September 30, 2019 and 2018 was $1.7 million and $10.2 million, respectively. As of September 30, 2019, the total compensation cost related to unvested stock options not yet recognized was $9.6 million, which will be recognized over a weighted average period of 2.2 years.
Restricted Stock Units
The following table summarizes the restricted stock unit activity for the nine months ended September 30, 2019:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested outstanding at January 1, 2019	1,175,049	$26.04
Granted	199,845	36.50
Vested	(379,462)	29.83
Canceled	(28,556)	29.11
Non-vested outstanding at September 30, 2019	966,876	26.63

APPIAN CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
As of September 30, 2019, total unrecognized compensation cost related to unvested restricted stock units was approximately $21.3 million, which will be recognized over a weighted average period of 2.2 years.
In November 2018, our co-founders were granted 255,930 restricted stock units under the 2017 Plan at a fair value of $30.06 per share. The awards were approved by the board of directors. The value of these awards at the grant date was $7.7 million and was amortized over the vesting periods. The restricted stock units vested during the three months ended March 31, 2019.
The following table summarizes the components of our stock-based compensation expense for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Stock-based compensation expense related to restricted stock units	$1,873	$1,477	$10,544	$3,388
Stock-based compensation expense related to stock options	1,176	5,232	2,235	7,559
Stock-based compensation expense related to the issuance of common stock to directors	92	92	276	300
Total stock-based compensation expense	$3,141	$6,801	$13,055	$11,247
Stock-based compensation expense for restricted stock units, stock options and issuances of common stock is included in the following line items in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Cost of revenue
Subscriptions, software and support	$147	$138	$462	$355
Professional services	243	222	2,461	645
Operating expenses
Sales and marketing	776	736	3,971	1,781
Research and development	433	373	2,983	1,106
General and administrative	1,542	5,332	3,178	7,360
Total stock-based compensation expense	$3,141	$6,801	$13,055	$11,247

8.  Stockholders’ Equity
As of September 30, 2019, we had authorized 500,000,000 shares of Class A common stock and 100,000,000 shares of Class B common stock, each with a par value of $0.0001 per share, of which 34,204,362 shares of Class A common stock and 32,942,636 shares of Class B common stock were issued and outstanding. The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion rights. The holders of Class A common stock are entitled to one vote per share, and the holders of Class B common stock are entitled to ten votes per share, on all matters that are subject to stockholder vote. The holders of Class B common stock also have approval rights for certain corporate actions. Each share of Class B common stock may be converted into one share of Class A common stock at the option of its holder and will be automatically converted into one share of Class A common stock upon transfer thereof, subject to certain exceptions. In addition, upon the date on which the outstanding shares of Class B common stock represent less than 10% of the aggregate voting power of our capital stock, all outstanding shares of Class B common stock shall convert automatically into Class A common stock.

APPIAN CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
9.  Basic and Diluted Loss per Common Share
The following potentially dilutive securities outstanding, prior to the use of the treasury stock method or the if-converted method, have been excluded from the computation of diluted weighted-average shares outstanding for the respective periods below because they would have been anti-dilutive:

	Three and Nine Months Ended September 30,
	2019	2018
Stock options	4,645,057	5,642,484
Non-vested restricted stock units	966,876	1,021,970

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
The lease for the new headquarters contains a tenant improvement allowance of up to $18.4 million from the landlord. The tenant improvement allowance is accounted for as a lease incentive obligation and is amortized as a reduction to rent expense over the lease term. We recorded a lease incentive obligation when we took initial possession of the first phase of the new headquarters. We took initial possession of the second phase in February 2019 and recorded an additional lease incentive obligation. As of September 30, 2019, $1.4 million was included in other current liabilities and $15.7 million was included in deferred rent, net of current portion on the accompanying consolidated balance sheets. As of December 31, 2018, $1.2 million was included in other current liabilities and $14.4 million was included in deferred rent, net of current portion on the accompanying consolidated balance sheets.
Capital Leases
We lease certain office furniture and fixtures and computer hardware under non-cancellable capital lease agreements that have expiration dates in 2022. As of September 30, 2019, office furniture and fixtures and computer hardware acquired under capital lease agreements totaled $3.7 million and $0.8 million, respectively. There were no assets acquired under capital lease agreements as of December 31, 2018.
A summary of our future minimum payments under non-cancellable operating and capital lease agreements by year as of September 30, 2019 is as follows (in thousands):

	Operating Leases	Capital Leases
Remainder of 2019	$1,073	$405
2020	3,312	1,620
2021	6,840	1,620
2022	6,983	884
2023	7,035	—
Thereafter	65,217	—
Total minimum lease payments	90,460	4,529
Less: amounts representing interest	—	(337)
Present value of lease obligations	$90,460	$4,192

APPIAN CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
We record rent expense using the total minimum rent commitment, amortized using the straight-line method over the term of the lease. The difference between monthly rental payments and recorded rent expense is charged to deferred rent. As of September 30, 2019 and December 31, 2018, deferred rent totaled $22.6 million and $17.4 million, respectively, and is included within other current liabilities and deferred rent, net of current portion on the accompanying condensed consolidated balance sheets. In addition to rental payments, certain leases require additional payments for real estate taxes, common area maintenance and insurance, which are expensed when incurred and not included in future minimum payments.
Total rent and lease expense was $2.5 million and $8.0 million for the three and nine months ended September 30, 2019, respectively. Total rent and lease expense was $1.9 million and $5.8 million for the three and nine months ended September 30, 2018, respectively.
Other Commitments
We also have entered into a non-cancellable agreement for the use of technology that is integral in the development of our software and pay annual royalty fees of $0.3 million.
Letters of Credit
As of each of September 30, 2019 and December 31, 2018, we had outstanding letters of credit totaling $10.5 million in connection with securing our leased office space. All letters of credit are secured by our borrowing arrangement as described in Note 5.
Legal
From time to time, we are subject to legal, regulatory and other proceedings and claims that arise in the ordinary course of business. There are no issues or resolution of any matters that are expected to have a material adverse impact on our consolidated financial statements.

11.  Segment and Geographic Information
The following table summarizes revenue by geography for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Domestic	$46,859	$38,982	$135,037	$116,498
International	22,528	15,966	60,840	50,029
Total	$69,387	$54,948	$195,877	$166,527
With respect to geographic information, revenue is attributed to respective geographies based on the contracting address of the customer. Revenues from external customers attributed to the United Kingdom were 12.1% and 10.8% of our total revenue for the three and nine months ended September 30, 2019, respectively. There were no individual foreign countries from which more than 10% of our total revenue was attributable for the three and nine months ended September 30, 2018. Substantially all of our long-lived assets were held in the United States as of September 30, 2019 and December 31, 2018.

12.  Subsequent Events
In preparing our condensed consolidated financial statements, we evaluated subsequent events through October 31, 2019, which is the date that the condensed consolidated financial statements were available to be issued.
On October 29, 2019, our board of directors approved the grant of 224,770 restricted stock units under the 2017 Plan at a fair value of $44.34 per share to members of management and other employees. The value of these awards at the grant date was $10.0 million and will be amortized over the vesting periods. The restricted stock units vest over five years through November 5, 2024.

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
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will,” “would” or the negative or plural of these words or similar expressions or variations, including statements regarding our future financial and operating performance, anticipated expansion of the usage of partners to perform professional services and our future capital requirements. Such forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors,” set forth in Part I, Item 1A of our Annual Report on Form 10-K filed with the SEC on February 21, 2019 and in our other filings with the SEC. You should not rely upon forward-looking statements as predictions of future events. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
Overview
We provide a low-code development platform that accelerates the creation of high-impact business applications. The applications created on our platform help companies to improve customer experience, achieve operational excellence and simplify global risk management and compliance.
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

Our customers include financial services, life sciences, government, telecommunications, media, energy, manufacturing and transportation organizations. Generally, our sales force targets its efforts on organizations with over 2,000 employees and $2 billion in annual revenue. Revenue from government agencies represented 15.9% and 17.0% of our total revenue in the three and nine months ended September 30, 2019, respectively. Revenue from government agencies represented 14.1% and 16.1% of our total revenue in the three and nine months ended September 30, 2018, respectively. No single end-customer accounted for more than 10% of our total revenue in the three and nine months ended September 30, 2019 or September 30, 2018.
Our platform supports multiple languages to facilitate collaboration and address challenges in multi-national organizations. We offer our platform globally. In the three and nine months ended September 30, 2019, 32.5% and 31.1%, respectively, of our total revenue was generated from customers outside of the United States. In the three and nine months ended September 30, 2018, 29.1% and 30.0%, respectively, of our total revenue was generated from customers outside of the United States. As of September 30, 2019, we operated in 12 countries. We believe that we have a significant opportunity to grow our international footprint. We are investing in new geographies, including through investment in direct and indirect sales channels, professional services and customer support and implementation partners.
Recent Developments
In September 2019, we completed an underwritten public offering of 2,329,000 shares of our Class A common stock, of which 1,825,000 shares of Class A common stock were sold by us and 504,000 shares of Class A common stock were sold by existing stockholders. The underwriter purchased the shares from us and the selling stockholders at a price of $55.70 per share. Our net proceeds from the offering were $101.3 million, after deducting underwriting discounts and commissions and offering expenses. We did not receive any of the proceeds from the sale of shares by the selling stockholders.
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
•Mix of Subscription and Professional Services Revenue. We believe our professional services have driven customer success and facilitated the adoption of our platform by customers. During the initial period of deployment by a customer, we generally provide a greater amount of support in building applications and training than later in the deployment, with a typical engagement extending from two to six months. At the same time, many of our customers have historically purchased subscriptions only for a limited set of their total potential end users. As a result of these factors, the proportion of total revenue for a customer associated with professional services is relatively high during the initial deployment period. Over time, as the need for professional services associated with user deployments decreases and the number of end users increases, we expect the mix of total revenue to shift more toward subscription revenue in the long term. In addition, we intend to further grow our base of strategic partners to provide broader customer coverage and solution delivery capabilities. These partners perform professional services with respect to any new service contracts they sign with our customers. As the usage of partners expands, we expect the proportion of our total revenue from subscriptions to increase over time relative to professional services. For the three months ended September 30, 2019 and 2018, 60.0% and 56.2% of our revenue, respectively, was derived from sales of subscriptions, software and support, while the remaining 40.0% and 43.8%, respectively, was derived from the sale of professional services. For the nine months ended September 30, 2019 and 2018, 59.1% and 54.6% of our revenue, respectively, was derived from sales of subscriptions, software and support, while the remaining 40.9% and 45.4%, respectively, was derived from the sale of professional services.
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

Key Metrics
We monitor the following metrics to help us measure and evaluate the effectiveness of our operations (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Subscription Revenue	$40,435	$29,384	$112,045	$81,908

	As of September 30,
	2019	2018
Subscription Revenue Retention Rate	119%	117%
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
Our maintenance and support agreements provide customers with the right to unspecified software upgrades, maintenance releases and patches released during the term of the maintenance and support agreement on a when-and-if-

available basis, and rights to technical support. When our platform is deployed within a customer’s own data center or private cloud, it is installed on the customer’s infrastructure and generally offered as a term license. When our platform is delivered as a SaaS subscription, we handle its operational needs in third-party hosted data centers.
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
Other Expense
Other Expense, Net
Other expense, net consists primarily of unrealized and realized gains and losses related to changes in foreign currency exchange rates and interest income on our cash and cash equivalents.
Interest Expense
Interest expense consists primarily of interest on our capital leases and debt, unused fees on our credit facility and commitment fees on our letters of credit.

Results of Operations
The following table sets forth our consolidated statement of operations data:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Consolidated Statement of Operations Data:
Revenue:
Subscriptions, software and support	$41,599	$30,905	$115,767	$90,904
Professional services	27,788	24,043	80,110	75,623
Total revenue	69,387	54,948	195,877	166,527
Cost of revenue:
Subscriptions, software and support	4,484	3,261	12,105	8,713
Professional services	19,467	16,831	58,963	54,002
Total cost of revenue	23,951	20,092	71,068	62,715
Gross profit	45,436	34,856	124,809	103,812
Operating expenses:
Sales and marketing	28,858	25,467	89,951	75,815
Research and development	15,697	11,737	42,418	32,392
General and administrative	11,191	12,537	29,468	29,022
Total operating expenses	55,746	49,741	161,837	137,229
Operating loss	(10,310)	(14,885)	(37,028)	(33,417)
Other expense:
Other expense, net	2,016	110	1,700	1,785
Interest expense	96	67	236	134
Total other expense	2,112	177	1,936	1,919
Loss before income taxes	(12,422)	(15,062)	(38,964)	(35,336)
Income tax expense (benefit)	5	(34)	394	212
Net loss	$(12,427)	$(15,028)	$(39,358)	$(35,548)

The following table sets forth our consolidated statement of operations data expressed as a percentage of total revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Consolidated Statement of Operations Data:
Revenue:
Subscriptions, software and support	60.0%	56.2%	59.1%	54.6%
Professional services	40.0	43.8	40.9	45.4
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Subscriptions, software and support	6.5	5.9	6.2	5.2
Professional services	28.1	30.6	30.1	32.4
Total cost of revenue	34.6	36.5	36.3	37.6
Gross margin	65.4	63.5	63.7	62.4
Operating expenses:
Sales and marketing	41.6	46.3	45.9	45.5
Research and development	22.6	21.4	21.7	19.5
General and administrative	16.1	22.8	15.0	17.4
Total operating expenses	80.3	90.5	82.6	82.4
Operating loss	(14.9)	(27.0)	(18.9)	(20.0)
Other expense:
Other expense, net	2.9	0.2	0.9	1.1
Interest expense	0.1	0.1	0.1	0.1
Total other expense	3.0	0.3	1.0	1.2
Loss before income taxes	(17.9)	(27.3)	(19.9)	(21.2)
Income tax expense (benefit)	—	(0.1)	0.2	0.1
Net loss	(17.9)%	(27.3)%	(20.1)%	(21.3)%
Comparison of the Three Months Ended September 30, 2019 and 2018
Revenue

	Three Months Ended September 30,		% Change
	2019	2018
	(dollars in thousands)
Revenue
Subscriptions, software and support	$41,599	$30,905	34.6%
Professional services	27,788	24,043	15.6
Total revenue	$69,387	$54,948	26.3

Total revenue increased $14.4 million, or 26.3%, in the three months ended September 30, 2019 compared to the same period in 2018, due to an increase in our subscriptions, software and support revenue of $10.7 million and an increase in our professional services revenue of $3.7 million. The increase in subscriptions, software and support revenue was attributable to $6.9 million of revenue from expanded deployments and corresponding sales of additional subscriptions to existing customers and $3.8 million in sales of subscriptions to new customers. The increase in professional services revenue was due to $8.3 million in sales to new customers, offset by a $4.6 million decrease in revenue from existing customers.

Cost of Revenue

	Three Months Ended September 30,		% Change
	2019	2018
	(dollars in thousands)
Cost of revenue:
Subscriptions, software and support	$4,484	$3,261	37.5%
Professional services	19,467	16,831	15.7
Total cost of revenue	$23,951	$20,092	19.2
Subscriptions, software and support gross margin	89.2%	89.4%
Professional services gross margin	29.9%	30.0%
Total gross margin	65.4%	63.5%

Cost of revenue increased $3.9 million, or 19.2%, in the three months ended September 30, 2019 compared to the same period in 2018, primarily due to a $1.6 million increase in professional services and product support personnel costs, a $1.1 million increase in contractor costs, a $0.7 million increase in other cost of revenue and a $0.7 million increase in facility and overhead costs, offset by a $0.2 million decrease in billable expenses. Personnel costs increased due to an increase in professional services and product support staff personnel headcount of 15.3% from September 30, 2018 to September 30, 2019. Contractor costs increased in the three months ended September 30, 2019 compared to the same period in 2018 because of an increase in the usage of subcontractors for professional service engagements. The increase in other cost of revenue was due to increased hosting costs as sales of our cloud offering increased in the three months ended September 30, 2019. Facility and overhead costs increased to support our personnel growth. Billable expenses decreased in the three months ended September 30, 2019 compared to the same period in 2018 because of an increase in the percentage of professional services engagements being staffed remotely.
Subscriptions, software and support gross margin decreased to 89.2% in the three months ended September 30, 2019 compared to 89.4% in the same period in 2018 due to increased hosting costs during the three months ended September 30, 2019 as sales of our cloud offering increased and became a larger proportion of our overall subscription, software and support revenue. Professional services gross margin decreased slightly to 29.9% in the three months ended September 30, 2019 compared to 30.0% in the same period in 2018 due to an increase in the usage of subcontractors for professional services engagements as compared to the three months ended September 30, 2018. Due to the higher percentage of subscriptions, software and support revenue for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018, gross margin increased to 65.4% in the three months ended September 30, 2019 compared to 63.5% in the same period in 2018.
Sales and Marketing Expense

	Three Months Ended September 30,		% Change
	2019	2018
	(dollars in thousands)
Sales and marketing	$28,858	$25,467	13.3%
% of revenue	41.6%	46.3%

Sales and marketing expense increased $3.4 million, or 13.3%, in the three months ended September 30, 2019 compared to the same period in 2018, primarily due to a $2.2 million increase in sales and marketing personnel costs, a $0.9 million increase in facility and overhead costs, a $0.2 million increase in professional fees and a $0.1 million increase in marketing costs. Personnel costs increased due to an increase in sales and marketing personnel headcount by 9.4% from September 30, 2018 to September 30, 2019 and increased sales commissions driven by our revenue growth. Facility and overhead costs increased to support our personnel growth. Professional fees increased due to an increase in consulting fees to support our ongoing marketing events and activities. Marketing costs increased due to a rise in marketing event sponsorship and attendance.
Research and Development Expense

	Three Months Ended September 30,		% Change
	2019	2018
	(dollars in thousands)
Research and development	$15,697	$11,737	33.7%
% of revenue	22.6%	21.4%

Research and development expense increased $4.0 million, or 33.7%, in the three months ended September 30, 2019 compared to the same period in 2018, primarily due to a $2.8 million increase in research and development personnel costs and a $1.1 million increase in facility and overhead costs and a $0.1 million increase in professional fees. Personnel costs increased due to an increase in research and development personnel headcount by 33.2% from September 30, 2018 to September 30, 2019. Facility and overhead costs increased to support our personnel growth. Professional fees increased due to an increase in consulting fees to support the development and enhancement of our platform.
General and Administrative Expense

	Three Months Ended September 30,		% Change
	2019	2018
	(dollars in thousands)
General and administrative expense	$11,191	$12,537	(10.7)%
% of revenue	16.1%	22.8%

General and administrative expense decreased $1.3 million, or 10.7%, in the three months ended September 30, 2019 compared to the same period in 2018, due to a $2.7 million decrease in general and administrative personnel costs, offset by a $0.8 million increase in professional fees and a $0.6 million increase in facility and overhead costs. Personnel costs decreased due to a $3.8 million decrease in stock-based compensation expense during the three months ended September 30, 2019. Stock-based compensation expense decreased during the three months ended September 30, 2019 due to the vesting of an option to purchase 1,828,080 shares of our Class A common stock in August 2018, resulting in $4.5 million of stock-based compensation expense. The decrease in stock-based compensation expense during the three months ended September 30, 2019 was offset by an increase in general and administrative personnel headcount by 25.0% from September 30, 2018 to September 30, 2019. Professional fees increased due to the use of consulting services to support our back-office initiatives. Facility and overhead costs increased to support our personnel growth.
Other Expense, Net

	Three Months Ended September 30,		% Change
	2019	2018
	(dollars in thousands)
Other expense, net	$2,016	$110	1,732.7%
% of revenue	2.9%	0.2%

Other expense, net increased by $1.9 million in the three months ended September 30, 2019 compared to the same period in 2018, primarily due to $2.2 million in foreign exchange loss in the three months ended September 30, 2019 compared to $0.2 million in foreign exchange loss in the three months ended September 30, 2018. The increase in foreign exchange loss was primarily due to currency fluctuations of the British Pound Sterling, Euro, Australian dollar and Swiss Franc versus the

U.S. dollar during the three months ended September 30, 2019 compared to the same period in 2018. There was also a $0.1 million increase in interest income in the three months ended September 30, 2019 compared to the same period in 2018.
Interest Expense

	Three Months Ended September 30,		% Change
	2019	2018
	(dollars in thousands)
Interest expense	$96	$67	43.3%
% of revenue	0.1%	0.1%

Interest expense remained consistent in the three months ended September 30, 2019 compared to the same period in 2018.
Comparison of the Nine Months Ended September 30, 2019 and 2018
Revenue

	Nine Months Ended September 30,		% Change
	2019	2018
	(dollars in thousands)
Revenue
Subscriptions, software and support	$115,767	$90,904	27.4%
Professional services	80,110	75,623	5.9
Total revenue	$195,877	$166,527	17.6

Total revenue increased $29.4 million, or 17.6%, in the nine months ended September 30, 2019 compared to the same period in 2018, due to an increase in our subscriptions, software and support revenue of $24.9 million and an increase in our professional services revenue of $4.5 million. The increase in subscriptions, software and support revenue was attributable to $21.3 million of revenue from expanded deployments and corresponding sales of additional subscriptions to existing customers and $8.0 million in sales of subscriptions to new customers, offset by a $4.4 million perpetual software license sold to a federal agency in the nine months ended September 30, 2018. The increase in professional services revenue was due to $17.3 million in sales to new customers, offset by $12.8 million less revenue from existing customers.
Cost of Revenue

	Nine Months Ended September 30,		% Change
	2019	2018
	(dollars in thousands)
Cost of revenue:
Subscriptions, software and support	$12,105	$8,713	38.9%
Professional services	58,963	54,002	9.2
Total cost of revenue	$71,068	$62,715	13.3
Subscriptions, software and support gross margin	89.5%	90.4%
Professional services gross margin	26.4	28.6
Total gross margin	63.7	62.4

Cost of revenue increased $8.4 million, or 13.3%, in the nine months ended September 30, 2019 compared to the same period in 2018, primarily due to a $5.8 million increase in professional services and product support personnel costs, a $1.9 million increase in other cost of revenue and a $1.8 million increase in facility and overhead costs, offset by a $0.8 million decrease in contractor costs and a $0.3 million decrease in billable expenses. Personnel costs increased due to an increase in professional services and product support staff personnel headcount of 15.3% from September 30, 2018 to September 30, 2019 and a $1.9 million increase in stock-based compensation expense during the nine months ended September 30, 2019 due to the vesting of restricted stock units granted to our co-founders. These restricted stock units vested in the three months ended March 31, 2019. The increase in other cost of revenue was due to increased hosting costs as sales of our cloud offering increased in the nine months ended September 30, 2019. Facility and overhead costs increased to support our personnel growth. Contractor costs decreased in the nine months ended September 30, 2019 compared to the same period in 2018 because of a decrease in the average hourly rate for subcontractors. Billable expenses decreased in the nine months ended September 30, 2019 compared to the same period in 2018 because of an increase in the percentage of professional services engagements being staffed remotely.
Subscriptions, software and support gross margin decreased to 89.5% in the nine months ended September 30, 2019 compared to 90.4% in the same period in 2018 due to the sale of a $4.4 million perpetual software license in the nine months ended September 30, 2018 and increased hosting costs as sales of our cloud offering increased and became a larger proportion of our overall subscription, software and support revenue. There is minimal cost of revenue for our perpetual software revenue, and therefore, our subscriptions, software and support gross margin was higher during the nine months ended September 30, 2018. Professional services gross margin decreased to 26.4% in the nine months ended September 30, 2019 compared to 28.6% in the same period in 2018 due to a $1.8 million increase in stock-based compensation expense during the nine months ended September 30, 2019 due to the vesting of restricted stock units granted to our co-founders. There was also an increase in the use of customer success managers during the nine months ended September 30, 2019 compared to the same period in 2018. To a lesser degree, the gross margin of our professional services revenue for the nine months ended September 30, 2019 was also negatively impacted by a slight decrease in the utilization rate of professional services resources as compared to the nine months ended September 30, 2018. Due to the higher percentage of subscriptions, software and support revenue for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018, gross margin increased to 63.7% in the nine months ended September 30, 2019 compared to 62.4% in the same period in 2018.
Sales and Marketing Expense

	Nine Months Ended September 30,		% Change
	2019	2018
	(dollars in thousands)
Sales and marketing	89,951	75,815	18.6%
% of revenue	45.9%	45.5%

Sales and marketing expense increased $14.1 million, or 18.6%, in the nine months ended September 30, 2019 compared to the same period in 2018, primarily due to a $9.8 million increase in sales and marketing personnel costs, a $2.5 million increase in facility and overhead costs, a $0.9 million increase in marketing costs and a $0.9 million increase in professional fees. Personnel costs increased due to an increase in sales and marketing personnel headcount by 9.4% from September 30, 2018 to September 30, 2019, increased sales commissions driven by our revenue growth and a $2.2 million increase in stock-based compensation expense during the nine months ended September 30, 2019 due to the vesting of restricted stock units granted to our co-founders. These restricted stock units vested in the three months ended March 31, 2019. Facility and overhead costs increased to support our personnel growth. Marketing costs increased due to increased costs for our annual user conference, Appian World, as well as a rise in marketing event sponsorship and attendance. Professional fees increased due to an increase in consulting fees to support our ongoing marketing events and activities.

Research and Development Expense

	Nine Months Ended September 30,		% Change
	2019	2018
	(dollars in thousands)
Research and development	$42,418	$32,392	31.0%
% of revenue	21.7%	19.5%

Research and development expense increased $10.0 million, or 31.0%, in the nine months ended September 30, 2019 compared to the same period in 2018, primarily due to a $7.5 million increase in research and development personnel costs, a $2.3 million increase in facility and overhead costs and a $0.2 million increase in professional fees. Personnel costs increased due to an increase in research and development personnel headcount by 33.2% from September 30, 2018 to September 30, 2019, and a $1.9 million increase in stock-based compensation expense during the nine months ended September 30, 2019 due to the vesting of restricted stock units granted to our co-founders. These restricted stock units vested in the three months ended March 31, 2019. Facility and overhead costs increased to support our personnel growth. Professional fees increased due to an increase in consulting fees to support the development and enhancement of our platform.
General and Administrative Expense

	Nine Months Ended September 30,		% Change
	2019	2018
	(dollars in thousands)
General and administrative expense	$29,468	$29,022	1.5%
% of revenue	15.0%	17.4%

General and administrative expense increased $0.4 million, or 1.5%, in the nine months ended September 30, 2019 compared to the same period in 2018, primarily due to a $1.4 million increase in facility and overhead costs and a $0.9 million increase in professional fees, offset by a $1.9 million decrease in general and administrative personnel costs. Facility and overhead costs increased to support our personnel growth. Professional fees increased due to the use of consulting services to support our back-office initiatives. Personnel costs decreased due to a $4.2 million decrease in stock-based compensation expense during the nine months ended September 30, 2019. Stock-based compensation expense decreased during the nine months ended September 30, 2019 due to the vesting of an option to purchase 1,828,080 shares of our Class A common stock in August 2018, resulting in $4.5 million of stock-based compensation expense. The decrease in stock-based compensation expense during the nine months ended September 30, 2019 was offset by an increase in general and administrative personnel headcount by 25.0% from September 30, 2018 to September 30, 2019.
Other Expense, Net

	Nine Months Ended September 30,		% Change
	2019	2018
	(dollars in thousands)
Other expense, net	$1,700	$1,785	(4.8)%
% of revenue	0.9%	1.1%

Other expense, net decreased by $0.1 million in the nine months ended September 30, 2019 compared to the same period in 2018, primarily due to a $0.5 million increase in interest income in the nine months ended September 30, 2019 compared to the same period in 2018. The increase in interest income was offset by a $0.3 million increase in foreign exchange loss in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. The increase in foreign exchange loss was primarily due to currency fluctuations of the British Pound Sterling, Euro, Australian dollar and Swiss Franc versus the U.S. dollar during the nine months ended September 30, 2019 compared to the same period in 2018.

Additionally, there was a $0.1 million in loss on the disposal of property and equipment during the nine months ended September 30, 2019.
Interest Expense

	Nine Months Ended September 30,		% Change
	2019	2018
	(dollars in thousands)
Interest expense	$236	$134	76.1%
% of revenue	0.1%	0.1%

Interest expense increased by $0.1 million in the nine months ended September 30, 2019 compared to the same period in 2018, primarily due to commitment fees on the letter of credit to fund the security deposit required by the lease for our new headquarters.
Liquidity and Capital Resources
As of September 30, 2019, we had $165.6 million of cash and cash equivalents.
We believe that our existing cash and cash equivalents, together with any positive cash flows from operations and available borrowings under our line of credit, will be sufficient to support working capital and capital expenditure requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of spending to support research and development efforts, the expansion of sales and marketing activities, particularly internationally, and the introduction of new and enhanced products and functions, platform enhancements and professional services offerings, the level of market acceptance of our applications and spending on our new headquarters.  In the event that additional financing is required from outside sources, we may be unable to raise the funds on acceptable terms, if at all. To the extent existing cash and cash equivalents and investments and cash from operations are not sufficient to fund future activities, we may need to raise additional funds. We may seek to raise additional funds through equity, equity-linked or debt financings. If we raise additional funds through the incurrence of indebtedness, such indebtedness may have rights that are senior to holders of our equity securities and could contain covenants that restrict operations. Any additional equity financing may be dilutive to our existing stockholders. We may enter into investments in, or acquisitions of, complementary businesses, products or technologies in the future, which could also require us to seek additional equity financing, incur indebtedness, or use cash resources. We have no present binding agreements or commitments to enter into any such acquisitions. If we are unable to raise additional capital when desired, our business, operating results and financial condition could be adversely affected.
The following table shows a summary of our cash flows for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019	2018
	(in thousands)
Cash used in operating activities	$(2,960)	$(23,953)
Cash used in investing activities	(31,430)	(2,183)
Cash provided by financing activities	105,394	60,532
Sources of Funds
We have financed our operations in large part with equity and debt financing arrangements, including net proceeds of $77.8 million from our initial public offering in May 2017, net proceeds of $57.8 million from our underwritten public offering in August 2018 and net proceeds of $101.3 million from our underwritten public offering in September 2019, as well as through sales of software and professional services and borrowings under our credit facilities. We also financed $3.7 million of office furniture and fixtures and $0.8 million of computer hardware, both associated with the build out of our new headquarters.

As of September 30, 2019, we had no outstanding borrowings. In November 2017, we entered into a $20.0 million revolving line of credit with a lender. The facility matures in November 2022. We may elect whether amounts drawn on the revolving line of credit bear interest at a floating rate per annum equal to either the LIBOR or the prime rate plus an additional interest rate margin that is determined by the availability of borrowings under the revolving line of credit. The additional interest rate margin will range from 2.00% to 2.50% in the case of LIBOR advances and from 1.00% to 1.50% in the case of prime rate advances. The revolving line of credit contains an unused facility fee in an amount between 0.15% and 0.25% of the average unused portion of the revolving line of credit, which is payable quarterly. The agreement contains certain customary affirmative and negative covenants and requires us to maintain (1) an adjusted quick ratio of at least 1.35 to 1.0 and (ii) minimum adjusted EBITDA in the amounts and for the periods set forth in the agreement. Any amounts borrowed under the credit facility are collateralized by substantially all of our assets. We were in compliance with all covenants as of September 30, 2019.
Use of Funds
Our principal uses of cash are funding operations and other working capital requirements. Over the past several years, revenue has increased significantly from year to year and, as a result, cash flows from customer collections have increased. However, operating expenses have also increased as we have invested in growing our business. During 2018 and 2019, our uses of cash included the build out of our new headquarters, which we completed during the three months ended September 30, 2019. We spent approximately $21 million above the $18.4 million tenant improvement allowance provided by the landlord for the build out. This spend included $4.5 million of office furniture and fixtures and computer hardware that has been financed. For the nine months ended September 30, 2019, substantially all of the $31.4 million of cash used in investing activities was related to the build out.
Historical Cash Flows
Operating Activities
For the nine months ended September 30, 2019, net cash used in operating activities of $3.0 million consisted of a net loss of $39.4 million, offset by $16.4 million in adjustments for non-cash items and $20.0 million of cash provided by changes in working capital. Adjustments for non-cash items consisted of stock-based compensation of $13.1 million, depreciation and amortization expense of $3.3 million, a loss on disposal of equipment of $0.1 million and bad debt expense of $0.1 million, offset by a provision for deferred income taxes of $0.2 million. The increase in cash and cash equivalents resulting from changes in working capital primarily consisted of a $11.4 million decrease in prepaid expenses and other assets, primarily due to the receipt of the non-trade receivable resulting from our tenant improvement allowance. In accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP, the $17.0 million of tenant improvement allowance reimbursements received during the nine months ended September 30, 2019 are a source of cash in operating activities, whereas the capital expenditures are recorded as cash used in investing activities. There was also a $9.1 million decrease in accounts receivable, due to increased cash collections during the nine months ended September 30, 2019, and a $5.7 million increase in deferred rent, non-current, as a result of taking initial possession of the second phase of our new headquarters in February 2019 and recording an additional lease incentive obligation. There was also a $2.6 million increase in deferred revenue, as a result of increased subscription sales. These increases were partially offset by a $3.9 million decrease in accounts payable and accrued expenses, primarily due to the timing of payments, a $2.4 million increase in deferred commissions due to increased sales during the nine months ended September 30, 2019 and a $2.2 million decrease in accrued compensation and related benefits, primarily due to a decrease in accrued vacation expense because of our new paid-time off policy, which took effect on January 1, 2019. There was also a $0.3 million decrease in other current liabilities.
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
Investing Activities
For the nine months ended September 30, 2019, net cash used in investing activities was $31.4 million, for the build out of our new headquarters and the purchase of property and equipment. For the nine months ended September 30, 2018, net cash used in investing activities was $2.2 million, for the purchase of property and equipment.
Financing Activities
For the nine months ended September 30, 2019, net cash provided by financing activities was $105.4 million, consisting of $101.6 million in proceeds from our underwritten public offering in September 2019, net of underwriting discounts and commissions and the payment of offering expenses and $4.1 million in proceeds received from stock option exercises. These increases were offset by principal payments on capital lease obligations of $0.3 million.
For the nine months September 30, 2018, net cash provided by financing activities was $60.5 million, consisting of $58.3 million in proceeds from our underwritten public offering in August 2018, net of underwriting discounts and commissions, and $2.6 million in proceeds received from stock option exercises. These increases were offset by the payment of public offering costs of $0.4 million.
Contractual Obligations and Commitments
In June 2019, we entered into a capital lease for the acquisition of office furniture and fixtures in our new headquarters. The lease term is 36 months and our total obligation is $4.0 million over the term of the lease.
In September 2019, we entered into a capital lease for the acquisition of computer hardware in our new headquarters. The lease term is 36 months and our total obligation is $0.9 million over the term of the lease.
Other than as described above, as of September 30, 2019, there was no material change in our contractual obligations and commitments from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 21, 2019.
Off-Balance Sheet Arrangements
As of September 30, 2019, we did not have any relationships with unconsolidated entities or financial partnerships, including entities sometimes referred to as structured finance or special purpose entities, that were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We do not engage in off-balance sheet financing arrangements. In addition, we do not engage in trading activities involving non-exchange traded contracts. We believe, therefore, that we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.
Critical Accounting Policies and Estimates
The preparation of our condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and judgments that affect the amounts reported in those financial statements and accompanying notes. Although we believe that the estimates we use are reasonable, due to the inherent uncertainty involved in making those estimates, actual results reported in future periods could differ from those estimates. Significant estimates and judgments embedded in the consolidated financial statements for the periods presented include revenue recognition, stock-based compensation and income taxes.
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
Interest Rate Risk
We had cash and cash equivalents of $165.6 million as of September 30, 2019, which consisted of cash in readily available checking accounts and overnight repurchase investments. These securities are not dependent on interest rate fluctuations that may cause the principal amount of these assets to fluctuate.
At September 30, 2019, we had no outstanding borrowings.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019. Based on the evaluation of our disclosure controls and procedures as of September 30, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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

Item 3.   DEFAULTS UPON SENIOR SECURITIES.
Not applicable.

Item 4.   MINE SAFETY DISCLOSURES.
Not applicable.

Item 5.   OTHER INFORMATION.
Not applicable.

ITEM 6.	EXHIBITS.

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of Appian Corporation.

3.2(2)	Amended and Restated Bylaws of Appian Corporation.

10.1#	Addendum No. 1 to Software Enterprise OEM License Agreement by and between Appian Corporation and Kx Systems, Inc., dated as of August 20, 2019, filed herewith.

4.1 (3)	Form of Class A common stock certificate of Appian Corporation.

31.1#	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2#	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#*	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover page formatted as Inline XBRL and contained in Exhibit 101

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

APPIAN CORPORATION

October 31, 2019	By:	/s/ Matthew Calkins
Name: Matthew Calkins
Title: Chief Executive Officer and Chairman of the Board (On behalf of the Registrant and as Principal Executive Officer)