Form 10-K
period 2019-12-31
APPIAN CORP
filed 2020-02-20
CIK 1441683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from          to
Commission File Number: 001-38098

APPIAN CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Delaware	54-1956084
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7950 Jones Branch Drive Tysons, VA	20190
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (703) 442-8844

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Class A Common Stock	APPN	The Nasdaq Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes   ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes   ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☐    No  ☒
As of June 28, 2019, the aggregate market value of the registrant’s voting Class A common stock and Class B common stock held by non-affiliates of the registrant was approximately $832,771,572 and $89,268,922, respectively, based on a closing price of $36.07 per share of the registrant’s Class A common stock as reported on The Nasdaq Global Market on June 28, 2019. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.
As of February 14, 2020, there were 34,562,551 shares of the registrant’s Class A common stock and 32,922,636 shares of the registrant’s Class B common stock, each with a par value of $0.0001 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement for its 2020 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K.

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
•our market opportunity and the expansion of our core software markets in general;
•the effects of increased competition as well as innovations by new and existing competitors in our market;
•our ability to adapt to technological change and effectively enhance, innovate and scale our platform and professional services;
•our ability to effectively manage or sustain our growth and to achieve profitability;
•potential acquisitions and integration of complementary businesses and technologies;
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
•our expectation that subscriptions revenue as a percentage of total revenue will continue to increase;
•our backlog of license, maintenance, cloud and services agreements and the timing of future cash receipts from committed license and cloud arrangements;
•our expectation that cost of revenue, sales and marketing expenses and general and administrative expenses will continue to increase in absolute dollar values;
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

Item 1. Business.
Overview
Appian provides a low-code automation platform that accelerates the creation of high-impact business applications, enabling our customers to automate the most important aspects of their business. Global organizations use our applications to improve customer experience, achieve operational excellence and simplify global risk management and compliance.
 With our platform, organizations can rapidly and easily design, build and implement powerful, enterprise-grade custom applications through our intuitive, visual interface with little or no coding required. Our customers have used applications built on our platform to launch new business lines, automate vital employee workflows, manage complex trading platforms, accelerate drug development and build global procurement systems. With our platform, decision makers can reimagine their products, services, processes and customer interactions by removing much of the complexity and many of the challenges associated with traditional approaches to software development.
 Organizations across all industries are digitally transforming—leveraging software to automate and optimize mission critical operations, enhance customer experiences and drive competitive differentiation. Historically, organizations have principally relied on packaged software and custom software solutions to operationalize and automate their businesses. Packaged software often fails to address unusual use cases or to enable differentiation and requires organizations to adapt their individual processes, needs and systems of record to standardized frameworks. While traditional custom software solutions can be differentiated and tailored to meet strategic objectives, development requires a long, iterative and cumbersome process, as well as costly integration, and relies on scarce developer talent.
 We enable organizations to differentiate themselves from their competition through software-enabled digital transformation. Our low-code automation platform employs an intuitive, visual interface and pre-built development modules that reduce the time required to build powerful and unique applications. Our platform automates the creation of forms, data flows, records, reports and other software elements that would otherwise need to be manually coded. This functionality greatly reduces the iterative development process, allowing for real-time application optimization and ultimately shortening the time from idea to deployment. Our applications take advantage of a complete stack of automation technologies, including our industry-leading workflow engine, rules engine, native Robotic Process Automation, or RPA, capabilities, leading case management capabilities, and integrated Google-based artificial intelligence, or AI. Our customers can leverage these capabilities to apply the right automation approach for each specific use case.
Further, our patented Self-Assembling Interface Layer, or SAIL, technology ensures that applications developed on our platform can be immediately and natively deployed across a full range of mobile and desktop devices with no additional customization, including desktop web browsers, tablets and mobile phones. Updates to applications developed with SAIL disseminate automatically across device types to ensure that all users benefit from the most up-to-date functionality. At the same time, we unify enterprise data in a single searchable environment, providing organizations with a comprehensive view of customer, product, organizational asset and other critical information. Rich reporting dashboards capture detailed performance metrics, providing valuable business intelligence and analytics that enable business process optimization. Our platform can be deployed in the cloud or on-premises, with organizations able to access the same functionality and data sources in all cases.
 Our go-to-market strategy consists of both direct sales and, to a lesser extent, sales through strategic partners. We sell our software almost exclusively through subscriptions and intend to grow our revenue both by adding new customers and increasing the number of users at existing customers that use applications developed on our platform. As of December 31, 2019, we had 533 customers in a wide variety of industries, of which 427 customers were commercial and 106 customers were government or non-commercial entities. Our customers include financial services, life sciences, government, telecommunications, media, energy, manufacturing and transportation organizations. As of December 31, 2019, 24% of our commercial customers were Global 2000 organizations and included 48 Fortune 500 companies.
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

 We have experienced strong revenue growth, with revenue of $260.4 million, $226.7 million and $176.7 million in 2019, 2018 and 2017, respectively. Our subscriptions revenue was $151.3 million, $126.0 million and $91.5 million in 2019, 2018 and 2017, respectively, and includes sales of our SaaS subscriptions, on-premises term license subscriptions and maintenance support. Our cloud subscription revenue was $95.0 million, $67.4 million and $40.2 million in 2019, 2018 and 2017, respectively, representing year-over-year growth rates of 41% from 2018 to 2019 and 68% from 2017 to 2018. Our professional services revenue was $109.1 million, $100.7 million and $85.2 million in 2019, 2018 and 2017, respectively. Over time, as the need for professional services associated with user deployments decreases and the number of end users increases, we expect subscriptions revenue as a percentage of total revenue will continue to increase.
We have invested in developing our platform, expanding our sales and marketing and research and development capabilities, and providing general and administrative resources to support our growth. We intend to continue to invest in our business to take advantage of our market opportunity. As a result, we incurred net losses of $50.7 million, $49.5 million and $31.0 million in 2019, 2018 and 2017, respectively. We also used cash in operations of $8.9 million, $31.3 million and $9.1 million in 2019, 2018 and 2017, respectively.
Industry & Market Data
Information contained in this Annual Report on Form 10-K concerning our industry and the market in which we operate, including our general expectations and market position, market opportunity and market size is based on information from various sources, including independent industry publications by Forrester Research Inc., or Forrester, Gartner, Inc., or Gartner, Prescient & Strategic Intelligence and S&P Global Market Intelligence. In presenting this information, we have also made assumptions based on such data and other similar sources, and based on our knowledge of, and our experience to date in, the markets for our services. This information involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates. Although we have not independently verified the accuracy or completeness of any third-party information, we believe the market position, market opportunity and market size information included in this Annual Report on Form 10-K is reliable. The industry in which we operate is subject to a high degree of uncertainty and risk due to a variety of factors, including those described in the “Risk Factors” section. These and other factors could cause results to differ materially from those expressed in the estimates made by the independent parties and by us.
The Gartner report described in this Annual Report on Form 10-K represents data, research opinion or viewpoints published, as part of a syndicated subscription service, by Gartner and are not representations of fact. The Gartner report speaks as of its original publication date, and not as of the date of this Annual Report on Form 10-K, and the opinions expressed in the Gartner report are subject to change without notice. Gartner does not endorse any vendor, product or service depicted in its research publications, and does not advise technology users to select only those vendors with the highest ratings or other designation. Gartner research publications consist of the opinions of Gartner’s research organization and should not be construed as statements of fact. Gartner disclaims all warranties, expressed or implied, with respect to this research, including any warranties of merchantability or fitness for a particular purpose.
The S&P Global Market Intelligence data described herein represents proprietary data gathered by S&P Global Market Intelligence and is not a representation of fact. The S&P Global Market Intelligence data is as of June 11, 2019 (and not as of the date of this Annual Report on Form 10-K) and is subject to change without notice.
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
Key benefits of our platform include:
•Powerful applications to solve critical and complex challenges. At the core of our platform is an advanced engine that enables the modeling, modification and management of complex processes and business rules. Our heritage as a business process management, or BPM, company provides us with this differentiated understanding of complex processes, and we have incorporated that expertise into our platform to enable the development of powerful applications. Organizations have used our platform to launch new business lines, build large procurement systems, manage retail store layouts, conduct predictive maintenance on field equipment and manage trading platforms, among a range of other use cases.
•Rapid and simple innovation through our powerful platform. Our platform employs a low-code, intuitive, visual interface and pre-built development modules that reduce the time required to build powerful and unique applications. Our platform automates the creation of forms, data flows, records, reports and other software elements that would otherwise need to be manually coded or configured. This functionality greatly reduces the iterative development process, allowing for real-time application optimization and ultimately shortening the time from idea to deployment. In turn, organizations can better leverage scarce and costly developer talent to accomplish more digital transformation objectives.
•Build once, deploy everywhere. Our patented SAIL technology allows developers to build an application once and use it everywhere with the consistency of experience and optimal performance levels that users expect. Applications developed on our platform can be immediately and natively deployed across a full range of mobile and desktop devices with no additional customization, including desktop web browsers, tablets and mobile phones.
•Delivering measurable results using automation. Our low-code automation applies the power of RPA, AI, workflow and enterprise integration to quickly deliver a meaningful business impact. Our RPA automates the routine tasks across legacy and modern systems, increasing efficiency and providing even more value to the customer. AI boosts business outcomes by making the applications smarter. Our platform allows companies to design, execute, manage and optimize processes (i.e. workflows).
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
•Deployment flexibility to serve customer needs. Our platform can be installed in any cloud or on-premises, with organizations able to access the same functionality and data sources in all cases. Our flexible deployment model also preserves a seamless path to future cloud deployments for organizations initially choosing on-premises for their most sensitive workloads.
•Industry-leading security. Our platform is designed to meet the highest demands of our U.S. federal government and large enterprise customers. Therefore, it holds some of the highest security certifications available. Our platform was one of the first software companies to achieve Federal Risk and Authorization Management Program (FedRAMP) compliance. Additionally, government agencies can deploy our platform into a fully managed environment at the Impact Level IV security levels with a comprehensive SLA. Our platform is also certified under the Payment Card Industry Data Security (PCI DSS) and under HITRUST as meeting all requirements under the HITRUST Common Security Framework (CSF). Our controls are documented in our SOC 2 Type 2 report, in which an independent audit firm provides a detailed review of Appian Cloud’s security, availability, and confidentiality controls. Also, our platform is ISO 27001 certified and possesses both a SOC 1 Type 2 report and a SOC 3 report.
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
Our Growth Strategy
Key elements of our growth strategy include:
•Expand our customer base. As of December 31, 2019, we had 533 customers in a wide variety of industries, including financial services, life sciences, government, telecommunications, media, energy, manufacturing and transportation. We believe that the market for our software automation platform is still in its early stages and that we have a significant opportunity to add additional large enterprise and government customers.
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
•Grow revenue from key industry verticals. While our platform is industry-agnostic, we have made, and plan to continue to make, investments to enhance the expertise of our sales and marketing organization within our key industry verticals of financial services, life sciences and U.S. federal government. In 2019, we generated over 68% of our subscriptions revenue from customers in these verticals. We believe that focusing on the digital transformation needs of organizations within these industry verticals can help drive adoption of our platform.
•Continue to innovate and enhance our platform. We have made, and will continue to make, investments in research and development to strengthen our platform and expand the number of features available to our customers. We typically offer multiple upgrades each year that allow our customers to benefit from ongoing innovation. As we continue to increase the functionality of our platform and further reduce the amount of developer skill required to build robust applications on our platform, we believe that we have the potential to expand the use of our platform.
•Offer industry solutions to accelerate customer usage. Our platform enables our customers to build applications quickly. To give our customers an even faster start, we offer pre-built solutions. Every Appian solution is built on our platform so they are fully standardized, upgradeable, and compatible. Our solutions are proactively collaborative with each other and not built in silos. They have common data definitions, shared reports, and built in calls that talk to each other. For these reasons, which are facilitated by our long-standing focus on the platform, our solutions approach is different from, and we believe superior, to what is currently available. We currently offer financial services onboarding and customer contact center solutions.
•Expand our international footprint. Our platform is designed to be natively multi-lingual to facilitate collaboration and address challenges in multi-national organizations. In 2019, approximately 32% of our total revenue was generated from customers outside of the United States. As of December 31, 2019, we operated in 12 countries and believe that we have a significant opportunity to continue to grow our international footprint. We are investing in new geographies, including through investment in direct and indirect sales channels, professional services and customer support and implementation partners.
•Grow our partner base. We have several strategic partnerships including with KPMG, PwC and Deloitte. These partners work with organizations that are undergoing digital transformation projects and, when these partners recognize an opportunity for our platform, they often introduce us to potential customers. We intend to further grow our base of partners to provide broader customer coverage and solution delivery capabilities.
Our Opportunity
We believe that we have a significant market opportunity in helping organizations accelerate their digital transformation by leveraging our low-code automation platform.
•Current core software markets. We believe that our platform addresses several key core software markets, as follows:
•Low-code. According to the Low-Code Development Platform Market Research Report published by Prescient & Strategic Intelligence in August 2019, the market for low-code development platforms was valued at $5.6 billion in 2018 and is expected to grow at a 45% compound annual growth rate to $52.3 billion in 2024. We were recognized as a "Leader" based on our completeness of vision and ability to execute in the Gartner Magic Quadrant for Enterprise Low-Code Application Platforms (Published on August, 8 2019; Authored by: Paul Vincent, Kimihiko Iijima, et al.).
•RPA. According to Forrester, the market for RPA automation totaled $3.9 billion in 2018 and is expected to grow at a 25% compound annual growth rate to $12.0 billion in 2023.
•Application PaaS. Application platform as a service, or application PaaS, is a cloud service that provides the necessary infrastructure to enable the development, deployment and hosting of software applications. We believe that we are well positioned to capture a portion of the application PaaS market. According to Gartner, the global application PaaS market was valued at $26.4 billion in 2018 and is expected to grow at a 21% compound annual growth rate to $69.3 billion in 2023.1

•BPM. BPM applications are designed to support the optimization of business processes, including process identification, improvement implementation and monitoring and analysis. We were included as a "Leader" based on our ability to execute and the completeness of our vision in the Gartner Magic Quadrant for Intelligent Business Process Management Suites (Published on 30 January 2019; Authored by Rob Dunie, Derek Miers, et al.) in 2019.
•Case management. Case management applications are designed to support complex processes that require a combination of human workflows and collaboration, electronic workflows, data management and processing of files and cases. We were included as a "Leader" based on the strength of our current offering, our strategy and our market presence in The Forrester WaveTM: Cloud-Based Dynamic Case Management in 2018.
Taken together, these current core software markets were expected to represent a combined $35.9 billion market opportunity currently and a combined $133.6 billion market opportunity in the near term.
•Traditional custom enterprise software market. In addition to our current core software markets, we believe that our platform better addresses certain needs of enterprise companies that have historically used manually-developed custom software. The global enterprise application software market is expected to reach $230 billion in 2020, according to Gartner.2
•Our internal estimate. Based on approximately 150,000 global companies and government institutions in 2018 in relevant industries and revenue-based size segments, and our industry- and size-specific average annual recurring revenue for customers as of December 31, 2018, we internally estimate our market opportunity to have been approximately $34 billion in 2018. We determined relevant global companies and government institutions by industry and size by referencing certain independent industry data from S&P Global Market Intelligence. We calculated industry-and size-specific average annual recurring revenue as of December 31, 2018 by adding the aggregate annual recurring revenue from all existing customers within each industry and size segment and dividing the total by the number of our existing customers in each industry and size segment.

1Gartner, Forecast: Public Cloud Services, Worldwide, 2017-2023, 4Q19 Update, Colleen Graham, Neha Gupta, et al., 19 January 2020.

2Gartner, Forecast: Enterprise Application Software, Worldwide, 2017-2023, 4Q19 Update, Neha Gupta, Chris Pang, et al., 24 December 2019.

Our Platform
With our platform, organizations can rapidly and easily design, build and implement powerful, enterprise-grade custom applications through our intuitive, visual interface, with little or no coding required. We also enable organizations to easily modify and enhance applications and automatically disseminate these updates across device types to ensure that all users benefit from the most up-to-date functionality. Through the speed and power of our platform, organizations can make their digital transformations happen more effectively and efficiently than could be achieved through building an application with standard programming languages.
We believe that the key elements of our technology infrastructure are as follows:
Full-Stack Automation Capabilities
Our heritage as a BPM company provides us with a differentiated understanding and ability to automate complex processes, and we have incorporated that expertise into our platform to enable the development of powerful business software. Appian applications can leverage a complete stack of automation technologies, applying the right automation approach for each specific use case:
•Business Process Management. At the core of our platform is an advanced engine that enables the modeling, modification and management of complex processes. This engine enables orchestration of any business workflow, and can distribute work to Appian’s other automation capabilities, which include decision rules, RPA and AI.
•Decision Rules. Appian includes a declarative environment for defining and executing business logic or rules. These rules can be highly complex and can be applied within the Appian platform to many use cases, ranging from automated decision making to user experience personalization.
•Robotic Process Automation. Appian will include native software robots which will be used to execute simple repetitive tasks, reducing the human burden of that work. These robots will facilitate integration with legacy systems that do not offer modern application program interfaces, or APIs.
•Artificial Intelligence. Appian includes a range of AI features, based on Google’s AI services. These features include sentiment analysis, translation and document and image analysis. Appian also allows our customers to integrate with their preferred AI provider using our zero-code connectors.
•Case Management. Appian case management enables automation of many of the most common patterns of collaborative human work - including service management, incident management and investigations.

In the aggregate, these core capabilities enable Appian to automate and govern end-to-end processes. Appian complements these automation technologies with related features like process reporting, analytics and management, which make it simple for organizations to quickly improve and upgrade their automations as business needs change.
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

Our Patented SAIL Technology
 SAIL is our patented technology that allows developers to create dynamic and responsive web and native-mobile user interfaces through a “build once, deploy everywhere” architecture. SAIL interfaces only need to be created once and SAIL automatically assembles customer applications for optimal viewing on each device type, including desktop web browsers, tablets and mobile phones, and each device operating system, including iOS and different permutations of Android. SAIL leverages native functionality inherent across a myriad of devices and operating systems to ensure the consistency of experience and optimal performance levels that users expect. Updates to applications developed with SAIL are automatically disseminated across device types to ensure that all users benefit from the most up-to-date functionality. This approach enables enterprise mobility without the extensive time and resources that other development approaches require.
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
Unified End User Interfaces
 Our end user interfaces enable users to discover data, collaborate with other end users and participate in process actions. The end user experience begins with a news feed that allows end users to monitor key events from processes, systems and other end users, providing a unified view of all applications and activity in one place. End users can collaborate with others, obtain status updates, send direct and secure messages and create social tasks for other end users. Our activity stream is designed to be intuitive for end users familiar with popular consumer social interfaces, allowing them to instantly track important events and occurrences and collaborate with little to no training. We also enforce company security policies, so end users can confidently collaborate without fear of compromising regulatory compliance. Our end user interfaces solve the problem of information silos, allowing organizations to respond to constituent feedback in real time by uniting the right team with the right information.
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
Technology
 We designed our platform to support large global enterprises and government organizations at scale, in the cloud or on-premises. We designed, deploy and manage our platform with the goal of it being a “joy to use” for both developers and users of applications.
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
Our cloud offering is hosted by Amazon Web Services, or AWS, and is available in 49 availability zones in 14 countries. Our software is also able to run in the Microsoft Azure cloud and the Google Cloud Platform. Our enablement of the Microsoft Azure cloud and the Google Cloud Platform is consistent with our principle of platform neutrality.
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
When we first acquire a new customer, our professional services experts or our deployment partners’ professional services experts start the implementation process. Delivery specialists facilitate deployment of our platform and training personnel provide comprehensive support throughout the implementation process. Customers have access to our Appian Academy, which caters to a diverse range of skill sets and roles within organizations and trains developers on our platform. We also provide instructor-led courses at our Tysons, Virginia headquarters and certain of our other offices, as well as virtual classrooms for self-paced learning and on-site training at our customers’ offices.
 Once our customers have deployed and implemented our platform, our Appian Architects review our customers’ programs and applications to find potential issues and provide recommendations on best practices. Our professional services team also assists customers by building applications on our platform for them.
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
Our Customers
 Our customers operate in a variety of industries, including financial services, government, education, technology, media and telecom, consumer, life sciences and industrials. As of December 31, 2019, we had 533 customers in a wide variety of industries, of which 427 customers were commercial and 106 customers were government or non-commercial entities. Our customers include financial services, life sciences, government, telecommunications, media, energy, manufacturing and transportation organizations. Generally, our sales force targets its efforts to organizations with over 2,000 employees and $2 billion in annual revenue. Our number of customers paying us in excess of $1 million of annual recurring revenue has grown from 38 at the end of 2018 to 48 at the end of 2019. As of December 31, 2019, 24% of our commercial customers were Global 2000 organizations and included 48 Fortune 500 companies. No single end-customer accounted for more than 10% of our total revenue in 2019, 2018 or 2017.
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
 As of December 31, 2019, we had 1,018 full-time employees in the United States and 257 full-time employees internationally. During 2019, we had a voluntary attrition rate of 10% among all employees of our company. We believe that this low voluntary attrition rate is a testament to our company culture. None of our U.S. employees are covered by collective bargaining agreements. We believe our employee relations are good and we have not experienced any work stoppages.
Our Competition
Our main competitors fall into three categories: (1) providers of low-code development platforms, such as salesforce.com, ServiceNow, Outsystems, Mendix and Bizagi; (2) providers of business process management and case management software, such as Oracle, Pegasystems, SAP, Microsoft and K2; and (3) providers of custom software and customer software solutions that address, or are developed to address, some of the use cases that can be addressed by applications developed on our platform.
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
We believe we generally compete favorably with our competitors with respect to the features, security and performance of our platform, the ease of integration of our applications and the relatively low total cost of ownership of our applications. However, many of our competitors have substantially greater financial, technical and other resources, greater name recognition, larger sales and marketing budgets, broader distribution, more diversified product lines and larger and more mature intellectual property portfolios.
Backlog
Backlog represents non-cancellable future amounts to be recognized under software as a service, or SaaS, and term license subscription agreements. Our backlog is equivalent to our remaining performance obligations. As of December 31, 2019 and 2018, we had backlog of approximately $176 million and $230 million, respectively. Approximately 41% of our backlog as of December 31, 2019 is not expected to be recognized in 2020. The decrease in backlog is due to the primarily upfront revenue recognition of our on-premises term license subscriptions under ASU 2014-09, Revenue from Contracts with Customers (Topic 606), or ASC 606, and the reduced contract lengths of our on-premises term license subscriptions.
We expect that the amount of backlog relative to the total value of our contracts will change from quarter to quarter and year to year for several reasons, including the specific timing and duration of SaaS and term license subscription agreements with large customers, the specific timing of customer renewals, changes in customer financial circumstances and foreign currency fluctuations.

We often sign multiple-year SaaS subscription agreements. Backlog may vary based on changes in the average non-cancellable term of SaaS and term license subscription agreements. The change in backlog that results from changes in the average non-cancellable term of SaaS and term license subscription agreements may not be an indicator of the likelihood of renewal or expected future revenue. Accordingly, we believe that fluctuations in backlog may not be a reliable indicator of future revenue, and we do not utilize backlog as a key management metric internally.
Seasonality
We have historically experienced seasonality in terms of when we enter into agreements with customers. We typically enter into a significantly higher percentage of agreements with new customers, as well as renewal agreements with existing customers, in the fourth quarter. The increase in customer agreements for the fourth quarter is attributable to large enterprise account buying patterns typical in the software industry. Furthermore, we usually enter into a significant portion of agreements with customers during the last month, and often the last two weeks, of each quarter. However, we recognize the majority of our subscriptions revenue ratably over the terms of our subscriptions agreements, which are generally one to three years in length. As a result, a substantial portion of the subscriptions revenue that we report in each period will be derived from the recognition of deferred revenue relating to agreements entered into during previous periods. Consequently, a decline in new sales or renewals in any one period may not be immediately reflected in our revenue results for that period. This decline, however, will negatively affect our revenue in future periods. Accordingly, the effect of significant downturns in sales and market acceptance of our platform and potential changes in our rate of renewals may not be fully reflected in our results of operations until future periods.
While we will continue to recognize the majority of our subscriptions revenue ratably over the terms of our subscription agreements, as a result of the adoption of ASC 606, we may experience greater variability and reduced comparability of our quarterly revenue and results with respect to the timing and nature of our term license subscription agreements due to the upfront revenue recognition.
Sales and Marketing
Sales
Our sales organization is responsible for account acquisition and overall market development, which includes managing relationships with our customers. While our platform is industry-agnostic, we have recently made, and plan to continue to make, investments to enhance the expertise of our sales organization within our core industry verticals of financial services, life sciences and government. We also expect to continue to grow our sales headcount in all of our principal markets and expand our presence into countries where we currently do not have a direct sales presence.
Marketing
Our marketing efforts focus on building our brand reputation and increasing market awareness of our platform. Marketing activities include sponsorship of, and attendance at, trade shows and conferences; our annual Appian World event; social media, advertising and other digital programs; management of our corporate web site and partner portal; press outreach; and customer relations.
Intellectual Property
Our success depends in part upon our ability to protect our core technology and intellectual property. We rely on patents, trademarks, copyrights and trade secret laws, confidentiality procedures, and employee disclosure and invention assignment agreements to protect our intellectual property rights.
As of December 31, 2019, we had five granted patents and three patents pending related to our platform and its technology. None of our issued patents expire before 2034. We cannot assure you that any of our patent applications will result in the issuance of a patent or that the examination process will not require us to narrow our claims. Any patents that may issue may be contested, circumvented, found unenforceable or invalidated, and we may not be able to prevent third parties from infringing them. We also license software from third parties for integration into our products, including open source software and other software available on commercially reasonable terms. We control access to and use of our proprietary software and other confidential information through the use of internal and external controls, including contractual protections with employees, contractors, end-customers and partners, and our software is protected by U.S. and international copyright and trade secret laws.

Facilities
We have offices in six U.S. cities and ten cities outside the United States. Our headquarters are located in Tysons, Virginia. We believe that our facilities are adequate to meet our ongoing needs, including substantial rights to expand within the property. If we require additional space, we believe that we will be able to obtain additional facilities on commercially reasonable terms.
Corporate Information
Appian Corporation was incorporated in Delaware in August 1999. Our Class A common stock is listed on The Nasdaq Global Market under the symbol "APPN".
Our current principal executive offices are located at 7950 Jones Branch Drive, Tysons, Virginia 22102 and our telephone number is (703) 442-8844.
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
We continue to experience rapid growth in our headcount and operations. In particular, we grew from 570 employees as of December 31, 2015, to 1,275 employees as of December 31, 2019.  We have also significantly increased the size of our customer base over the last several years. We anticipate that we will continue to significantly expand our operations and headcount in the near term. Our growth has placed, and any future growth will place, a significant strain on our management, administrative, operational and financial infrastructure. Our success will depend in part on our ability to manage this growth effectively. To manage the expected growth of our operations and personnel, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. Failure to effectively manage our growth could result in difficulty or delays in deploying our platform to customers, declines in quality or customer satisfaction, increases in costs, difficulties in introducing new features or other operational difficulties. Any of these difficulties could adversely impact our business performance and results of operations.
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
We have experienced revenue growth with revenue of $260.4 million, $226.7 million and $176.7 million in 2019, 2018 and 2017, respectively. Although we have experienced rapid revenue growth historically, we may not continue to grow as rapidly in the future and our revenue growth rates may decline. Any success that we may experience in the future will depend in large part on our ability to, among other things:
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
We are dependent on a single product, and the lack of continued market acceptance of our platform could cause our operating results to suffer.
Sales of our software platform account for substantially all of our subscriptions revenue and are the source of substantially all of our professional services revenue. We expect that we will be substantially dependent on our platform to generate revenue for the foreseeable future. As a result, our operating results could suffer due to:
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
Our operating results may fluctuate, in part, because of the resource-intensive nature of our sales efforts, the length and variability of the sales cycle of our platform and the difficulty that we face in adjusting our short-term operating expenses. Our operating results depend in part on sales to large customers and promotion of increasing usage by those large customers. The length of our sales cycle, from initial evaluation to delivery of, and payment for, our software, varies substantially from customer to customer. Our sales cycle can extend to more than a year for certain large customers. It is difficult to predict if or when we will make a sale to a potential customer. Prospective customers, especially larger organizations, often undertake a prolonged evaluation process, which typically involves not only our platform, but also those of our competitors and can last from four to nine months or longer. We may spend substantial time, effort and money on our sales and marketing efforts without any assurance that our efforts will result in revenue. In addition, events affecting our customers’ businesses may occur during the sales cycle that could affect the size or timing of a purchase, contributing to more unpredictability in our business and operating results. As a result of these factors, we may face greater costs, longer sales cycles and less predictability in the future. In the past, certain individual sales have occurred in periods later than we expected or have not occurred at all. The loss or delay of one or more large transactions in a quarter could impact our operating results for that quarter and any future quarters in which such revenue otherwise would have been recognized. As a result of these factors, it is difficult for us to forecast our revenue accurately in any quarter, and our quarterly results may fluctuate substantially. Further, because a substantial portion of our expenses are relatively fixed in the short-term, our operating results will suffer if revenue falls below our expectations in a particular quarter.
Market adoption of low-code platforms to drive digital transformation is new and unproven and may not grow as we expect, which may harm our business and prospects.
We believe our future success will depend in large part on growth in the demand for low-code platforms to drive software-enabled digital transformation. We have customers in a wide variety of industries, including financial services, life sciences, government, telecommunications, media, energy, manufacturing and transportation. It is difficult to predict customer demand for our platform, renewal rates, the rate at which existing customers expand their subscriptions, the size and growth rate of the market for our platform, the entry of competitive products or the success of existing competitive products. The utilization of low-code software to drive digital transformation is still relatively new. Any expansion in our addressable market depends on a number of factors, including businesses continuing to desire to differentiate themselves through software-enabled digital transformation, increasing their reliance on low-code solutions, changes in the competitive landscape, technological changes, budgetary constraints of our customers and changes in economic conditions. If our platform does not achieve widespread adoption or there is a reduction in demand for low-code solutions caused by a lack of customer acceptance, technological challenges, competing technologies and products, decreases in corporate or IT infrastructure spending, weakening economic conditions, or other factors, it could result in reduced customer purchases, reduced renewal rates and decreased revenue, any of which will adversely affect our business, operating results and financial condition.
We currently face significant competition.
The markets for low-code automation platforms, business process management, case management software and custom software are highly competitive, rapidly evolving and have relatively low barriers to entry. The principal competitive factors in our market include: platform features, reliability, performance and effectiveness; ease of use and speed; platform extensibility and ability to integrate with other technology infrastructures; deployment flexibility; robustness of professional services and customer support; price and total cost of ownership; strength of platform security and adherence to industry standards and certifications; strength of sales and marketing efforts; and brand awareness and reputation. If we fail to compete effectively with respect to any of these competitive factors, we may fail to attract new customers or lose or fail to renew existing customers, which would cause our operating results to suffer.
We primarily compete with low-code automation platforms sold by companies such as salesforce.com, ServiceNow, Outsystems, Mendix and Bizagi. We also compete with companies that provide business process management and case management software, including Oracle, Pegasystems, SAP, Microsoft and K2. Further, because our platform is used by our customers to create custom applications, there are software companies that offer commercial, off-the-shelf applications as well as custom software solutions that compete with us. In addition, large software and internet companies may seek to enter our primary markets.
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
Our platform, which can be deployed in the cloud or on-premises, allows for the storage and transmission of our customers’ proprietary or confidential information, which may include trade secrets, personally identifiable information, personal health information and payment card information. Any actual or perceived unauthorized access to, or security breaches affecting, our platform or the information stored on or transmitted by our platform, including through unauthorized and/or malicious activity by one of our employees, could result in the loss of information, litigation, regulatory investigations, penalties, indemnity obligations and other costs, expenses and liability, which could exceed our existing insurance coverage and could result in a substantial financial loss. While we have security measures in place designed to protect customer information and prevent data loss and other security breaches, there can be no assurance that these measures will be effective in protecting against unauthorized access to our platform or our customers’ information. Similarly, if cyber incidents, such as phishing attacks, viruses, denial of service attacks, malware installation, server malfunction, software or hardware failures, loss of data or other computer assets, adware, or other similar issues, impair the integrity or availability of our systems by affecting our data, or reducing access to or shutting down one or more of our computing systems or our IT network, we may be subject to negative treatment by our customers, our business partners, the press, and the public at large. Further, because the techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Additionally, we may be subject to attacks on our networks or systems or attempts to gain unauthorized access to our proprietary or confidential information or other data we or our vendors maintain, such as data about our employees. Such attacks and other breaches of security may occur as a result of malicious attacks, human error, social engineering, or other causes. Any actual or perceived breach of our security measures or failure to adequately protect our customers’ or our confidential or proprietary information could negatively affect our ability to attract new customers, cause existing customers to elect to not renew their subscriptions to our software or result in reputational damage, any of which could adversely affect our operating results.
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
Our customer base is concentrated. For example, during the years ended December 31, 2019, 2018 and 2017, revenue from U.S. federal government agencies represented 17%, 16% and 15% of our total revenue, respectively, and the top three U.S. federal government customers generated 7%, 8% and 8% of our total revenue for the years ended December 31, 2019, 2018 and 2017, respectively. Further, nearly 10% of our subscription customers spent more than $1 million on our software in 2019. If we were to lose one or more of our significant customers, our revenue may significantly decline. In addition, revenue from significant customers may vary from period to period depending on the timing of renewing existing agreements or entering into new agreements. The loss of one or more of our significant customers could adversely affect our business, results of operations and financial condition.
In addition, due to our dependence on a limited number of customers, we face a concentration of credit and customer risk. As of December 31, 2019, one customer accounted for 8% of our accounts receivable. In the case of insolvency by one of our significant customers, accounts receivable with respect to that customer might not be collectible, might not be fully collectible, or might be collectible over longer than normal terms, each of which could adversely affect our financial condition.
A portion of our revenue is generated from subscriptions sold to governmental entities and heavily regulated organizations, which are subject to a number of challenges and risks.
A significant portion of our revenue is generated from subscriptions sold to governmental entities, both in the United States and internationally. Additionally, many of our current and prospective customers, such as those in the financial services, pharmaceuticals, insurance and life sciences industries, are highly regulated and may be required to comply with more stringent regulations in connection with subscribing to and implementing our platform. Selling subscriptions to these entities can be highly competitive, expensive and time-consuming, often requiring significant upfront time and expense without any assurance that we will successfully complete a sale. In addition, if our software does not meet the standards of new or existing regulations, we may be in breach of our contracts with our customers, allowing them to terminate their agreements.
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
We generated net losses of $50.7 million, $49.5 million and $31.0 million in 2019, 2018 and 2017, respectively. As of December 31, 2019, we had an accumulated deficit of $135.4 million. We will need to generate and sustain increased revenue levels in future periods in order to achieve or sustain profitability in the future. We also expect our costs to increase in future periods, which could negatively affect our future operating results if our revenue does not increase commensurately. For example, we intend to continue to expend significant funds to expand our sales and marketing operations, develop and enhance our platform, meet the increased compliance requirements associated with our operation as a public company, and expand into new markets. Our efforts to grow our business may be more costly than we expect, and we may not be able to increase our revenue enough to offset our higher operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described in this Annual Report on Form 10-K, and unforeseen expenses, difficulties, complications and delays and other unknown events. If we are unable to achieve and sustain profitability, our stock price may significantly decrease.

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
•variations in the revenue mix of our professional services and growth rates of our cloud subscription and professional services offerings, including the timing of subscriptions and sales offerings that include an on-premises software element for which the revenue allocated to that deliverable is recognized upfront;
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
In addition, we have historically experienced seasonality in terms of when we enter into agreements with customers. We typically enter into a significantly higher percentage of agreements with new customers, as well as renewal agreements with existing customers, in the fourth quarter and, to a lesser extent, the second quarter. The increase in customer agreements for the fourth quarter is attributable to large enterprise account buying patterns typical in the software industry. Furthermore, we usually enter into a significant portion of agreements with customers during the last month, and often the last two weeks, of each quarter. This seasonality is reflected to a much lesser extent, and sometimes is not immediately apparent, in revenue, due to the fact that we recognize cloud subscription revenue over the term of the subscription agreement, which is generally one to three years. We expect that seasonality will continue to affect our operating results in the future and may reduce our ability to predict cash flow and optimize the timing of our operating expenses.

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
We may not be able to increase subscriptions revenue as a percentage of total revenue.
Currently, our revenue is divided between subscriptions and professional services revenue. Our strategic focus has been to grow cloud subscriptions revenue faster than professional services revenue because our marginal costs of delivering our cloud subscriptions are lower than the marginal costs of delivering professional services. An increase in the percentage of subscriptions revenue as a percentage of total revenue therefore results in a higher overall gross profit margin. In 2015 and 2016, the proportion of our revenue attributable to subscriptions increased as a proportion of our total revenue, thereby increasing our overall gross profit margin during such period. Although the proportion of our revenue attributable to subscriptions for the year ended December 31, 2017 decreased slightly from such amount for the year ended December 31, 2016, the proportion of our revenue attributable to subscriptions increased as a proportion of our total revenue for each of the years ended December 31, 2018 and December 31, 2019. We intend to continue focusing on growing cloud subscriptions revenue faster than professional services revenue in the future.
There can be no guarantee that we will successfully increase subscriptions revenue as a percentage of total revenue in the future. Our customers may demand more professional services from us, or demand for our cloud subscriptions may grow slower than demand for our professional services. Should we fail to increase subscriptions revenue as a percentage of our total revenue our earnings may suffer and our stock price may decline.
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

We are substantially dependent upon customer renewals, the addition of new customers and the continued growth of our subscriptions revenue.
We derive, and expect to increasingly derive in the future, a substantial portion of our revenue from the sale of software subscriptions. For 2019, 2018 and 2017, approximately 58%, 56% and 52%, respectively, of our total revenue was subscriptions revenue. The market for our platform is still evolving, and competitive dynamics may cause pricing levels to change as the market matures and as existing and new market participants introduce new types of solutions and different approaches to enable customers to address their needs. As a result, we may be forced to reduce the prices we charge for software and may be required to offer terms less favorable to us for new and renewing agreements.
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
Because we generally recognize revenue from cloud subscriptions ratably over the term of the subscription agreement, near term changes in sales may not be reflected immediately in our operating results.
We offer our solution primarily through multi-year cloud subscription agreements and generally recognize revenue ratably over the related subscription period. As a result, much of the revenue that we report in each quarter is derived from the recognition of previously unbilled contract value relating to agreements entered into during prior periods. Accordingly, a decline in new or renewal subscription agreements in any quarter is not likely to be reflected immediately in our revenue results for that quarter. Such declines, however, would negatively affect our revenue and to a lesser extent deferred revenue balance in future periods, and the effect of significant downturns in sales and market acceptance of our platform, and potential changes in our rate of renewals, may not be fully reflected in our results of operations until future periods.
Failure to effectively develop and expand our sales and marketing capabilities could harm our ability to increase our customer base and achieve broader market acceptance of our platform.
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
A component of our growth strategy involves the further expansion of our operations and customer base internationally. In 2019, 2018 and 2017, revenue generated from customers outside the United States was 32%, 29% and 27%, respectively, of our total revenue. We currently have international offices in the United Kingdom, continental Europe, Australia and Singapore, which focus primarily on selling and implementing our platform in those regions. In the future, we may expand to other international locations. Our current international operations and future initiatives will involve a variety of risks, including:
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
•limited or insufficient levels of protection of our corporate proprietary information and assets, including intellectual property and customer information and records;
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
We may not achieve market acceptance of our pre-built solutions, which may adversely impact our financial results.
        We have begun the process of developing and releasing pre-built solutions on our software platform in order to maximize the value of our platform to our customers and to reduce the sales cycles associated with software sales to new and existing customers. For example, in the fall of 2019, we introduced the Institutional On-Boarding Solution for sale to financial institutions to manage the processes relating to on-boarding new institutional customers. Each solution requires an investment in development, marketing, sales, support, finance and legal resources to bring the solution to market. Although we make efforts to identify the solutions that will receive favorable market acceptance, there can be no guarantee that any solution will become the source of material revenue, and the investment in the solution could not produce a positive return. If unsuccessful, such solutions may adversely impact our financial results to the extent that our expenses increase without any increase in sales, or to the extent that attempted sales of such solutions reduce sales of our existing platform.

Legal, political and economic uncertainty surrounding the exit of the United Kingdom, or UK, from the European Union, or EU, may be a source of instability in international markets, create significant currency fluctuations, adversely affect our operations in the United Kingdom and pose additional risks to our business, revenue, financial condition, and results of operations.

The uncertainty concerning the UK’s legal, political and economic relationship with the EU after the Transition Period may be a source of instability in the international markets, create significant currency fluctuations, and/or otherwise adversely affect trading agreements or similar cross-border co-operation arrangements (whether economic, tax, fiscal, legal, regulatory or otherwise).

These developments, or the perception that any of them could occur, have had, and may continue to have, a significant adverse effect on global economic conditions and the stability of global financial markets, and could significantly reduce global market liquidity and limit the ability of key market participants to operate in certain financial markets. In particular, it could also lead to a period of considerable uncertainty in relation to the UK financial and banking markets, as well as on the regulatory process in Europe. Asset valuations, currency exchange rates and credit ratings may also be subject to increased market volatility.

If the UK and the EU are unable to negotiate acceptable trading and customs terms or if other EU Member States pursue withdrawal, barrier-free access between the UK and other EU Member States or among the European Economic Area, or EEA, overall could be diminished or eliminated. The long-term effects of Brexit will depend on any agreements (or lack thereof) between the UK and the EU and, in particular, any arrangements for the UK to retain access to EU markets after the Transition Period.

Such a withdrawal from the EU is unprecedented, and it is unclear how the UK’s access to the European single market for goods, capital, services and labor within the EU, or single market, and the wider commercial, legal and regulatory environment, will impact our UK operations and customers following the expiry of the Transition Period. Our UK operations service customers in the UK as well as in other countries in the EU and EEA and these operations could be disrupted by Brexit, particularly if there is a change in the UK’s relationship to the single market.

We may also face new regulatory costs and challenges as a result of Brexit that could have an adverse effect on our operations. For example, the European Parliament and the Council of the EU adopted a comprehensive general data protection regulation, or GDPR, in 2016 to replace the current European Union Data Protection Directive and related country-specific legislation. Although the United Kingdom enacted the Data Protection Act 2018 which is consistent with the GDPR, uncertainty remains regarding how data transfers to and from the United Kingdom will be regulated following the Transition Period.

There may continue to be legal, political and economic uncertainty surrounding the consequences of Brexit which could adversely impact customer confidence resulting in customers reducing their spending budgets on our solutions, which, in turn, could adversely affect our business, revenue, financial condition and results of operations.

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
Our software incorporates certain third-party software obtained under licenses from other companies, including database software from Kx. We anticipate that we will continue to rely on such third-party software and development tools from third parties in the future. Although we believe that there are commercially reasonable alternatives to the third-party software we currently license, including open source software, this may not always be the case, or it may be difficult or costly to migrate to other third-party software. Our use of additional or alternative third-party software would require us to enter into license agreements with third parties. In addition, integration of the third-party software used in our software with new third-party software may require significant work and require substantial investment of our time and resources. Also, any undetected errors or defects in third-party software could prevent the deployment or impair the functionality of our software, delay new updates or enhancements to our platform, result in a failure of our platform and injure our reputation.
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
Our software contains software licensed to us by third parties under so-called “open source” licenses, including the GNU Lesser General Public License, the BSD License and others. From time to time, there have been claims against companies that distribute or use open source software in their products and services, asserting that such open source software infringes the claimants’ intellectual property rights. We could be subject to suits by parties claiming that what we believe to be licensed open source software infringes their intellectual property rights. Use and distribution of open source software may entail greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or other contractual protections regarding infringement claims or the quality of the code. In addition, certain open source licenses require that source code for software programs that are subject to the license be made available to the public and that any modifications or derivative works to such open source software continue to be licensed under the same terms.

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
Our corporate headquarters are located in northern Virginia. The area around Washington, D.C. could be subjected to terrorist attacks. Additionally, we rely on our network and third-party infrastructure and enterprise applications, internal technology systems and our website for our development, marketing, operational support, hosted services and sales activities. In the event of a major hurricane, earthquake or catastrophic event such as fire, power loss, telecommunications failure, cyberattack, outbreak of regional or global pandemic diseases, war or terrorist attack, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our software development, lengthy interruptions in our services, breaches of data security and loss of critical data, all of which could have an adverse effect on our future operating results. For example, the ongoing coronavirus outbreak emanating from China at the beginning of 2020 has resulted in increased travel restrictions and extended shutdown of certain businesses in the region. At this point, the extent to which the coronavirus may impact our operating results is uncertain.
Our reported financial results may be adversely affected by changes in accounting principles generally accepted in the United States.
Accounting principles generally accepted in the United States, or GAAP, is subject to interpretation by the Financial Accounting Standards Board, or FASB, the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results and could affect the reporting of transactions completed before the announcement of a change.
In particular, in May 2014, the FASB issued ASC 606, which supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, or ASC 605. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Because we were an “emerging growth company” until December 31, 2019, the Jumpstart Our Business Startups Act, or the JOBS Act, allowed us to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. We elected to use this extended transition period under the JOBS Act with respect to ASC 606, which means ASC 606 became applicable to us for the annual period beginning on January 1, 2019. In accordance with guidance, the new standard has been adopted in this Annual Report on Form 10-K but was not adopted in prior periods. Therefore, such periods are not directly comparable.
While the new standard has not had a material impact on the timing of revenue recognition related to our cloud-based subscriptions and standalone professional services, the new standard has had a significant impact on the timing of revenue recognition related to our on-premises term licenses since we are now required to recognize a portion of revenue from the on-premises term license contracts upon delivery of the software. These changes may cause variability in our reported operating results due to periodic or long-term changes in the mix between term license subscriptions and cloud subscriptions to our platform. For more information about ASC 606, see Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Additionally, in February 2016, the FASB issued ASU No. 2016-2, Leases (Topic 842), or ASU 2016-2, which requires that lessees recognize assets and liabilities for leases with lease terms greater than 12 months in the statement of financial position. ASU 2016-2 also requires improved disclosures to help users of financial statements better understand the amount, timing and uncertainty of cash flows arising from leases. The update is effective for fiscal years beginning after

December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted. At December 31, 2019, we no longer qualified as an emerging growth company, at which point we were required to retrospectively adopt ASU 2016-2 effective January 1, 2019, in line with the adoption requirements for large accelerated filers. For more information about ASU 2016-2, see Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
If our estimates or judgments relating to our critical accounting policies prove to be incorrect, our results of operations could be adversely affected.
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition, income taxes and the related valuation allowance, stock-based compensation and fair value measurements for our previously outstanding preferred stock warrant. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our Class A common stock.
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
We may choose to expand by acquiring businesses or technologies. For instance, in January 2020, we acquired Novayre Solutions S.L., developer of the Jidoka RPA platform, which we are continuing to integrate along with their personnel. Our ability as an organization to successfully acquire and integrate technologies or businesses is unproven. Acquisitions involve many risks, including the following:
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

In the United States, these include rules and regulations promulgated under the authority of the Federal Trade Commission, the Electronic Communications Privacy Act, Computer Fraud and Abuse Act, the Health Insurance Portability and Accountability Act of 1996, the Gramm Leach Bliley Act, the California Consumer Privacy Act, or the CCPA, and other state laws relating to privacy and data security. The CCPA, which became effective on January 1, 2020, drastically changes the ability for individuals to control the use of their personal data. It contains detailed requirements regarding collecting and processing personal information, imposes certain limitations on how such information may be used, and provides rights to consumers that have never before been available in the past, all of which may be imposed on us by our customers. This could increase our costs of doing business. Internationally, the European Union adopted the GDPR, which took effect in May 2018 and virtually every jurisdiction in which we operate has established its own data security and privacy legal framework with which we or our customers must comply. Since we are agnostic as to the data uploaded into our cloud offering by our cloud offering customers or processed by our platform in on-premises deployments, we may be hosting or otherwise processing substantial amounts of individually identifiable health information and other types of personally identifiable information.
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

As of December 31, 2019, we had five granted patents and three patents pending related to our platform and its technology. We cannot assure you that any of our patent applications will result in the issuance of a patent or that the examination process will not require us to narrow our claims. Any patents that issue from any patent applications may not give us the protection that we seek or may be challenged, invalidated or circumvented. Any patents that may issue in the future from our pending or future patent applications may not provide sufficiently broad protection and may not be valid and enforceable in actions against alleged infringers. Any patents we have obtained or may obtain in the future may be found to be invalid or unenforceable in light of recent and future changes in the law, or because of technology developed prior to the inventions we have sought to patent or because of defects in our patent prosecution process.
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
In order to protect our unpatented proprietary technologies and processes, we rely on trade secret laws and confidentiality and invention assignment agreements with our employees, consultants, strategic partners, vendors and others. Some of our customer contracts also require us to place our proprietary source code in escrow for the benefit of our customer in the event we go bankrupt, become insolvent or are unable to fulfill our support obligations under our customer contracts. Also, despite our efforts to protect our proprietary technology and trade secrets, unauthorized parties may attempt to misappropriate, copy, reverse engineer or otherwise obtain and use them. In addition, others may independently discover our trade secrets, in which case we would not be able to assert trade secret rights or develop similar technologies and processes. Further, the contractual provisions that we enter into may not prevent unauthorized use or disclosure of our proprietary technology or intellectual property rights and may not provide an adequate remedy in the event of unauthorized use or disclosure of our proprietary technology or intellectual property rights. Moreover, policing unauthorized use of our technologies, trade secrets and intellectual property is difficult, expensive and time-consuming, particularly in foreign countries where the laws may not be as protective of intellectual property rights as those in the United States and where mechanisms for enforcement of intellectual property rights may be weak. To the extent that we expand our activities outside of the United States, our exposure to unauthorized copying and use of our platform and proprietary information may increase. We may be unable to determine the extent of any unauthorized use or infringement of our platform, technologies or intellectual property rights.
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
In addition, the use of the internet as a business tool could be adversely affected due to delays in the development or adoption of new standards and protocols to handle increased demands of internet activity, security, reliability, cost, ease of use, accessibility, and quality of service. The performance of the internet and its acceptance as a business tool have been adversely affected by “viruses,” “worms” and similar malicious programs, along with distributed denial of service (DDoS) and similar attacks. As a result, the internet has experienced a variety of outages and other delays as a result of such damage to or attacks on portions of its infrastructure. If the use of the internet is adversely affected by these issues, demand for our platform could suffer.
Our operating results may be negatively affected if we are required to pay additional state sales tax, value added, or other transaction taxes, and we could be subject to liability with respect to all or a portion of past or future sales.
We currently collect and remit sales and use, value added and other transaction taxes in certain of the jurisdictions where we do business based on our assessment of whether tax is owed by us in such jurisdictions. However, in some jurisdictions in which we do business, we do not believe that we owe such taxes, and therefore we currently do not collect and remit such taxes in those jurisdictions or record contingent tax liabilities in respect of those jurisdictions.
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
As a multinational organization, we may be subject to taxation in several jurisdictions around the world with increasingly complex tax laws and the amount of taxes we pay in these jurisdictions could increase substantially as a result of changes in the applicable tax principles, including increased tax rates, new tax laws or revised interpretations of existing tax laws and precedents, which could have a material adverse effect on our liquidity and operating results. For example, we continue to maintain a full valuation allowance on the deferred tax assets of our subsidiary in Switzerland as we determined that it was not more likely than not that we would be able to realize a benefit from the gross net operating loss at that subsidiary. Based on our cumulative operating results as of December 31, 2019, and assessment of our expected future results of operations, we determined that it was not more-likely-than not that we would be able to realize the deferred tax assets prior to expiration.
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
As of December 31, 2019, we had U.S. federal and state net operating loss carryforwards, or NOLs, of $99.3 million and $100.9 million, respectively, available to offset future taxable income. NOLs generated in tax years ended on or prior to December 31, 2017 will substantially expire by 2037 if unused. As a result of certain provisions in the Tax Cuts and Jobs Act of 2017, or the TCJA, U.S. federal NOLs and certain state NOLs generated after 2017 have an indefinite carryforward period.

A lack of future taxable income would adversely affect our ability to utilize these NOLs before they expire. Under the provisions of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, substantial changes in our ownership may limit the amount of pre-change NOLs that can be utilized annually in the future to offset taxable income. Section 382 of the Internal Revenue Code imposes limitations on a company’s ability to use NOLs if a company experiences a more-than-50-percent ownership change over a three-year testing period. Based upon our analysis as of December 31, 2019, we have determined that we do not expect these limitations to impair our ability to use our NOLs prior to expiration. However, if changes in our ownership occur in the future, our ability to use our NOLs may be further limited. For these reasons, we may not be able to utilize a material portion of the NOLs, even if we achieve profitability.
As of December 31, 2019, we also had foreign NOLs of $62.8 million, primarily at Appian Software Switzerland (k/n/a Appian Software International), our wholly-owned subsidiary. These NOLs will begin to expire in 2021 to 2026, if unused. If we are limited in our ability to use our NOLs in future years in which we have taxable income, we will pay more taxes than if we were able to fully utilize our NOLs. This could adversely affect our operating results and the market price of our Class A common stock.
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
Certain of our customers use our platform to create applications that ensure secure communications given the nature of the content being distributed and associated applicable regulatory requirements. Governmental and other customers may also require our platform to comply with certain privacy, security and other certifications and standards. Our cloud platform holds various security certifications from government agencies and industry organizations, including the Federal Risk and Authorization Management Program (FedRAMP) compliance, HITRUST certification, and meets the ISO 27001, Payment Card Industry Data Security Standard (PCI DSS) and the various United States Health Insurance Portability and Accountability Act (HIPAA) standards. Governments and industry organizations may also adopt new laws, regulations or requirements, or make changes to existing laws or regulations, that could impact the demand for, or value of, our applications, such as the European Banking Authority's regulations updated in September 2019 and the CCPA that took effect January 1, 2020. If we fail to maintain our current security certifications and/or to continue to meet security standards, or if we are unable to adapt our platform to changing legal and regulatory standards or other requirements in a timely manner, our customers may lose confidence in our platform and our business could be negatively impacted.
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
The market price of our Class A common stock may be highly volatile and may fluctuate substantially as a result of a variety of factors. Since shares of our Class A common stock were sold in our initial public offering, or IPO, in May 2017 at a price of $12.00 per share, our stock price has ranged from an intraday low of $14.60 to an intraday high of $63.77 through February 19, 2020. Factors that may affect the market price of our Class A common stock include:
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
As of December 31, 2019, there were 3,749,311 shares of Class B common stock and 709,300 shares of Class A common stock subject to outstanding options and 1,022,835 shares of Class A common stock to be issued upon the vesting of outstanding restricted stock units. We have registered all of the shares of Class A common stock issuable (i) upon conversion of the shares of Class B common stock issuable upon exercise of outstanding options, (ii) upon the exercise of outstanding options, (iii) upon the vesting of outstanding restricted stock units and (iv) upon exercise or settlement of any options or other equity incentives we may grant in the future, for public resale under the Securities Act. Accordingly, these shares may be freely sold in the public market upon issuance as permitted by any applicable vesting requirements, subject to the lock-up agreements described above and compliance with applicable securities laws.
The sale of shares of our Class A common stock by a single large stockholder could cause the market price of our Class A common stock to decline.
As of December 31, 2019, approximately 20% of our publicly traded Class A common stock was held by a single stockholder. Should this stockholder elect to sell all or a significant portion of its shares of our Class A common stock, the market price of our Class A common stock and our ability to raise capital through the sale of additional equity securities could be negatively affected. We cannot predict the effect that such a sale may have on the prevailing market price of our Class A common stock.
The dual class structure of our common stock and the existing ownership of capital stock by Matthew Calkins, our founder and Chief Executive Officer, has the effect of concentrating voting control with Mr. Calkins for the foreseeable future, which will limit your ability to influence corporate matters.
Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. Given the greater number of votes per share attributed to our Class B common stock, our Class B stockholders collectively beneficially owned shares representing approximately 91% of the voting power of our outstanding capital stock as of December 31, 2019. Further, Mr. Calkins, our founder and Chief Executive Officer, together with his affiliates, collectively beneficially owned shares representing approximately 77% of the voting power of our outstanding capital stock as of December 31, 2019. Consequently, Mr. Calkins, together with his affiliates, is able to control a majority of the voting power even if their stock holdings represent as few as approximately 27% of the outstanding number of shares of our common stock. This concentrated control will limit your ability to influence corporate matters for the foreseeable future. For example, Mr. Calkins will be able to control elections of directors, amendments of our certificate of incorporation or bylaws, increases to the number of shares available for issuance under our equity incentive plans or adoption of new equity incentive plans and approval of any merger or sale of assets for the foreseeable future. This concentrated control could also discourage a potential investor from acquiring our Class A common stock due to the limited voting power of such stock relative to the Class B common stock and might harm the market price of our Class A common stock. In addition, Mr. Calkins has the ability to control the management and major strategic investments of our company as a result of his position as our Chief Executive Officer and his ability to control the election or replacement of our directors. As a board member and officer, Mr. Calkins owes a fiduciary duty to our stockholders and must act in good faith in a manner he reasonably believes to be in the best interests of our stockholders. However, as a stockholder, even a controlling stockholder, Mr. Calkins is entitled to vote his shares, and shares over which he has voting control, in his own interests, which may not always be in the interests of our stockholders generally.
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
We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting on an annual basis. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting.
During the evaluation and testing process of our internal controls, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective. While we have established certain procedures and controls over our financial reporting processes, we cannot assure you that these efforts will prevent restatements of our financial statements in the future. Our independent registered public accounting firm is also required, pursuant to Section 404, to attest to, and report on, management's assessment of our internal control over financial reporting, which report is included elsewhere in this Annual Report on Form 10-K. This assessment is required to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. For future reporting periods, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating. We may not be able to remediate any future material weaknesses, or to complete our evaluation, testing and any required remediation in a timely fashion.
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

Pursuant to our amended and restated certificate of incorporation, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (3) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws or (4) any action asserting a claim governed by the internal affairs doctrine. Our amended and restated certificate of incorporation also provides that the federal district courts of the United States will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, subject to and contingent upon a final adjudication in the State of Delaware of the enforceability of such exclusive forum provision. Our amended and restated certificate of incorporation further provides that any person or entity purchasing or otherwise acquiring any interest in shares of our Class A common stock is deemed to have notice of and consented to the foregoing provisions. The forum selection clause in our amended and restated certificate of incorporation may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us and limit the market price of our Class A common stock. If a court were to find either exclusive-forum provision in our amended and restated certificate of incorporation to be inapplicable or unenforceable, we may incur additional costs associated with resolving the dispute in other jurisdictions. For example, the Court of Chancery of the State of Delaware recently determined that the exclusive forum provision of federal district courts of the United States for resolving any complaint asserting a cause of action arising under the Securities Act is not enforceable. However, this decision is being reviewed and may be ultimately overturned by the Delaware Supreme Court. If this ultimate adjudication were to occur, we would enforce the federal district court exclusive forum provision in our amended and restated certificate of incorporation.

Item 1B. Unresolved Staff Comments.
Not applicable.

Item 2. Properties.
Our corporate headquarters occupies approximately 210,000 square feet in Tysons, Virginia under an operating lease that expires in October 2031. We also lease space in the United Kingdom and Australia under operating lease agreements with various expiration dates through 2026. We believe that our facilities are suitable and adequate to meet our needs.

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
As of February 14, 2020, there were 16 holders of record of our Class A common stock and 50 holders of record of our Class B common stock. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
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
The following graph shows a comparison from May 25, 2017 (the date our Class A common stock commenced trading on the Nasdaq Global Market) through December 31, 2019, of the cumulative total return for an investment of $100 in our Class A common stock, the Nasdaq Global Market Composite Index and the Nasdaq Computer Index. Data for the Nasdaq Global Market Composite Index and the Nasdaq Computer Index assume reinvestment of any dividends.

The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.
COMPARISON OF CUMULATIVE TOTAL RETURN
Among Appian Corporation, the Nasdaq Global Market Composite Index and the Nasdaq Computer Index

	May 25, 2017	June 30, 2017	September 30, 2017	December 31, 2017	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Appian Corporation	$100.00	$120.92	$189.61	$209.73	$167.75	$240.91	$220.52	$177.95	$229.38	$240.31	$316.46	$254.56
Nasdaq Global Market Composite	100.00	105.12	112.43	117.68	121.11	137.10	146.69	110.09	140.17	145.34	126.55	151.77
Nasdaq Computer	100.00	96.18	104.59	113.49	116.34	124.53	134.20	109.31	129.74	134.76	140.73	164.33
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
The following selected consolidated statement of operations data for the years ended December 31, 2019, 2018 and 2017, and the consolidated balance sheet data as of December 31, 2019 and 2018, have been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended December 31, 2016 and 2015 and the consolidated balance sheet data as of December 31, 2017, 2016 and 2015 have been derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K.

	Year Ended December 31,
	2019(1)	2018	2017	2016	2015
	(in thousands, except share and per share data)
Revenue:
Subscriptions	$151,299	$126,012	$91,514	$69,972	$53,207
Professional services	109,053	100,731	85,223	62,951	57,997
Total revenue	260,352	226,743	176,737	132,923	111,204
Cost of revenue(2):
Subscriptions	17,098	11,997	9,379	7,437	6,079
Professional services	76,743	72,928	55,218	42,686	42,402
Total cost of revenue	93,841	84,925	64,597	50,123	48,481
Gross profit	166,511	141,818	112,140	82,800	62,723
Operating expenses(2):
Sales and marketing	117,440	105,992	81,966	54,137	38,300
Research and development	58,043	44,724	34,835	22,994	16,750
General and administrative	41,496	37,821	27,150	17,039	12,515
Total operating expenses	216,979	188,537	143,951	94,170	67,565
Operating loss	(50,468)	(46,719)	(31,811)	(11,370)	(4,842)
Other (income) expense:
Other (income) expense, net	(941)	2,295	(2,038)	1,792	1,579
Interest expense	367	198	473	982	188
Total other (income) expense	(574)	2,493	(1,565)	2,774	1,767
Loss before income taxes	(49,894)	(49,212)	(30,246)	(14,144)	(6,609)
Income tax expense (benefit)	820	239	761	(1,683)	378
Net loss	(50,714)	(49,451)	(31,007)	(12,461)	(6,987)
Accretion of dividends on convertible preferred stock(3)	—	—	357	857	861
Net loss attributable to common stockholders	$(50,714)	$(49,451)	$(31,364)	$(13,318)	$(7,848)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.77)	$(0.80)	$(0.63)	$(0.39)	$(0.23)
Weighted average common shares outstanding(4):
Basic and diluted	65,479,327	62,140,684	49,529,833	34,274,718	34,274,718

(1) On January 1, 2019, we adopted ASC 606 using the modified retrospective method. See Note 2 to our consolidated financial statements  appearing in Item 8 for additional discussion of the impact of the adoption of this new accounting guidance.
(2)  Includes stock-based compensation expense below. For the years ended December 31, 2016 and 2015, no stock-based compensation expense was recognized because a qualifying event had not yet occurred.

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(in thousands)
Cost of revenue
Subscriptions	$647	$514	$575	$—	$—
Professional services	2,748	1,717	1,295	—	—
Operating expenses
Sales and marketing	4,742	3,473	3,233	—	—
Research and development	3,480	2,416	2,822	—	—
General and administrative	4,826	7,934	5,051	—	—
Total stock-based compensation expense	$16,443	$16,054	$12,976	$—	$—
(3)  See Note 8 to our consolidated financial statements appearing in Item 8 for further details on the calculation of accretion of preferred stock to redemption value and basic and diluted net loss per share attributable to common stockholders.
(4) Immediately prior to the completion of our IPO on May 31, 2017, 18.2 million shares of convertible preferred stock were converted and reclassified to Class B common stock. In addition, immediately prior to the completion of the IPO, a warrant to purchase 84,360 shares of convertible preferred stock was converted to a warrant to purchase 84,360 shares of Class B common stock, and 79,363 shares of our Class B common stock were issued upon the net exercise of this warrant.

	As of December 31,
	2019(1)	2018	2017	2016	2015
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$159,755	$94,930	$73,758	$31,143	$31,393
Working capital	165,381	81,225	50,107	12,365	19,463
Total assets	371,485	233,180	161,052	102,738	83,400
Total deferred revenue	89,340	111,668	89,087	70,108	53,110
Total debt	—	—	—	20,000	10,000
Convertible preferred stock	—	—	—	55,415	54,558
Total stockholders' equity (deficit)	205,237	73,192	45,524	(63,492)	(50,533)
(1) On January 1, 2019, we adopted ASC 606 using the modified retrospective method. See Note 2 to our consolidated financial statements  appearing in Item 8 for additional discussion of the impact of the adoption of this new accounting guidance.

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
Overview
We provide a low-code automation platform that accelerates the creation of high-impact business applications, enabling our customers to automate the most important aspects of their business. Global organizations use our applications to improve customer experience, achieve operational excellence and simplify global risk management and compliance.
With our platform, organizations can rapidly and easily design, build and implement powerful, enterprise-grade custom applications through our intuitive, visual interface with little or no coding required. Our customers have used applications built on our platform to launch new business lines, automate vital employee workflows, manage complex trading platforms, accelerate drug development and build global procurement systems. With our platform, decision makers can reimagine their products, services, processes and customer interactions by removing much of the complexity and many of the challenges associated with traditional approaches to software development.
We have generated the majority of our revenue from sales of subscriptions, which include (1) SaaS subscriptions bundled with maintenance and support and hosting services, and (2) term license subscriptions bundled with maintenance and support.
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
Since inception, we have invested in our professional services organization to help ensure that customers are able to build and deploy applications on our platform. We have several strategic partnerships, including with KPMG, PwC and Deloitte, for them to refer customers to us in order to purchase subscriptions and then to provide professional services directly to the customers using our platform. We intend to further grow our base of strategic partners to provide broader customer coverage and solution delivery capabilities.  In addition, over time we expect professional services revenue as a percentage of total revenue to decline as we increasingly rely on strategic partners to help our customers deploy our software.  We believe our investment in professional services, including strategic partners building their practices around Appian, will drive increased adoption of our platform.
As of December 31, 2019, we had 533 customers in a wide variety of industries, of which 427 customers were commercial and 106 customers were government or non-commercial entities. Our customers include financial services, life sciences, government, telecommunications, media, energy, manufacturing and transportation organizations. Generally, our sales force targets its efforts to organizations with over 2,000 employees and $2 billion in annual revenue. As of December 31, 2019, 24% of our commercial customers were Global 2000 organizations and included 48 Fortune 500 companies. Revenue from government agencies represented 17.1%, 15.7% and 15.4% of our total revenue in 2019, 2018 and 2017, respectively. No single end-customer accounted for more than 10% of our total revenue in 2019, 2018 or 2017.
Our platform supports multiple languages to facilitate collaboration and address challenges in multi-national organizations. We offer our platform globally. In 2019, 2018 and 2017, 32.3%, 28.7% and 27.0%, respectively, of our total revenue was generated from customers outside of the United States. As of December 31, 2019, we operated in 12 countries. We believe that we have a significant opportunity to grow our international footprint. We are investing in new geographies, including through investment in direct and indirect sales channels, professional services and customer support and implementation partners.
We have experienced strong revenue growth, with revenue of $260.4 million, $226.7 million and $176.7 million in 2019, 2018 and 2017, respectively. Our subscriptions revenue was $151.3 million, $126.0 million and $91.5 million in 2019, 2018 and 2017, respectively and includes sales of our SaaS subscriptions, on-premises term license subscriptions and maintenance support. Our cloud subscription revenue was $95.0 million, $67.4 million and $40.2 million in 2019, 2018 and 2017, respectively.
We have invested in developing our platform, expanding our sales and marketing and research and development capabilities, and providing general and administrative resources to support our growth. We intend to continue to invest in our business to take advantage of our market opportunity. As a result, we incurred net losses of $50.7 million, $49.5 million and $31.0 million in 2019, 2018 and 2017, respectively. We also used cash in operations of $8.9 million, $31.3 million and $9.1 million in 2019, 2018 and 2017, respectively.
Adoption of Revenue from Contracts with Customers (Topic 606)
In May 2014, the FASB issued ASC 606, which replaced the revenue recognition requirements in ASC 605. The new revenue standard outlines a single, comprehensive model for accounting for revenue from contracts with customers and requires more detailed disclosure to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from such contracts. The new revenue standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services.
We adopted ASC 606 effective January 1, 2019 using the modified retrospective method. Under this method of adoption, we recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of accumulated deficit. See Note 2 to our consolidated financial statements appearing in Item 8 for additional discussion of the impact of the adoption of this new accounting guidance and changes in accounting policies relating to revenue recognition and accounting for costs to obtain and fulfill a customer contract. For the year ended December 31, 2019, we recognized revenue based on ASC 606; however, revenue for the prior years was recognized based on ASC 605. Therefore, the periods are not directly comparable, however we have included a reconciliation of the impacts of ASC 606 on our consolidated financial statements for the year ended December 31, 2019.
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
At the same time, we believe that the costs we incur to retain customers and drive additional purchases of software are lower than our customer acquisition costs on a relative basis. Over time, we expect a large portion of our customers to renew their subscriptions and purchase additional subscriptions as they continue to build more applications and add more users to our platform. Over the last three completed fiscal years, we had an average cloud subscription renewal rate of 97%. We calculate our cloud subscription renewal rate by dividing (i) the cloud subscription revenue from renewing cloud customers in the current 12-month period that were cloud customers during the entirety of the prior 12-month period, giving effect to price increases but excluding additional cloud subscriptions for additional users, or upsells, by (ii) our cloud subscription revenue from all cloud customers in the corresponding prior 12-month period that were cloud customers during the entirety of such prior 12-month period. For example, to obtain our cloud subscription renewal rate for the 12-month period ended December 31, 2019, we identified the amount of cloud subscription revenue in 2019 from cloud customers that were our cloud customers for all of 2018 and subtracted the amount of upsells to such cloud customers and new users from those cloud customers in 2019. We then divided the balance of 2019 cloud subscription revenue from such cloud customers by all cloud subscription revenue generated in 2018 from cloud customers that were cloud customers for the entirety of 2018. With respect to the average for our last three completed fiscal years, we calculated the average of the three applicable 12-month periods. We also expect the proportion of annual revenue from existing customers to grow relative to annual revenue from new customers. We believe this mix shift over time will have a positive impact on our operating margins, as we expect the percentage of revenue spent on sales and marketing to decline.
We measure the effectiveness of our business model by comparing the lifetime value of our customer relationships to our customer acquisition costs. For the years revenue was recognized under ASC 605, we calculate lifetime customer value as (1) average gross margin multiplied by average subscription and maintenance and support revenue from customers for a given month divided by (2) the average percentage of monthly recurring revenue that did not renew in each month for the previous 12 months. We then divide this calculated lifetime customer value by our customer acquisition cost, which is the total sales and marketing expense incurred during the corresponding month.  In order to be consistent with our new key metrics, we revised the calculation of the lifetime value of our customer relationships for the year ended December 31, 2019. For the year ended December 31, 2019, we replaced subscription revenue with cloud subscription revenue in the calculation of lifetime customer value. Because we primarily recognize revenue from our on-premises term license subscriptions upfront under ASC 606, we believe cloud subscription revenue better reflects the performance of our business. The calculation of lifetime customer value as compared to customer acquisition costs for the prior years were unchanged. On a rolling 12 month basis, we estimate that for each of the past five fiscal years the average lifetime value of a customer has exceeded 7x the associated average cost of acquiring them, including the year ended December 31, 2019.
Key Factors Affecting Our Performance
The following are several key factors that affect our performance:
•Market Adoption of Our Platform. Our ability to grow our customer base and drive market adoption of our platform is affected by the pace at which organizations digitally transform. We expect that our revenue growth will be primarily driven by the pace of adoption and penetration of our platform. We offer a leading custom software automation platform and intend to continue to invest to expand our customer base. The degree to which prospective customers recognize the need for low-code software that enables organizations to digitally transform, and subsequently allocate budget dollars to purchase our software, will drive our ability to acquire new customers and increase sales to existing customers, which, in turn, will affect our future financial performance.
•Growth of Our Customer Base. We believe we have a substantial opportunity to grow our customer base. We define a customer as an entity with an active subscription or maintenance and support contract related to a perpetual software license as of the specified measurement date. To the extent we contract with one or more entities under common control, we count those entities as separate customers. We have aggressively invested, and intend to continue to invest, in our sales force in order to drive sales to new customers. In particular, we have recently made, and plan to continue to make, investments to enhance the expertise of our sales and marketing organization within our key industry verticals of financial services, life sciences and government. In addition, we have established relationships with strategic partners who work with organizations undergoing digital transformations. We had a total customer count of 533, 436 and 356 as of December 31, 2019, 2018 and 2017, respectively, which includes customers with active software subscription agreements or with maintenance and support contracts, and our number of customers with active software subscription agreements was 487, 378 and 291 as of December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019, 24% of our commercial customers were Global 2000 organizations and included 48 Fortune 500 companies. Our ability to continue to grow our customer base is dependent, in part, upon our ability to compete within the increasingly competitive markets in which we participate.
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
•Mix of Subscriptions and Professional Services Revenue. We believe our professional services have driven customer success and facilitated the adoption of our platform by customers. During the initial period of deployment by a customer, we generally provide a greater amount of support in building applications and training than later in the deployment, with a typical engagement extending from two to six months. At the same time, many of our customers have historically purchased subscriptions only for a limited set of their total potential end users. As a result of these factors, the proportion of total revenue for a customer associated with professional services is relatively high during the initial deployment period. Over time, as the need for professional services associated with user deployments decreases and the number of end users increases, we expect subscriptions revenue as a percentage of total revenue to increase. In addition, we intend to further grow our base of strategic partners to provide broader customer coverage and solution delivery capabilities. These partners perform professional services with respect to any new service contracts they sign. As the usage of partners expands, we expect the proportion of our total revenue from subscriptions to increase over time relative to professional services. In 2019, 2018 and 2017, 58.1%, 55.6% and 51.8% of our revenue, respectively, was derived from sales of subscriptions, while the remaining 41.9%, 44.4% and 48.2%, respectively, was derived from the sale of professional services.

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
Key Metrics
We monitor the following metrics to help us measure and evaluate the effectiveness of our operations (dollars in thousands):

	Year Ended December 31,
	2019	2018	2017
Cloud Subscription Revenue	$95,028	$67,447	$40,234

	As of December 31,
	2019	2018	2017
Cloud Subscription Revenue Retention Rate	115%	131%	132%
Cloud Subscription Revenue
Because we primarily recognize revenue from our on-premises term license subscriptions upfront under ASC 606, we believe our previous key business metric, subscription revenue, no longer best reflects the performance of our business and overemphasizes the volatility in our results. Therefore, we are no longer presenting subscription revenue and will instead report a new key metric, cloud subscription revenue. Cloud subscription revenue is a portion of our revenue and includes SaaS subscriptions bundled with maintenance and support and hosting services and is increasingly becoming a larger percentage of our subscriptions revenue. In 2019, 2018 and 2017, 62.8%, 53.5% and 44.0%, respectively, of subscriptions revenue was cloud subscription revenue. As we generally sell our SaaS subscriptions on a per-user basis, our cloud subscription revenue for any customer is primarily determined by the number of users who access and utilize the applications built on our platform, as well as the price paid. We believe that increasing cloud subscription revenue is an indicator of the demand for our platform, the pace at which the market for our solutions is growing, the productivity of our sales force and strategic relationships in growing our customer base, and our ability to further penetrate our existing customer base. The year-over-year growth rate in our cloud subscription revenue for the year ended December 31, 2018 was elevated as we focused on converting customers with on-premises term license subscriptions to cloud subscriptions. The adoption of ASC 606 did not have a material impact on our cloud subscription revenue.
Cloud Subscription Revenue Retention Rate
Because we primarily recognize revenue from our on-premises term license subscriptions upfront under ASC 606, we believe our previous key business metric, subscription revenue, no longer best reflects the performance of our business and overemphasizes the volatility in our results. Therefore, we are no longer presenting subscription revenue and will instead report a new key metric, cloud subscription revenue. A key factor to our success is the renewal and expansion of subscription agreements with our existing customers. We calculate this metric over a set of customers who have been with us for at least one full year. To calculate our cloud subscription revenue retention rate for a particular trailing 12-month period, we first establish the recurring cloud subscription revenue for the previous trailing 12-month period. This effectively represents recurring dollars that we should expect in the current trailing 12-month period from the cohort of customers from the previous trailing 12-month period without any expansion or contraction. We subsequently measure the recurring cloud subscription revenue in the current trailing 12-month period from the cohort of customers from the previous trailing 12-month period. Cloud subscription revenue retention rate is then calculated by dividing the aggregate recurring cloud subscription revenue in the current trailing 12-month period by the previous trailing 12-month period. This calculation includes the impact on our revenue from customer non-renewals, pricing changes and growth in the number of users on our platform. Our cloud subscription revenue retention rate can fluctuate from period to period due to large customer contracts in any given period. The cloud subscription revenue retention rates as of December 31, 2018 and 2017 were elevated as we focused on converting customers with on-premises term license subscriptions to cloud subscriptions. The adoption of ASC 606 did not have a material impact on our cloud subscription revenue retention rate.

Non-GAAP Financial Measures
To supplement our consolidated financial statements, which are prepared and presented in accordance with GAAP, we provide investors with certain non-GAAP financial measures, including non-GAAP operating loss, non-GAAP net loss, non-GAAP net loss per share, non-GAAP weighted average shares outstanding and adjusted EBITDA, which we collectively refer to as non-GAAP financial measures. These non-GAAP financial measures exclude all or a combination of the following (as reflected in the following reconciliation tables): stock-based compensation expense, change in fair value of warrant liability, loss on extinguishment of debt and gain or loss on disposal of asset. We define non-GAAP operating loss as operating loss before stock-based compensation expense. We define non-GAAP net loss as net loss before stock-based compensation expense, change in fair value of warrant liability, loss on extinguishment of debt and gain or loss on disposal of asset. We define adjusted EBITDA as net loss before (1) other (income) expense, net, (2) interest expense, (3) income tax expense, (4) depreciation expense and (5) stock-based compensation expense.
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
We exclude stock-based compensation expense because of varying available valuation methodologies, subjective assumptions and the variety of equity instruments that can impact our non-cash expense. We believe that providing non-GAAP financial measures that exclude stock-based compensation expense allow for more meaningful comparisons between our operating results from period to period. We exclude the impact of change in the fair value of warrant liability, loss on extinguishment of debt and gain or loss on disposal of asset as these transactions are unrelated to current operations nor predictive of future results, which we believe allows for a more meaningful comparison between the operating results from period to period. Accordingly, we believe that excluding these expenses and income provides investors and management with greater visibility into the underlying performance of our business operations, facilitates comparison of our results with other periods and may also provide comparison with the results of other companies in our industry.
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
Also, for the year ended December 31, 2019, we recognized revenue based on ASC 606; however, revenue for the prior years was recognized based on ASC 605. Therefore, our non-GAAP financial measures as of December 31, 2019 are not directly comparable to our non-GAAP financial measures as of December 31, 2018 or December 31, 2017
The following table reconciles GAAP operating loss to non-GAAP operating loss for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	Year Ended December 31,
	2019	2018	2017
GAAP operating loss	$(50,468)	$(46,719)	$(31,811)
Add back:
Stock-based compensation expense	16,443	16,054	12,976
Non-GAAP operating loss	$(34,025)	$(30,665)	$(18,835)
The adoption of ASC 606 resulted in a reduction of our non-GAAP operating loss by $1.4 million for the year ended December 31, 2019.

The following table reconciles GAAP net loss to non-GAAP net loss for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	Year Ended December 31,
	2019	2018	2017
GAAP net loss	$(50,714)	$(49,451)	$(31,007)
Add back:
Stock-based compensation expense	16,443	16,054	12,976
Loss (gain) on disposal of asset	146	(4)	—
Change in fair value of warrant liability	—	—	341
Loss on extinguishment of debt	—	—	384
Non-GAAP net loss	$(34,125)	$(33,401)	$(17,306)
The adoption of ASC 606 resulted in a reduction of our non-GAAP net loss by $1.3 million for the year ended December 31, 2019.
The following table sets forth non-GAAP net loss per share for the years ended December 31, 2019, 2018 and 2017 (in thousands except share and per share data):

	Year Ended December 31,
	2019	2018	2017
Non-GAAP net loss	$(34,125)	$(33,401)	$(17,306)
Non-GAAP weighted average shares used to compute net loss per share attributable to common stockholders, basic and diluted	65,479,327	62,140,684	57,043,906
Non-GAAP net loss per share, basic and diluted	$(0.52)	$(0.54)	$(0.30)
The following table reconciles GAAP net loss per share to non-GAAP net loss per share for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
	2019	2018	2017
GAAP net loss per share attributable to common stockholders, basic and diluted	$(0.77)	$(0.80)	$(0.63)
Add back:
Non-GAAP adjustments to net loss per share	0.25	0.26	0.33
Non-GAAP net loss per share, basic and diluted	$(0.52)	$(0.54)	$(0.30)
The adoption of ASC 606 resulted in a reduction of our non-GAAP net loss per share, basic and diluted by $0.02 for the year ended December 31, 2019.
The following table reconciles GAAP weighted average shares outstanding, basic and diluted, to non-GAAP weighted average shares outstanding, basic and diluted, for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
	2019	2018	2017
GAAP weighted average shares used to compute net loss per share attributable to common stockholders, basic and diluted	65,479,327	62,140,684	49,529,833
Add back:
Additional weighted average shares giving effect to conversion of preferred stock at the beginning of the period	—	—	7,514,073
Non-GAAP weighted average shares used to compute net loss per share attributable to common stockholders, basic and diluted	65,479,327	62,140,684	57,043,906

The following table reconciles GAAP net loss to adjusted EBITDA for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	Year Ended December 31,
	2019	2018	2017
GAAP net loss	$(50,714)	$(49,451)	$(31,007)
Other (income) expense, net	(941)	2,295	(2,038)
Interest expense	367	198	473
Income tax expense	820	239	761
Depreciation expense	4,742	2,020	886
Stock-based compensation expense	16,443	16,054	12,976
Adjusted EBITDA	$(29,283)	$(28,645)	$(17,949)
The adoption of ASC 606 resulted in a reduction of our adjusted EBITDA by $1.4 million for the year ended December 31, 2019.
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
Subscriptions
Subscriptions revenue is primarily derived from:
•SaaS subscriptions bundled with maintenance and support and hosting services; and
•on-premises term license subscriptions bundled with maintenance and support.
Our maintenance and support agreements provide customers with the right to unspecified software upgrades, maintenance releases and patches released during the term of the maintenance and support agreement on a when-and-if-available basis, and rights to technical support. When our platform is deployed within a customer’s own data center or private cloud, it is installed on the customer’s infrastructure and offered as a term license. When our platform is delivered as a SaaS subscription, we handle its operational needs in third-party hosted data centers.
Professional Services
Our professional services revenue is comprised of fees for consulting services, including application development and deployment assistance and training related to our platform. Over time, as the need for professional services associated with user deployments decreases and the number of end users increases, we expect professional services revenue as percentage of total revenue to decrease. We have several strategic partnerships, including with KPMG, PwC and Deloitte. Our agreements with our strategic partners have indefinite terms and may be terminated for convenience by either party. We intend to further grow our base of strategic partners to provide broader customer coverage and solution delivery capabilities. These partners refer software subscription customers to us and, generally, perform professional services with respect to any new service contracts they originate, increasing our subscriptions revenue without any change to our professional services revenue. As we expand the network of strategic partners, we expect professional services revenue to decline as a percentage of total revenue over time since our strategic partners may perform professional services associated with software subscriptions that we sell.

Cost of Revenue
Subscriptions
Cost of subscriptions revenue consists primarily of fees paid to our third-party managed hosting providers and other third-party service providers, personnel costs, including payroll and benefits for our technology operations and customer support teams, and allocated facility costs and overhead. We expect cost of revenue to continue to increase in absolute dollars for the foreseeable future as our customer base grows.
Professional Services
Cost of professional services revenue includes all direct and indirect costs to deliver our professional services and training, including employee compensation for our global professional services and training personnel, travel costs, third-party contractor costs and allocated facility costs and overhead, as well as the costs of billable expenses, such as travel and lodging. The unpredictability of the timing of entering into significant professional services agreements sold on a standalone basis may cause significant fluctuations in our quarterly financial results.
Gross Margin
Gross profit and gross margin, or gross profit as a percentage of total revenue, has been, and will continue to be, affected by various factors, including the mix of subscriptions revenue and professional services revenue. Subscription pricing, the costs associated with third-party hosting facilities, and the extent to which we expand our professional services to support future growth will impact our gross margins. Our gross margin may fluctuate from period to period based on the above factors.
Subscriptions Gross Margin. Subscriptions gross margin is primarily affected by the growth in our subscriptions revenue as compared to the growth in, and timing of, costs to support such revenue. We expect to continue to invest in the customer support and SaaS operations to support the growth in the business and the timing of those investments is expected to cause gross margins to fluctuate in the short term but improve over time.
Professional Services Gross Margin. Professional services gross margin is affected by the growth in our professional services revenue as compared to the growth in, and timing of, the cost of our professional services organization as we continue to invest in the growth of our business. Professional services gross margin is impacted by the amount of services performed by subcontractors as opposed to internal resources. Our professional services gross margin is also impacted by the amount of services performed by partners as opposed to internal resources.
Operating Expenses
Operating expenses consist of sales and marketing, research and development and general and administrative expenses. Salaries, bonuses and other personnel-related costs are the most significant components of each of these expense categories. We grew from 1,058 employees at December 31, 2018 to 1,275 employees at December 31, 2019, and we expect to continue to hire new employees in order to support our anticipated revenue growth.
Sales and Marketing Expense
Sales and marketing expense primarily includes personnel costs, including salaries, bonuses, commissions, stock-based compensation and other personnel costs related to sales teams. Additional expenses in this category include travel and entertainment, marketing and promotional events, marketing activities, subcontracting fees and allocated facility costs and overhead.
The number of employees in sales and marketing functions grew from 367 at December 31, 2018 to 403 at December 31, 2019. In order to continue to grow our business, geographical footprint and brand awareness, we expect to continue investing resources in sales and marketing by increasing the number of sales and account management teams. As a result, we expect sales and marketing expense to increase in absolute dollars as we continue to invest to acquire new customers and further expand usage of our platform within our existing customer base.

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
Our research and development efforts are focused on enhancing the speed and power of our software platform. The number of employees in research and development functions grew from 247 at December 31, 2018 to 332 at December 31, 2019.  We expect research and development expenses to continue to increase as they are critical to maintain and improve our quality of applications and our competitive position.
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
The number of employees in general and administrative functions grew from 126 at December 31, 2018 to 156 at December 31, 2019. We expect our general and administrative expense to increase in absolute dollars as we continue to support our growth and as a result of our becoming a public company.
Other (Income) Expense
Other (Income) Expense, Net
Other (income) expense, net consists primarily of unrealized and realized gains and losses related to changes in foreign currency exchange rates, interest income on our cash and cash equivalents, gain or loss on the disposal of property and equipment, loss on our extinguishment of debt and fair value adjustments for our preferred stock warrant liability.
Interest Expense
Interest expense consists primarily of interest on our finance leases and debt, unused credit facility fees and commitment fees on our letters of credit.

Results of Operations
The following table sets forth our consolidated statement of operations data:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Consolidated Statement of Operations Data:
Revenue:
Subscriptions	$151,299	$126,012	$91,514
Professional services	109,053	100,731	85,223
Total revenue	260,352	226,743	176,737
Cost of revenue(1):
Subscriptions	17,098	11,997	9,379
Professional services	76,743	72,928	55,218
Total cost of revenue	93,841	84,925	64,597
Gross profit	166,511	141,818	112,140
Operating expenses(1):
Sales and marketing	117,440	105,992	81,966
Research and development	58,043	44,724	34,835
General and administrative	41,496	37,821	27,150
Total operating expenses	216,979	188,537	143,951
Operating loss	(50,468)	(46,719)	(31,811)
Other (income) expense:
Other (income) expense, net	(941)	2,295	(2,038)
Interest expense	367	198	473
Total other (income) expense	(574)	2,493	(1,565)
Loss before income taxes	(49,894)	(49,212)	(30,246)
Income tax expense	820	239	761
Net loss	$(50,714)	$(49,451)	$(31,007)
(1)  Includes stock-based compensation expense below.

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Cost of revenue
Subscriptions	$647	$514	$575
Professional services	2,748	1,717	1,295
Operating expenses
Sales and marketing	4,742	3,473	3,233
Research and development	3,480	2,416	2,822
General and administrative	4,826	7,934	5,051
Total stock-based compensation expense	$16,443	$16,054	$12,976

The following table sets forth our consolidated statement of operations data expressed as a percentage of total revenue:

	Year Ended December 31,
	2019	2018	2017
Consolidated Statement of Operations Data:
Revenue:
Subscriptions	58.1%	55.6%	51.8%
Professional services	41.9	44.4	48.2
Total revenue	100.0	100.0	100.0
Cost of revenue:
Subscriptions	6.6	5.3	5.3
Professional services	29.5	32.2	31.2
Total cost of revenue	36.1	37.5	36.5
Gross margin	63.9	62.5	63.5
Operating expenses:
Sales and marketing	45.1	46.7	46.4
Research and development	22.3	19.7	19.7
General and administrative	15.9	16.7	15.4
Total operating expenses	83.3	83.1	81.5
Operating loss	(19.4)	(20.6)	(18.0)
Other (income) expense:
Other (income) expense, net	(0.4)	1.0	(1.2)
Interest expense	0.1	0.1	0.3
Total other (income) expense	(0.3)	1.1	(0.9)
Loss before income taxes	(19.1)	(21.7)	(17.1)
Income tax expense	0.3	0.1	0.4
Net loss	(19.4)%	(21.8)%	(17.5)%

Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018
Revenue

	Year Ended December 31,		% Change
	2019	2018
	(dollars in thousands)
Revenue:
Subscriptions	$151,299	$126,012	20.1%
Professional services	109,053	100,731	8.3
Total revenue	$260,352	$226,743	14.8

Total revenue increased $33.6 million, or 14.8%, in 2019 compared to 2018, due to an increase in our subscriptions revenue of $25.3 million and an increase in our professional services revenue of $8.3 million.  The increase in subscriptions revenue was attributable to $17.4 million of revenue from expanded deployments and corresponding sales of additional subscriptions to existing customers and $7.9 million in sales of subscriptions to new customers. The increase in professional services revenue was due to $17.7 million in sales to new customers, offset by a $9.4 million decrease in revenue from existing customers. The adoption of ASC 606 resulted in a reduction of our subscriptions revenue by $8.8 million, offset by an increase of our professional services revenue by $2.8 million in 2019 compared to if we had calculated our revenue for 2019 in accordance with ASC 605. Refer to Note 2 of our consolidated financial statements for further details regarding the impact of the adoption of ASC 606.

Cost of Revenue

	Year Ended December 31,		% Change
	2019	2018
	(dollars in thousands)
Cost of revenue:
Subscriptions	$17,098	$11,997	42.5%
Professional services	76,743	72,928	5.2
Total cost of revenue	$93,841	$84,925	10.5
Subscriptions gross margin	88.7%	90.5%
Professional services gross margin	29.6	27.6
Total gross margin	64.0	62.5

Cost of revenue increased $8.9 million, or 10.5%, in 2019 compared to 2018, primarily due to a $6.4 million increase in professional services and product support personnel costs, a $3.1 million increase in other cost of revenue and a $2.1 million increase in facility and overhead costs, offset by a $2.4 million decrease in contractor costs and a $0.3 million decrease in billable expenses. Personnel costs increased due to an increase in professional services and product support staff personnel headcount of 20.8% from December 31, 2018 to December 31, 2019 and a $1.2 million increase in stock-based compensation expense in 2019 due to the vesting of restricted stock units granted to our co-founders. These restricted stock units vested in the three months ended March 31, 2019. The increase in other cost of revenue was due to increased hosting costs as sales of our cloud offering increased in 2019. Facility and overhead costs increased to support our personnel growth. Subcontractor costs decreased in 2019 compared to 2018 because of a decrease in the usage of subcontractors for professional service engagements and a decrease in the average hourly rate for subcontractors. Billable expenses decreased in 2019 compared to 2018 because of a decrease in the utilization rate of professional services resources. Total cost of revenue was not impacted by the adoption of ASC 606.
Subscriptions gross margin decreased to 88.7% in 2019 compared to 90.5% in 2018 due to increased hosting costs as sales of our cloud offering increased and became a larger proportion of our overall software and support revenue. Subscriptions gross margin was also negatively impacted by the $8.8 million decrease in subscriptions revenue as a result of the adoption of ASC 606 compared to if we had calculated subscriptions revenue for 2019 in accordance with ASC 605, as well as the sale of a $4.4 million perpetual software license in 2018. There is minimal cost of revenue for our perpetual software revenue and, therefore, our subscriptions gross margin was higher during 2018. Professional services gross margin increased to 29.6% in 2019 compared to 27.6% in 2018 due to the $2.8 million increase in professional services revenue as a result of the adoption of ASC 606 compared to if we had calculated professional services revenue for 2019 in accordance with ASC 605. To a lesser extent, professional services gross margin increased due to a decrease in the usage of subcontractors for professional services engagements. Due to the increase in our professional services margin, gross margin increased to 64.0% in 2019 compared to 62.5% in 2018.
Sales and Marketing Expense

	Year Ended December 31,		% Change
	2019	2018
	(dollars in thousands)
Sales and marketing	$117,440	$105,992	10.8%
% of revenue	45.1%	46.7%

Sales and marketing expense increased $11.4 million, or 10.8%, in 2019 compared to 2018, primarily due to a $5.8 million increase in sales and marketing personnel costs, a $2.8 million increase in facility and overhead costs, a $1.7 million increase in marketing costs and a $1.1 million increase in professional fees. Personnel costs increased due to an increase in sales and marketing personnel headcount by 9.8% from December 31, 2018 to December 31, 2019 and a $1.3 million increase in stock-based compensation expense in 2019 due to the vesting of restricted stock units granted to our co-founders. These restricted stock units vested in the three months ended March 31, 2019. Facility and overhead costs increased to support our personnel growth. Marketing costs increased due to increased costs for our annual user conference, Appian World, as well as a rise in marketing event sponsorship and attendance. Professional fees increased due to an increase in consulting fees to support our ongoing marketing events and activities.  The adoption of ASC 606 resulted in a reduction of our sales and marketing expense by $4.6 million in 2019 compared to if we had capitalized and amortized our costs to obtain a contract in accordance with ASC 605.

Research and Development Expense

	Year Ended December 31,		% Change
	2019	2018
	(dollars in thousands)
Research and development	$58,043	$44,724	29.8%
% of revenue	22.3%	19.7%

Research and development expense increased $13.3 million, or 29.8%, in 2019 compared to 2018, primarily due to a $10.2 million increase in research and development personnel costs, a $2.9 million increase in facility and overhead costs and a $0.2 million increase in professional fees. Personnel costs increased due to an increase in research and development personnel headcount by 34.4% from December 31, 2018 to December 31, 2019 and a $1.1 million increase in stock-based compensation expense in 2019 due to the vesting of restricted stock units granted to our co-founders. These restricted stock units vested in the three months ended March 31, 2019. Facility and overhead costs increased to support our personnel growth. Professional fees increased due to an increase in consulting fees to support the development and enhancement of our platform.
General and Administrative Expense

	Year Ended December 31,		% Change
	2019	2018
	(dollars in thousands)
General and administrative expense	$41,496	$37,821	9.7%
% of revenue	15.9%	16.7%

General and administrative expense increased $3.7 million, or 9.7%, in 2019 compared to 2018, primarily due to a $1.7 million increase in professional fees, a $1.4 million increase in facility and overhead costs and a $0.6 million increase in general and administrative personnel costs. Facility and overhead costs increased to support our personnel growth. Professional fees increased due to the use of consulting services to support our back-office initiatives as well as increased legal costs. Personnel costs increased due to an increase in general and administrative personnel headcount by 23.8% from December 31, 2018 to December 31, 2019, offset by a $3.1 million decrease in stock-based compensation expense in 2019 due to the vesting of an option to purchase 1,828,080 shares of our Class A common stock in August 2018, resulting in $4.5 million of stock-based compensation expense.
Other (Income) Expense, Net

	Year Ended December 31,
	2019	2018
	(dollars in thousands)
Other (income) expense, net	(941)	2,295
% of revenue	(0.4)%	1.0%

Other (income) expense, net decreased by $3.2 million in 2019 compared to 2018, due to $0.2 million in foreign exchange loss in 2019 compared to $3.0 million in foreign exchange loss in 2018. The decrease in foreign exchange loss was primarily due to currency fluctuations of the British Pound Sterling, Euro, Australian dollar and Swiss Franc versus the U.S. dollar during 2019 compared to 2018. There was also a $0.6 million increase in interest income in 2019 compared to 2018, which was offset by a $0.1 million loss on the disposal of property and equipment in 2019 and a $0.1 million increase in other expenses in 2019 as compared to 2018.
Interest Expense

	Year Ended December 31,		% Change
	2019	2018
	(dollars in thousands)
Interest expense	367	198	85.4%
% of revenue	0.1%	0.1%

Interest expense increased by $0.2 million in 2019 compared to 2018, primarily due to interest expense on the finance leases entered into during 2019 and an increase in commitment fees on the letter of credit to fund the security deposit required by the lease for our new headquarters.
Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017
Revenue

	Year Ended December 31,		% Change
	2018	2017
	(dollars in thousands)
Revenue
Subscriptions	$126,012	$91,514	37.7%
Professional services	100,731	85,223	18.2
Total revenue	$226,743	$176,737	28.3

Total revenue increased $50.0 million, or 28.3%, in 2018 compared to 2017, due to an increase in our subscriptions revenue of $34.5 million and an increase in our professional services revenue of $15.5 million.  The increase in subscriptions revenue was attributable to $28.2 million of revenue from expanded deployments and corresponding sales of additional subscriptions to existing customers, including a $4.4 million perpetual software license sold to a U.S. federal agency and $6.3 million in sales of subscriptions to new customers. The increase in professional services revenue was due to $3.2 million of additional revenue from existing customers and $12.3 million in sales to new customers.
Cost of Revenue

	Year Ended December 31,		% Change
	2018	2017
	(dollars in thousands)
Cost of revenue:
Subscriptions	$11,997	$9,379	27.9%
Professional services	72,928	55,218	32.1
Total cost of revenue	$84,925	$64,597	31.5
Subscriptions gross margin	90.5%	89.8%
Professional services gross margin	27.6	35.2
Total gross margin	62.5	63.5

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
Subscriptions gross margin increased to 90.5% in 2018 compared to 89.8% in 2017 primarily due to the sale of a $4.4 million perpetual software license sold to a U.S. federal agency and a $0.1 million decrease in stock-based compensation expense. Our subscriptions gross margin increased as there was minimal cost of revenue for our perpetual software revenue. Professional services gross margin decreased to 27.6% in 2018 compared to 35.2% in 2017 due to an increase in the usage of subcontractors for professional services engagements and the re-focusing of some professional services personnel to customer success managers. To a lesser degree, the gross margin of our professional services revenue in 2018 was also negatively impacted by a decrease in the utilization rate of professional services resources as compared to 2017 due to an increase in hiring. Due to the decrease in our professional services margin, gross margin decreased to 62.5% in 2018 compared to 63.5% in 2017.

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

Other Expense (Income), Net

	Year Ended December 31,
	2018	2017
	(dollars in thousands)
Other expense (income) , net	2,295	(2,038)
% of revenue	1.0%	(1.2)%

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
Seasonality
We have historically experienced seasonality in terms of when we enter into agreements with customers. We typically enter into a significantly higher percentage of agreements with new customers, as well as renewal agreements with existing customers, in the fourth quarter. The increase in customer agreements for the fourth quarter is attributable to large enterprise account buying patterns typical in the software industry. Furthermore, we usually enter into a significant portion of agreements with customers during the last month of each quarter. However, we recognize the majority of our subscriptions revenue ratably over the terms of our subscriptions agreements, which are generally one to three years in length. As a result, a substantial portion of the subscriptions revenue that we report in each period will be derived from the recognition of deferred revenue relating to agreements entered into during previous periods. Consequently, a decline in new sales or renewals in any one period may not be immediately reflected in our revenue results for that period. This decline, however, will negatively affect our revenue in future periods. Accordingly, the effect of significant downturns in sales and market acceptance of our platform and potential changes in our rate of renewals may not be fully reflected in our results of operations until future periods.
While we will continue to recognize the majority of our subscriptions revenue ratably over the terms of our subscription agreements, as a result of the adoption of ASC 606, we may experience greater variability and reduced comparability of our quarterly revenue and results with respect to the timing and nature of our term license subscription agreements due to the upfront revenue recognition.
Backlog
Backlog represents non-cancellable future amounts to be recognized under SaaS and term license subscription agreements. Our backlog is equivalent to our remaining performance obligations. As of December 31, 2019 and 2018, we had backlog of approximately $176 million and $230 million, respectively. Approximately 41% of our backlog as of December 31, 2019 is not expected to be recognized in 2020. The decrease in backlog is due to the primarily upfront revenue recognition of our on-premises term license subscriptions under ASC 606 and the reduced contract lengths of our on-premises term license subscriptions.
We expect that the amount of backlog relative to the total value of our contracts will change from quarter to quarter and year to year for several reasons, including the specific timing and duration of SaaS and term license subscription agreements with large customers, the specific timing of customer renewals, changes in customer financial circumstances and foreign currency fluctuations.
We often sign multiple-year SaaS subscription agreements. Backlog may vary based on changes in the average non-cancellable term of SaaS and term license subscription agreements. The change in backlog that results from changes in the average non-cancellable term of SaaS and term license subscription agreements may not be an indicator of the likelihood of renewal or expected future revenue. Accordingly, we believe that fluctuations in backlog may not be a reliable indicator of future revenue, and we do not utilize backlog as a key management metric internally.
Liquidity and Capital Resources
As of December 31, 2019, we had $159.8 million of cash and cash equivalents. On May 31, 2017, we completed our IPO, in which we sold 7,187,500 shares of our Class A common stock at an offering price of $12.00 per share, including 937,500 shares pursuant to the underwriters’ option to purchase additional shares of our Class A common stock, resulting in net proceeds of $77.8 million. In August 2018, we closed our sale of 1,675,000 shares of our Class A common stock in an underwritten public offering at an offering price to the public of $35.15 per share, resulting in net proceeds of $57.8 million. In September 2019, we closed our sale of 1,825,000 shares of our Class A common stock in an underwritten public offering at an offering price to the public of $55.70 per share, resulting in net proceeds of $101.3 million.
We believe that our existing cash and cash equivalents, together with any positive cash flows from operations and available borrowings under our line of credit, will be sufficient to support working capital and capital expenditure requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of spending to support research and development efforts, the expansion of sales and marketing activities, particularly internationally, and the introduction of new and enhanced products and functions, platform enhancements and professional services offerings, the level of market acceptance of our applications and spending on our new headquarters.  In the event that additional financing is required from outside sources, we may be unable to raise the funds on acceptable terms, if at all. To the extent existing cash and cash equivalents and investments and cash from operations are not sufficient to fund future activities, we may need to raise additional funds. We may seek to raise additional funds through equity, equity-linked or debt financings. If we raise additional funds through the incurrence of indebtedness, such indebtedness may have rights that are senior to holders of our equity securities and could contain covenants that restrict operations. Any additional equity financing may be dilutive to our existing stockholders. We recently have and, in the future, may enter into, investments in, or acquisitions of, complementary businesses, products or technologies, which could also require us to seek additional equity financing, incur indebtedness, or use cash resources. If we are unable to raise additional capital when desired, our business, operating results and financial condition could be adversely affected.
The following table shows a summary of our cash flows for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Cash used in operating activities	$(8,926)	$(31,321)	$(9,128)
Cash used in investing activities	(32,421)	(7,010)	(433)
Cash provided by financing activities	105,549	60,962	50,948
Sources of Funds
We have financed our operations in large part with equity and debt financing arrangements, including net proceeds of $77.8 million from our initial public offering in May 2017, net proceeds of $57.8 million from our underwritten public offering in August 2018 and net proceeds of $101.3 million from our underwritten public offering in September 2019, as well as through sales of subscriptions and professional services and borrowings under our credit facilities. We also financed $3.7 million of office furniture and fixtures and $0.8 million of computer hardware, both associated with the build out of our new headquarters.
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
2017 Revolving Line of Credit
In November 2017, we entered into a $20.0 million revolving line of credit with a lender. The facility matures in November 2022. We may elect whether amounts drawn on the revolving line of credit bear interest at a floating rate per annum equal to either the LIBOR or the prime rate plus an additional interest rate margin that is determined by the availability of borrowings under the revolving line of credit. The additional interest rate margin will range from 2.00% to 2.50% in the case of LIBOR advances and from 1.00% to 1.50% in the case of prime rate advances. The revolving line of credit contains an unused facility fee in an amount between 0.15% and 0.25% of the average unused portion of the revolving line of credit, which is payable quarterly. The agreement contains certain customary affirmative and negative covenants and requires us to maintain (i) an adjusted quick ratio of at least 1.35 to 1.0 and (ii) minimum adjusted EBITDA in the amounts and for the periods set forth in the agreement. Any amounts borrowed under the credit facility are collateralized by substantially all of our assets. We were in compliance with all covenants as of December 31, 2019. As of December 31, 2019, we had not made any borrowings under this revolving line of credit and we had outstanding letters of credit totaling $10.5 million under the 2017 revolving line of credit in connection with securing our leased office space.
Use of Funds
Our principal uses of cash are funding operations and other working capital requirements. Over the past several years, revenue has increased significantly from year to year and, as a result, cash flows from customer collections have increased. However, operating expenses have also increased as we have invested in growing our business. During 2018 and 2019, our uses of cash included the build out of our new headquarters, which we completed during the three months ended September 30, 2019. We spent approximately $21 million above the $18.4 million tenant improvement allowance provided by the landlord for the build out. This spend included $4.5 million of office furniture and fixtures and computer hardware that has been financed. For the year ended December 31, 2019, substantially all of the $32.4 million of cash used in investing activities was related to the build out.
Historical Cash Flows
Operating Activities
For the year ended December 31, 2019, net cash used in operating activities of $8.9 million consisted of a net loss of $50.7 million, offset by $21.1 million in adjustments for non-cash items and $20.7 million of cash provided by changes in working capital. Adjustments for non-cash items consisted of stock-based compensation of $16.4 million, depreciation and amortization expense of $4.7 million, a loss on disposal of equipment of $0.1 million and bad debt expense of $0.1 million, offset by a provision for deferred income taxes of $0.3 million. The increase in cash and cash equivalents resulting from changes in working capital primarily consisted of a $12.6 million increase in deferred revenue adjusted for the impact of the $35.4 million reduction to the opening balance resulting from the adoption of ASC 606. The increase in deferred revenue was due to increased subscription sales. There was also a $9.0 million decrease in prepaid expenses and other assets adjusted for the impact of the $20.4 million increase to the opening balance from the adoption of ASC 606. The decrease in prepaid expenses and other assets was primarily due to the receipt of the non-trade receivable resulting from our tenant improvement allowance. In accordance with GAAP, the $17.0 million of tenant improvement allowance reimbursements received during the year ended December 31, 2019 are a source of cash in operating activities, whereas the capital expenditures are recorded as cash used in investing activities. There was also a $7.4 million decrease in accounts receivable, due to increased cash collections during the year ended December 31, 2019. There was also a $6.8 million increase in operating lease liabilities following the adoption of ASC 842, as a result of taking initial possession of the second phase of our new headquarters in February 2019. There was also a $1.3 million increase in other current liabilities. These increases were partially offset by a $9.3 million increase in deferred commissions adjusted for the impact of the $5.1 million increase to the opening balance from the adoption of ASC 606. The increase was due to increased sales as well as an increase in the estimated economic life over which deferred commissions are amortized. There was also a $4.0 million decrease in accounts payable and accrued expenses, primarily due to the timing of payments and a $3.1 million decrease in accrued compensation and related benefits, primarily due to a decrease in accrued vacation expense because of our new paid-time off policy, which took effect on January 1, 2019.
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
Investing Activities
For the year ended December 31, 2019, net cash used in investing activities was $32.4 million, related to the build-out of our new headquarters and the purchase of property and equipment. For the year ended December 31, 2018, net cash used in investing activities was $7.0 million, related to the build-out of our new headquarters and the purchase of property and equipment. For the year ended December 31, 2017, net cash used in investing activities was $0.4 million, related to the purchase of property and equipment.
Financing Activities
For the year ended December 31, 2019, net cash provided by financing activities was $105.5 million, consisting of $101.7 million in proceeds from our underwritten public offering, net of underwriting discounts and commissions, and $4.9 million in proceeds received from stock option exercises. These increases were offset by the principal payments on finance lease obligations of $0.7 million and payment of public offering costs of $0.3 million.
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
Contractual Obligations and Commitments
The following table summarizes our commitments to settle contractual obligations as of December 31, 2019:

	Payments Due By Period
	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
	(in thousands)
Operating lease obligations	$90,026	$3,781	$13,903	$14,458	$57,884
Finance lease obligations	4,099	1,620	2,479	—	—
Purchase obligations(1)	1,650	330	660	660	—
Total contractual obligations	$95,775	$5,731	$17,042	$15,118	$57,884
(1)  We have annual royalty fees of $0.3 million for a non-cancellable agreement for the use of technology that is integral in the development of our software. No amounts were included in the "More than 5 Years" column as this agreement is perpetual and will be required as long as we continue to use the technology.
The commitment amounts in the table above are associated with contracts that are enforceable and legally binding and that specify all significant terms, including fixed or minimum services to be used, fixed, minimum or variable price provisions, and the approximate timing of the actions under the contracts. The table does not include obligations under agreements that we can cancel without a significant penalty. As of December 31, 2019, we had not made any borrowings under our $20.0 million revolving line of credit.
The Company entered into a Second Amendment to Deed of Lease, or the Lease Second Amendment, with Tamares 7950 Owner LLC, or the Landlord, effective as of January 1, 2020. The Lease Second Amendment modified the Deed of Lease dated as of April 17, 2018, as amended on December 23, 2019, between the Company and Landlord, or the Lease, for the Company’s headquarters in Tysons, Virginia. Under the Lease Second Amendment, the Company exercised an option to expand its lease to the fourth floor of the North Tower, or the Fourth Floor, adding approximately 34,158 square feet to the premises. The Company will commence occupancy of the Fourth Floor on the sooner of the completion of certain improvements to the Fourth Floor and October 14, 2020. The monthly base rent for the Fourth Floor will be $87,388 for the first 27 months of the lease term, subject to periodic increases thereafter.
Off-Balance Sheet Arrangements
During the year ended December 31, 2019, we did not have any relationships with unconsolidated entities or financial partnerships, including entities sometimes referred to as structured finance or special purpose entities that were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We do not engage in off-balance sheet financing arrangements. In addition, we do not engage in trading activities involving non-exchange traded contracts. We therefore believe that we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.
Critical Accounting Policies and Estimates
We believe that the following accounting policies involve a high degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of our operations. See Note 2 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a description of our other significant accounting policies. The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires us to make estimates and judgments that affect the amounts reported in those financial statements and accompanying notes. Although we believe that the estimates we use are reasonable, due to the inherent uncertainty involved in making those estimates, actual results reported in future periods could differ from those estimates.
Significant estimates embedded in the consolidated financial statements for the period presented include revenue recognition, stock-based compensation and income taxes.
Revenue Recognition
We generate subscriptions revenue primarily through the sale of SaaS subscriptions bundled with maintenance and support and hosting services and term license subscriptions bundled with maintenance and support. We generate professional services revenue from fees for our consulting services, including application development and deployment assistance and training related to our platform.

We adopted ASC 606 on January 1, 2019 using the modified retrospective method. Under this method of adoption, we recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of accumulated deficit. Comparative periods were not adjusted. Because we were an “emerging growth company” until December 31, 2019, the JOBS Act allowed us to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. We elected to use this extended transition period that allowed us not to adopt ASC 606 in our Quarterly Reports on Form 10-Q during 2019. The 2019 selected quarterly information in Note 14 of our consolidated financial statements have been recast in accordance with ASC 606.
Performance Obligations and Timing of Revenue Recognition
We primarily sell products and services that fall into the categories discussed below. Each category contains one or more performance obligations that are either (1) capable of being distinct (i.e. the customer can benefit from the product or service on its own or together with readily available resources, including those purchased separately from us) and distinct within the context of the contract (i.e. separately identified from other promises in the contract) or (2) a series of distinct products or services that are substantially the same and have the same pattern of transfer to the customer. Our term license subscriptions are delivered at a point in time. Our SaaS subscriptions, maintenance and support and professional services are delivered over time.
Subscriptions Revenue
Subscriptions revenue is primarily related to (1) SaaS subscriptions bundled with maintenance and support and hosting services and (2) term license subscriptions bundled with maintenance and support.
We generally charge subscription fees on a per-user basis and, to a lesser degree, non-user based single application licenses. We bill customers and collect payment for subscriptions to our platform in advance on an annual, quarterly or monthly basis. In certain instances, our customers have paid their entire contract up front.
SaaS Subscriptions
We generate cloud-based subscription revenue primarily from the sales of subscriptions to access our cloud offering, together with related support services to our customers. We perform all required maintenance and support for our cloud offering and we do not separately charge customers for hosting costs. Revenue is recognized on a ratable basis over the contract term beginning on the date the service is made available to the customer. Our cloud-based subscription contracts generally have a term of one to three years in length. We bill customers and collect payment for subscriptions to our platform in advance and they are non-cancellable.
Term License Subscriptions
Our term license subscription revenue is derived from customers with on-premises installations of our platform pursuant to contracts that were historically one to three years in length. The majority of recent contracts are one year in length. Although term license subscriptions are sold with maintenance and support, the software is fully functional at the beginning of the subscription and is considered a distinct performance obligation. On rare occasions, a cloud-based subscription may include the right for the customer to take possession of the license and as such, the revenue is treated as a license. Revenue from term license subscriptions is recognized when control of the software license has transferred to the customer, which is the later of delivery or commencement of the contract term.
Maintenance and Support
Maintenance and support subscriptions include both technical support and when-and-if-available software upgrades, which are treated as a single performance obligation as they are considered a series of distinct services that are substantially the same and have the same duration and measure of progress. Revenue from maintenance and support is recognized ratably over the contract period, which is the period over which the customer has continuous access to maintenance and support.
Professional Services
Our professional services revenue is comprised of fees for consulting services, including application development and deployment assistance and training services related to our platform. Our professional services are considered distinct performance obligations when sold stand alone or with other products.
Consulting Services
We sell consulting services to assist customers plan and execute deployment of our software. Customers are not required to use consulting services to fully benefit from the software. Consulting services are regularly sold on a standalone basis and either (1) a fixed-fee arrangement or (2) a time and materials basis. Consulting contracts are each considered separate performance obligations because they do not integrate with each other or with other products and services to deliver a combined output to the customer, do not modify or customize (or are not modified or customized by) each other or other products and services, and do not affect the customer's ability to use the other consulting offerings or other products and services. Revenue under consulting contracts is recognized over time as services are delivered. For time and materials-based consulting contracts, we have elected the practical expedient of recognizing revenue upon invoicing since the invoiced amount corresponds directly to the value of our service to-date.

Training Services
We sell various training services to our customers. Training services are sold in the form of prepaid training credits that are redeemed based on a fixed rate per course. Training revenue is recognized when the associated training services are delivered.
Significant Judgments and Estimates
Determine the Transaction Price
The transaction price includes both fixed and variable consideration. Variable consideration is included in the transaction price to the extent it is probable that a significant reversal will not occur. The amount of variable consideration excluded from the transaction price for the year ended December 31, 2019 was insignificant. Our estimates of variable consideration are also subject to subsequent true-up adjustments and may result in changes to its transaction prices but such true-up adjustments are not expected to be material.
Allocating the Transaction Price Based on Standalone Selling Prices
We allocate the transaction price to each performance obligation in a contract based on its relative standalone selling price, or SSP. The SSP is the observable price at which we sell the product or service separately. In the absence of observable pricing, we estimate SSP using the residual approach. We establish SSP as follows:
1.SaaS subscriptions - Given the highly variable selling price of our SaaS subscriptions, we establish the SSP of our SaaS subscriptions using a residual approach after first determining the SSP of consulting and training services. We have concluded that the residual approach to estimate SSP of our SaaS subscriptions is an appropriate allocation of the transaction price.
2.Term license subscriptions - Given the highly variable selling price of our term license subscriptions, we have established SSP of term license subscriptions using a residual approach after first determining the SSP of maintenance and support. Maintenance and support is sold on a standalone basis, with renewals of our legacy perpetual software licenses, within a narrow range of the net license fee and because an economic relationship exists between the license and maintenance and support, we have concluded that the residual approach to estimate SSP of term license subscriptions is an appropriate allocation of the transaction price.
3.Maintenance and support - We establish SSP of maintenance and support as a percentage of the stated net subscription fee based on observable pricing of maintenance and support renewals from our legacy perpetual software licenses.
4.Consulting services and training services - SSP of consulting services and training services is established based on the observable pricing of standalone sales within each geographic region where the services are sold.
Legacy Revenue Accounting Policy
For periods prior to January 1, 2019, revenue was recognized in accordance with ASC 605. Under ASC 605, we recognize revenue when all of the following conditions are met: (1) there is persuasive evidence of an arrangement; (2) the service or product has been provided to the customer; (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of related fees is reasonably assured. If collection is not reasonably assured, we defer revenue recognition until collectability becomes reasonably assured. Our arrangements do not contain rights of return.

Subscriptions Revenue
Subscriptions revenue is primarily related to (1) SaaS subscriptions bundled with maintenance and support and hosting services and (2) term license subscriptions bundled with maintenance and support.
We generally charge subscription fees on a per-user basis, or alternatively, non-user based single application licenses. We bill customers and collect payment for subscriptions to our platform in advance on a monthly, quarterly or annual basis. In certain instances, our customers have paid their entire contract up front.
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
Term License Subscriptions
Our term license subscription revenue is derived from customers with on-premises installations of our platform pursuant to contracts that were historically one to three years in length. The majority of recent contracts are one year in length. Customers with term license subscriptions have the right to use our software and receive maintenance and support. Since we do not sell maintenance and support separately from the subscription, revenue for the term license subscription and maintenance and support is recognized ratably over the term of the subscription, upon delivery of the platform to the customer when sold on a standalone basis.
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
Consulting services are billed under both time-and-material and fixed-fee arrangements. For standalone time-and-material contracts, we recognize revenue at contractually agreed upon billing rates applied to hours performed. For standalone fixed-fee contracts, we also recognize revenue as the work is performed using the proportional performance method of accounting. Training revenue is recognized when the associated training services are delivered. Training is sold in the form of prepaid training credits that are redeemed based on a fixed rate per course.
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
Assets Recognized from the Costs to Obtain a Contract with a Customer
We capitalize the incremental costs of obtaining a contract with a customer, including, sales commissions paid to our direct sales force that are incremental costs to obtaining customer contracts. These costs are recorded as deferred commissions in the consolidated balance sheets. Costs to obtain a contract for a new customer or up-sell are amortized on a straight-line basis over an estimated economic life of five years as sales commissions on initial sales are not commensurate with sales commissions on contract renewals. We determined the estimated economic life based on both qualitative and quantitative factors, such as expected renewals, product life cycles, contractual terms and customer attrition. We periodically review the carrying amount of deferred contract acquisition costs to determine whether events or changes in circumstances have occurred that could impact the estimated economic life. Commissions paid relating to contract renewals are deferred and amortized on a straight-line basis over the related renewal period. We also capitalize the incremental fringe benefits associated with commission expenses paid to our direct sales force. Costs to obtain a contract for professional services arrangements are expensed as incurred in accordance with the practical expedient as the contractual period of our professional services arrangements are one year or less.
Amortization expense associated with commission expense is recorded to sales and marketing costs in our consolidated statements of operations.
For the periods prior to January 1, 2019, under ASC 605, deferred commissions are the incremental costs that are directly associated with subscription agreements with customers and consist of sales commissions paid to our direct sales force. Commissions are considered direct and incremental and as such are deferred and amortized over the terms of the related customer contracts consistent with the related revenue.
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
Interest Rate Risk
We had cash and cash equivalents of $159.8 million as of December 31, 2019, which consisted of cash in readily available checking accounts and overnight repurchase investments. These securities are not dependent on interest rate fluctuations that may cause the principal amount of these assets to fluctuate.
At December 31, 2019, we had no outstanding borrowings.
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
Tysons, Virginia
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Appian Corporation (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 20, 2020 expressed an unqualified opinion thereon.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Revenue Recognition for Multiple Performance Obligations
As discussed in Note 2 to the consolidated financial statements, certain of the Company's revenue contracts contain multiple performance obligations that might include Software as a Service (“SaaS”) subscriptions, term license subscriptions, maintenance and support and professional services. The Company accounts for individual products and services separately if they are capable of being distinct and distinct within the context of the contract. In such cases, the transaction price is allocated to the distinct performance obligations based on their relative standalone selling price or residual approach and revenue is recognized when control of the distinct performance obligation is transferred.

We identified the determination of distinct performance obligations, standalone selling prices and use of the residual approach to estimate standalone selling price for SaaS and term license subscriptions as a critical audit matter. Auditing these elements of revenue recognition involved especially challenging and subjective auditor judgment due to the nature and extent of audit effort required to address these matters.
The primary procedures we performed to address this critical audit matter included:
•Testing the design and operating effectiveness of internal controls over the Company's revenue recognition process including controls over: (i) the identification of distinct performance obligations, and (ii) the determination of standalone selling prices for the distinct performance obligations.
•Testing a sample of revenue contracts and underlying order documents to evaluate management’s identification of distinct performance obligations.
•Evaluating the reasonableness of management’s analysis supporting the standalone selling prices by tracing, on a sample basis, revenue transactions to the underlying source documents and recalculating the mathematical accuracy of the analysis.
•Testing the reasonableness of management’s use of the residual method to determine standalone selling price for SaaS and term license subscriptions.
Adoption of Topic ASC 606 Revenue from Contracts with Customers
As discussed in Note 2 to the consolidated financial statements, the Company adopted Accounting Standards Update (‘ASU’) No. 2014-09, Revenue from Contracts with Customers (“ASC 606”) on January 1, 2019 using the modified retrospective method and recorded an adjustment of $60.9 million to accumulated deficit on the date of adoption.
We identified the adoption of ASC 606 as a critical audit matter. The Company’s processes related to the adoption of ASC 606 included complex management’s judgments related to the following: (i) evaluating the new accounting standard and establishing new policies and practices, (ii) identifying and evaluating completeness and accuracy of relevant historical data for open contracts at the date of adoption, and (iii) analyzing various revenue contracts and identifying distinct performance obligations, determining standalone selling prices and residual approach to estimate standalone selling price for SaaS and term license subscriptions. Auditing the Company’s adoption was challenging and complex due to the effort required to analyze the effect of ASC 606 on the Company’s significant number of open revenue contracts.
The primary procedures we performed to address this critical audit matter included:
•Testing the design and operating effectiveness of internal controls specific to the adoption of ASU 606 including controls over: (i) evaluating the impact of the new accounting standard, (ii) evaluating the completeness and accuracy of relevant historical data for open contracts at the date of adoption, and (iii) assessing results and recording the impact of the adoption.
•Evaluating management’s accounting policies and practices, including the reasonableness of management’s judgments and assumptions related to the determination of distinct performance obligations and standalone selling price by testing a sample of revenue contracts.
•Testing the mathematical accuracy of the Company’s calculation of the cumulative effect of adoption.
•Utilizing personnel with specialized knowledge and skill to assist in evaluating the technical merits of management’s accounting policies used as a basis of management’s ASC 606 adoption.
•Testing the reasonableness of management’s use of the residual method to determine standalone selling price for SaaS and term license subscriptions.
/s/ BDO USA, LLP
We have served as the Company's auditor since 2013.

McLean, Virginia
February 20, 2020

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Appian Corporation
Tysons, Virginia
Opinion on Internal Control over Financial Reporting
We have audited Appian Corporation’s (the “Company”) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and our report dated February 20, 2020 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ BDO USA, LLP
McLean, Virginia
February 20, 2020

APPIAN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31, 2019		December 31, 2018

Assets
Current assets
Cash and cash equivalents	$159,755		$94,930
Accounts receivable, net of allowance of $600 at December 31, 2019 and 2018	70,408		79,383
Deferred commissions, current	14,543		14,020
Prepaid expenses and other current assets	32,955		21,293
Total current assets	277,661		209,626
Property and equipment, net	39,554		7,539
Operating right-of-use asset	24,205		—
Deferred commissions, net of current portion	28,979		15,088
Deferred tax assets	494		326
Other assets	592		601
Total assets	$371,485		$233,180
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$5,222		$9,249
Accrued expenses	7,488		7,464
Accrued compensation and related benefits	10,691		13,796
Deferred revenue, current	82,201		95,523
Operating lease liability, current	3,836		—
Finance lease liability, current	1,447	—	—
Other current liabilities	1,395		2,369
Total current liabilities	112,280		128,401
Operating lease liability, net of current portion	44,416		—
Finance lease liability, net of current portion	2,375		—
Deferred revenue, net of current portion	7,139		16,145
Deferred tax liabilities	38		42
Deferred rent, net of current portion	—		15,400
Total liabilities	166,248		159,988
Stockholders’ equity
Class A common stock—par value $0.0001; 500,000,000 shares authorized and 34,525,386 shares issued and outstanding as of December 31, 2019; 500,000,000 shares authorized and 29,626,054 shares issued and outstanding as of December 31, 2018	3		3
Class B common stock—par value $0.0001; 100,000,000 shares authorized and 32,942,636 shares issued and outstanding as of December 31, 2019; 100,000,000 shares authorized and 34,290,383 shares issued and outstanding as of December 31, 2018	3		3
Additional paid-in capital	340,929		218,284
Accumulated other comprehensive (loss) income	(285)		542
Accumulated deficit	(135,413)		(145,640)
Total stockholders’ equity	205,237		73,192
Total liabilities and stockholders’ equity	$371,485		$233,180
The accompanying notes are an integral part of these consolidated financial statements.

APPIAN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Year Ended December 31,
	2019	2018	2017
Revenue:
Subscriptions	$151,299	$126,012	$91,514
Professional services	109,053	100,731	85,223
Total revenue	260,352	226,743	176,737
Cost of revenue:
Subscriptions	17,098	11,997	9,379
Professional services	76,743	72,928	55,218
Total cost of revenue	93,841	84,925	64,597
Gross profit	166,511	141,818	112,140
Operating expenses:
Sales and marketing	117,440	105,992	81,966
Research and development	58,043	44,724	34,835
General and administrative	41,496	37,821	27,150
Total operating expenses	216,979	188,537	143,951
Operating loss	(50,468)	(46,719)	(31,811)
Other (income) expense:
Other (income) expense, net	(941)	2,295	(2,038)
Interest expense	367	198	473
Total other (income) expense	(574)	2,493	(1,565)
Loss before income taxes	(49,894)	(49,212)	(30,246)
Income tax expense	820	239	761
Net loss	(50,714)	(49,451)	(31,007)
Accretion of dividends on convertible preferred stock	—	—	357
Net loss attributable to common stockholders	$(50,714)	$(49,451)	$(31,364)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.77)	$(0.80)	$(0.63)
Weighted average common shares outstanding:
Basic and diluted	65,479,327	62,140,684	49,529,833
The accompanying notes are an integral part of these consolidated financial statements.

APPIAN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year Ended December 31,
	2019	2018	2017
Net loss	$(50,714)	$(49,451)	$(31,007)
Comprehensive loss, net of income taxes:
Foreign currency translation adjustment	(827)	103	(891)
Total other comprehensive loss, net of income taxes	$(51,541)	$(49,348)	$(31,898)
 The accompanying notes are an integral part of these consolidated financial statements.

APPIAN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share data)

				Accumulated Other Comprehensive Income (Loss)		Total Stockholders' Equity (Deficit)
	Common Stock		Additional Paid-In Capital		Accumulated Deficit
	Shares	Amount
Balance, December 31, 2016	34,274,718	$3	$—	$1,330	$(64,825)	$(63,492)
Net loss	—	—	—	—	(31,007)	(31,007)
Accretion of dividends on convertible preferred stock	—	—	—	—	(357)	(357)
Conversion of convertible preferred stock to common stock	18,163,158	2	48,205	—	—	48,207
Conversion of convertible preferred stock warrant to common stock warrant	—	—	1,191	—	—	1,191
Issuance of common stock from initial public offering, net of issuance costs	7,187,500	1	77,788	—	—	77,789
Exercise of common stock warrant	79,363	—	—	—	—	—
Issuance of common stock to directors	14,087	—	—	—	—	—
Vesting of restricted stock units	4,930	—	—	—	—	—
Exercise of stock options	876,121	—	1,108	—	—	1,108
Stock-based compensation expense	—	—	12,976	—	—	12,976
Other comprehensive loss	—	—	—	(891)	—	(891)
Balance, December 31, 2017	60,599,877	6	141,268	439	(96,189)	45,524
Net loss	—	—	—	—	(49,451)	(49,451)
Issuance of common stock from public offering, net of issuance costs	1,675,000	—	57,829	—	—	57,829
Issuance of common stock to directors	11,952	—	—	—	—	—
Vesting of restricted stock units	143,390	—	—	—	—	—
Exercise of stock options	1,486,218	—	3,133	—	—	3,133
Stock-based compensation expense	—	—	16,054	—	—	16,054
Other comprehensive income	—	—	—	103	—	103
Balance, December 31, 2018	63,916,437	6	218,284	542	(145,640)	73,192
Cumulative-effect adjustment for the adoption of ASC 606	—	—	—	—	60,941	60,941
Net loss	—	—	—	—	(50,714)	(50,714)
Issuance of common stock from public offering, net of issuance costs	1,825,000	—	101,303	—	—	101,303
Issuance of common stock to directors	10,654	—	—	—	—	—
Vesting of restricted stock units	521,460	—	—	—	—	—
Exercise of stock options	1,194,471	—	4,899	—	—	4,899
Stock-based compensation expense	—	—	16,443	—	—	16,443
Other comprehensive income	—	—	—	(827)	—	(827)
Balance, December 31, 2019	67,468,022	$6	$340,929	$(285)	$(135,413)	$205,237
 The accompanying notes are an integral part of these consolidated financial statements.

APPIAN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net loss	$(50,714)	$(49,451)	$(31,007)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,742	2,021	886
Loss (gain) on disposal of equipment	146	(4)	—
Bad debt expense	99	211	62
Deferred income taxes	(334)	(218)	(251)
Stock-based compensation	16,443	16,054	12,976
Fair value adjustment for warrant liability	—	—	341
Loss on extinguishment of debt	—	—	384
Changes in assets and liabilities:
Accounts receivable	7,432	(23,332)	(9,716)
Prepaid expenses and other assets	8,972	(1,025)	(4,162)
Deferred commissions	(9,319)	(7,615)	(3,487)
Accounts payable and accrued expenses	(4,039)	7,461	4,128
Accrued compensation and related benefits	(3,072)	(3)	2,365
Other current liabilities	1,318	1,823	383
Deferred revenue	12,573	23,023	18,344
Operating lease liabilities	6,827	—	—
Deferred rent, non-current	—	(266)	(374)
Net cash used in operating activities	(8,926)	(31,321)	(9,128)
Cash flows from investing activities:
Purchases of property and equipment	(32,421)	(7,014)	(433)
Proceeds from sale of equipment	—	4	—
Net cash used in investing activities	(32,421)	(7,010)	(433)
Cash flows from financing activities:
Proceeds from initial public offering, net of underwriting discounts	—	—	80,213
Proceeds from public offering, net of underwriting discounts	101,653	58,258	—
Payment of costs related to public offerings	(350)	(429)	(2,424)
Payment of dividend to Series A preferred stockholders	—	—	(7,565)
Proceeds from exercise of common stock options	4,899	3,133	1,108
Principal payments on finance lease obligations	(653)	—	—
Proceeds from issuance of long-term debt, net of debt issuance costs	—	—	19,616
Repayment of long-term debt	—	—	(40,000)
Net cash provided by financing activities	105,549	60,962	50,948
Effect of foreign exchange rate changes on cash and cash equivalents	623	(1,459)	1,228
Net increase in cash and cash equivalents	64,825	21,172	42,615
Cash and cash equivalents, beginning of period	94,930	73,758	31,143
Cash and cash equivalents, end of period	$159,755	$94,930	$73,758
Supplemental disclosure of cash flow information:
Cash paid for interest	$331	$46	$515
Cash paid for income taxes	$356	$680	$615
Supplemental disclosure of non-cash financing activities:
Finance lease obligations to acquire new office furniture and fixtures and computer hardware	$4,475	$—	$—
Conversion of convertible preferred stock to common stock	$—	$—	$48,207
Conversion of convertible preferred stock warrant to common stock warrant	$—	$—	$1,191
Accretion of dividends on convertible preferred stock	$—	$—	$357
The accompanying notes are an integral part of these consolidated financial statements.

1. Organization and Description of Business
Appian Corporation (together with its subsidiaries, “Appian,” the “Company,” “we” or “our”) provides a low-code automation platform that accelerates the creation of high-impact business applications, enabling our customers to automate the most important aspects of their business. Global organizations use our applications to improve customer experience, achieve operational excellence and simplify global risk management and compliance. We were incorporated in the state of Delaware in August 1999. We are headquartered in Tysons, Virginia and operate in Canada, Switzerland, the United Kingdom, France, Germany, the Netherlands, Italy, Australia, Spain, Singapore and Sweden.

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
Public Offerings
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
Revenue Recognition
We generate subscriptions revenue primarily through the sale of SaaS subscriptions bundled with maintenance and support and hosting services and term license subscriptions bundled with maintenance and support. We generate professional services revenue from fees for our consulting services, including application development and deployment assistance and training related to our platform. Because we were an “emerging growth company” until December 31, 2019, the Jumpstart Our Business Startups Act (the “JOBS Act”) allowed us to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. We elected to use this extended transition period that allowed us not to adopt Financial Accounting Standards Board, or FASB, Accounting Standards Updated, or ASU, 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASC 606") in our Quarterly Reports on Form 10-Q during 2019. The 2019 selected quarterly information in Note 14 have been recast in accordance with ASC 606.
We adopted ASC 606 on January 1, 2019 using the modified retrospective method. Under this method of adoption, we recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of accumulated deficit. Comparative periods were not adjusted.
The following table summarizes revenue from contracts with customers for the year ended December 31, 2019 (in thousands):

Year Ended December 31, 2019
SaaS subscriptions	$95,028
Term license subscriptions	40,428
Maintenance and support	15,843
Professional services	109,053
Total revenue	$260,352
Performance Obligations and Timing of Revenue Recognition
We primarily sell products and services that fall into the categories discussed below. Each category contains one or more performance obligations that are either (1) capable of being distinct (i.e. the customer can benefit from the product or service on its own or together with readily available resources, including those purchased separately from us) and distinct within the context of the contract (i.e. separately identified from other promises in the contract) or (2) a series of distinct products or services that are substantially the same and have the same pattern of transfer to the customer. Our term license subscriptions are delivered at a point in time. Our SaaS subscriptions, maintenance and support and professional services are delivered over time.
Subscriptions Revenue
Subscriptions revenue is primarily related to (1) SaaS subscriptions bundled with maintenance and support and hosting services and (2) term license subscriptions bundled with maintenance and support.
We generally charge subscription fees on a per-user basis and, to a lesser degree, non-user based single application licenses. We bill customers and collect payment for subscriptions to our platform in advance on an annual, quarterly or monthly basis. In certain instances, our customers have paid their entire contract up front.
SaaS Subscriptions
We generate cloud-based subscription revenue primarily from the sales of subscriptions to access our cloud offering, together with related support services to our customers. We perform all required maintenance and support for our cloud offering and we do not separately charge customers for hosting costs. Revenue is recognized on a ratable basis over the contract term beginning on the date the service is made available to the customer. Our cloud-based subscription contracts generally have a term of one to three years in length. We bill customers and collect payment for subscriptions to our platform in advance and they are non-cancellable.
Term License Subscriptions
Our term license subscription revenue is derived from customers with on-premises installations of our platform pursuant to contracts that were historically one to three years in length. The majority of recent contracts are one year in length. Although term license subscriptions are sold with maintenance and support, the software is fully functional at the beginning of the subscription and is considered a distinct performance obligation. On rare occasions, a cloud-based subscription may include the right for the customer to take possession of the license and as such, the revenue is treated as a license. Revenue from term license subscriptions is recognized when control of the software license has transferred to the customer, which is the later of delivery or commencement of the contract term.
Maintenance and Support
Maintenance and support subscriptions include both technical support and when-and-if-available software upgrades, which are treated as a single performance obligation as they are considered a series of distinct services that are substantially the same and have the same duration and measure of progress. Revenue from maintenance and support is recognized ratably over the contract period, which is the period over which the customer has continuous access to maintenance and support.
Professional Services
Our professional services revenue is comprised of fees for consulting services, including application development and deployment assistance and training services related to our platform. Our professional services are considered distinct performance obligations when sold stand alone or with other products.
Consulting Services
We sell consulting services to assist customers plan and execute deployment of our software. Customers are not required to use consulting services to fully benefit from the software. Consulting services are regularly sold on a standalone basis and either (1) a fixed-fee arrangement or (2) a time and materials basis. Consulting contracts are each considered separate performance obligations because they do not integrate with each other or with other products and services to deliver a combined output to the customer, do not modify or customize (or are not modified or customized by) each other or other products and services, and do not affect the customer's ability to use the other consulting offerings or other products and services. Revenue under consulting contracts is recognized over time as services are delivered. For time and materials-based consulting contracts, we have elected the practical expedient of recognizing revenue upon invoicing since the invoiced amount corresponds directly to the value of our service to-date.
Training Services
We sell various training services to our customers. Training services are sold in the form of prepaid training credits that are redeemed based on a fixed rate per course. Training revenue is recognized when the associated training services are delivered.
Significant Judgments and Estimates
Determine the Transaction Price
The transaction price includes both fixed and variable consideration. Variable consideration is included in the transaction price to the extent it is probable that a significant reversal will not occur. The amount of variable consideration excluded from the transaction price for the year ended December 31, 2019 was insignificant. Our estimates of variable consideration are also subject to subsequent true-up adjustments and may result in changes to its transaction prices but such true-up adjustments are not expected to be material.

Allocating the Transaction Price Based on Standalone Selling Prices
We allocate the transaction price to each performance obligation in a contract based on its relative SSP. The SSP is the observable price at which we sell the product or service separately. In the absence of observable pricing, we estimate SSP using the residual approach. We establish SSP as follows:
1.SaaS subscriptions - Given the highly variable selling price of our SaaS subscriptions, we establish the SSP of our SaaS subscriptions using a residual approach after first determining the SSP of consulting and training services. We have concluded that the residual approach to estimate SSP of our SaaS subscriptions is an appropriate allocation of the transaction price.
2.Term license subscriptions - Given the highly variable selling price of our term license subscriptions, we have established SSP of term license subscriptions using a residual approach after first determining the SSP of maintenance and support. Maintenance and support is sold on a standalone basis, with renewals of our legacy perpetual software licenses, within a narrow range of the net license fee and because an economic relationship exists between the license and maintenance and support, we have concluded that the residual approach to estimate SSP of term license subscriptions is an appropriate allocation of the transaction price.
3.Maintenance and support - We establish SSP of maintenance and support as a percentage of the stated net subscription fee based on observable pricing of maintenance and support renewals from our legacy perpetual software licenses.
4.Consulting services and training services - SSP of consulting services and training services is established based on the observable pricing of standalone sales within each geographic region where the services are sold.
Contract Balances
Timing may differ between the satisfaction of performance obligations and the invoicing and collection of amounts related to our contracts with customers. Contract assets primarily relate to unbilled amounts for contracts with customers for which the amount of revenue recognized exceeds the amount billed to the customer. Contract assets are transferred to accounts receivable when the right to invoice becomes unconditional. As of January 1, 2019 and December 31, 2019, contract assets of $25.8 million and $22.8 million, respectively, are included in prepaid expenses and other current assets in our consolidated balance sheet.
Contract liabilities consists of deferred revenue and include payments received in advance of the satisfaction of performance obligations. For the year ended December 31, 2019, we recognized $66.6 million of revenue that was included in deferred revenue as of January 1, 2019. Deferred revenue that will be recognized during the succeeding 12-month period is recorded as current, and the remaining deferred revenue is recorded as non-current.
Transaction Price Allocated to the Remaining Performance Obligations
As of December 31, 2019, we had an aggregate transaction price of $175.8 million, allocated to unsatisfied performance obligations related to SaaS subscriptions, term license subscriptions and maintenance and support. We expect to recognize $153.7 million as revenue over the next 24 months with the remaining amount recognized thereafter.
Transition Disclosures
For periods prior to January 1, 2019, we recognized revenue in accordance with FASB ASC Topic 605, Revenue Recognition ("ASC 605"). In accordance with the modified retrospective method transition requirements, we will present the financial statement line items impacted and adjusted to compare to presentation under ASC 605 for the annual periods during the first year of adoption of ASC 606.
Consolidated Balance Sheets - Reconciliation of the Impacts from the Adoption of the New Revenue Recognition Standard
The following table summarizes the impacts from the adoption of the new revenue recognition standard on our consolidated balance sheet as of December 31, 2019 (in thousands):

	As of December 31,
	2019			2018
	As Reported (ASC 606)	Impacts from Adoption	Without Adoption (ASC 605)	As Reported (ASC 605)
Assets
Current assets
Cash and cash equivalents	$159,755	$—	$159,755	$94,930
Accounts receivable, net of allowance	70,408	—	70,408	79,383
Deferred commissions, current	14,543	(6,061)	20,604	14,020
Prepaid expenses and other current assets	32,955	16,343	16,612	21,293
Total current assets	277,661	10,282	267,379	209,626
Property and equipment, net	39,554	—	39,554	7,539
Operating right-of-use asset	24,205	—	24,205	—
Deferred commissions, net of current portion	28,979	15,780	13,199	15,088
Deferred tax assets	494	—	494	326
Other assets	592	—	592	601
Total assets	371,485	26,062	345,423	233,180
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$5,222	$—	$5,222	$9,249
Accrued expenses	7,488	—	7,488	7,464
Accrued compensation and related benefits	10,691	—	10,691	13,796
Deferred revenue, current	82,201	(28,985)	111,186	95,523
Operating lease liability, current	3,836	—	3,836	—
Finance lease liability, current	1,447	—	1,447	—
Other current liabilities	1,395	—	1,395	2,369
Total current liabilities	112,280	(28,985)	141,265	128,401
Operating lease liability, net of current portion	44,416	—	44,416	—
Finance lease liability, net of current portion	2,375	—	2,375	—
Deferred revenue, net of current portion	7,139	(4,891)	12,030	16,145
Deferred tax liabilities	38	—	38	42
Deferred rent, net of current portion	—	—	—	15,400
Total liabilities	166,248	(33,876)	200,124	159,988
Stockholders’ equity
Class A common stock	3	—	3	3
Class B common stock	3	—	3	3
Additional paid-in capital	340,929	—	340,929	218,284
Accumulated other comprehensive (loss) income	(285)	320	(605)	542
Accumulated deficit	(135,413)	59,618	(195,031)	(145,640)
Total stockholders’ equity	205,237	59,938	145,299	73,192
Total liabilities and stockholders’ equity	$371,485	26,062	$345,423	$233,180

The following summarizes the significant changes on the consolidated balance sheet as of December 31, 2019 as a result of the adoption of ASC 606 on January 1, 2019 compared to if we had continued to recognize revenue under ASC 605:
•Total deferred commissions increased $9.7 million due to the increase in the amortization period of costs to obtain a contract for a new customer or up-sell from the contract term to the five year estimated economic life.
•Prepaid expenses and other current assets increased $16.3 million and total deferred revenue decreased $33.9 million due to the change in timing of when we recognize revenue under ASC 606.
Consolidated Statements of Operations - Reconciliation of the Impacts from the Adoption of the New Revenue Recognition Standard
The following table summarizes the impacts from the adoption of the new revenue recognition standard on our consolidated statement of operations for the year ended December 31, 2019 (in thousands):

	Year Ended December 31,
	2019			2018
	As Reported (ASC 606)	Impacts from Adoption	Without Adoption (ASC 605)	As Reported (ASC 605)
Revenue:
Subscriptions	$151,299	$(8,786)	$160,085	$126,012
Professional services	109,053	2,791	106,262	100,731
Total revenue	260,352	(5,995)	266,347	226,743
Cost of revenue:
Subscriptions	17,098	—	17,098	11,997
Professional services	76,743	—	76,743	72,928
Total cost of revenue	93,841	—	93,841	84,925
Gross profit	166,511	(5,995)	172,506	141,818
Operating expenses:
Sales and marketing	117,440	(4,625)	122,065	105,992
Research and development	58,043	—	58,043	44,724
General and administrative	41,496	—	41,496	37,821
Total operating expenses	216,979	(4,625)	221,604	188,537
Operating loss	(50,468)	(1,370)	(49,098)	(46,719)
Other (income) expense:
Other (income) expense, net	(941)	(47)	(894)	2,295
Interest expense	367	—	367	198
Total other (income) expense	(574)	(47)	(527)	2,493
Loss before income taxes	(49,894)	(1,323)	(48,571)	(49,212)
Income tax expense	820	—	820	239
Net loss	$(50,714)	$(1,323)	$(49,391)	$(49,451)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.77)	$(0.02)	$(0.75)	$(0.80)
The following summarizes the significant changes on the consolidated statement of operations for the year ended December 31, 2019 as a result of the adoption of ASC 606 on January 1, 2019 compared to if we had continued to recognize revenue under ASC 605:
•Subscriptions revenue decreased $8.8 million for the year ended December 31, 2019 under ASC 606 primarily due to the change in timing of when we recognize term license subscription revenue. Additionally, a significant amount of our unrecognized term license subscriptions revenue was recorded as an adjustment to accumulated deficit under ASC 606. Under ASC 606, our term license subscription revenue is recognized at the time of delivery, as opposed to ratably over the contract term under ASC 605.
•Professional services revenue increased $2.8 million for the year ended December 31, 2019 under ASC 606 primarily due to the fact that our professional services are sold together with SaaS or term licenses. Under ASC 606, the professional services represent distinct performance obligations and therefore are recognized as services are performed. Under ASC 605, professional services sold together with term licenses were recognized ratably over the contract period of maintenance and support.
•Sales and marketing expense decreased $4.6 million for the year ended December 31, 2019 under ASC 606 primarily due to the increase in the period over which we amortize our deferred sales commissions.
Consolidated Statements of Comprehensive Loss - Reconciliation of the Impacts from the Adoption of the New Revenue Recognition Standard
The following table summarizes the impacts from the adoption of the new revenue recognition standard on our consolidated statement of comprehensive loss for the year ended December 31, 2019 (in thousands):

	Year Ended December 31,
	2019			2018
	As Reported (ASC 606)	Impacts from Adoption	Without Adoption (ASC 605)	As Reported (ASC 605)
Net loss	$(50,714)	$(1,323)	$(49,391)	$(49,451)
Comprehensive loss, net of income taxes:
Foreign currency translation adjustment	(827)	115	(942)	103
Total other comprehensive loss, net of income taxes	$(51,541)	$(1,208)	$(50,333)	$(49,348)

Consolidated Statements of Cash Flows - Reconciliation of the Impacts from the Adoption of the New Revenue Recognition Standard
The following table summarizes the impacts from the adoption of the new revenue recognition standard on our consolidated statement of cash flows for the year ended December 31, 2019 (in thousands):

	Year Ended December 31,
	2019			2018
	As Reported (ASC 606)	Impacts from Adoption	Without Adoption (ASC 605)	As Reported (ASC 605)
Net loss	$(50,714)	$(1,323)	$(49,391)	$(49,451)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,742	—	4,742	2,021
Loss (gain) on disposal of equipment	146	—	146	(4)
Bad debt expense	99	—	99	211
Deferred income taxes	(334)	—	(334)	(218)
Stock-based compensation	16,443	—	16,443	16,054
Changes in assets and liabilities:
Accounts receivable	7,432	—	7,432	(23,332)
Prepaid expenses and other assets	8,972	4,313	4,659	(1,025)
Deferred commissions	(9,319)	(4,625)	(4,694)	(7,615)
Accounts payable and accrued expenses	(4,039)	—	(4,039)	7,461
Accrued compensation and related benefits	(3,072)	—	(3,072)	(3)
Other current liabilities	1,318	—	1,318	1,823
Deferred revenue	12,573	1,717	10,856	23,023
Operating lease liabilities	6,827	—	6,827	—
Deferred rent, non-current	—	—	—	(266)
Net cash used in operating activities	(8,926)	82	(9,008)	(31,321)
Cash flows from investing activities:
Purchases of property and equipment	(32,421)	—	(32,421)	(7,014)
Proceeds from sale of equipment	—	—	—	4
Net cash used in investing activities	(32,421)	—	(32,421)	(7,010)
Cash flows from financing activities:
Proceeds from public offering, net of underwriting discounts	101,653	—	101,653	58,258
Payment of costs related to public offerings	(350)	—	(350)	(429)
Proceeds from exercise of common stock options	4,899	—	4,899	3,133
Principal payments on finance lease obligations	(653)	—	(653)	—
Net cash provided by financing activities	105,549	—	105,549	60,962
Effect of foreign exchange rate changes on cash and cash equivalents	623	(82)	705	(1,459)
Net increase in cash and cash equivalents	64,825	—	64,825	21,172
Cash and cash equivalents, beginning of period	94,930	—	94,930	73,758
Cash and cash equivalents, end of period	$159,755	—	$159,755	$94,930
Legacy Revenue Accounting Policy
For periods prior to January 1, 2019, revenue was recognized in accordance with ASC 605. Under ASC 605, we recognize revenue when all of the following conditions are met: (1) there is persuasive evidence of an arrangement; (2) the service or product has been provided to the customer; (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of related fees is reasonably assured. If collection is not reasonably assured, we defer revenue recognition until collectability becomes reasonably assured. Our arrangements do not contain rights of return.

Subscriptions Revenue
Subscriptions revenue is primarily related to (1) SaaS subscriptions bundled with maintenance and support and hosting services and (2) term license subscriptions bundled with maintenance and support.
We generally charge subscription fees on a per-user basis, or alternatively, non-user based single application licenses. We bill customers and collect payment for subscriptions to our platform in advance on a monthly, quarterly or annual basis. In certain instances, our customers have paid their entire contract up front.
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
Term License Subscriptions
Our term license subscription revenue is derived from customers with on-premises installations of our platform pursuant to contracts that were historically one to three years in length. The majority of recent contracts are one year in length. Customers with term license subscriptions have the right to use our software and receive maintenance and support. Since we do not sell maintenance and support separately from the subscription, revenue for the term license subscription and maintenance and support is recognized ratably over the term of the subscription, upon delivery of the platform to the customer when sold on a standalone basis.
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
Consulting services are billed under both time-and-material and fixed-fee arrangements. For standalone time-and-material contracts, we recognize revenue at contractually agreed upon billing rates applied to hours performed. For standalone fixed-fee contracts, we also recognize revenue as the work is performed using the proportional performance method of accounting. Training revenue is recognized when the associated training services are delivered. Training is sold in the form of prepaid training credits that are redeemed based on a fixed rate per course.
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

Because there are third-party vendors who routinely sell and provide the same professional services to our customers, our professional services are deemed to have standalone value apart from the SaaS subscription. Additionally, we offer both SaaS subscriptions and professional services on a standalone basis. Professional services revenue is therefore accounted for separately from subscription fees and recognized as the professional services are performed. We allocate revenue to the elements based on the selling price hierarchy using vendor-specific objective evidence ("VSOE") of selling price, third-party evidence ("TPE") of selling price, or if neither exists, best estimated selling price ("BESP"). In cases where we do not have VSOE or TPE of the elements of our arrangements, we use BESP to allocate revenue. We determine BESP for a service by considering multiple factors including, but not limited to, evaluating the weighted average of actual sales prices and other factors such as gross margin objectives, pricing practices and growth strategy. Pricing practices taken into consideration include historic contractually stated prices, volume discounts where applicable and our price lists. While we believe we can make reliable estimates regarding these matters, these estimates are inherently subjective. Once the revenue is allocated to these elements, revenue is recognized as such services are provided.
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
Cost of Revenue
Subscriptions
Cost of subscriptions revenue consists primarily of fees paid to our third-party managed hosting providers and other third-party service providers, personnel costs, including payroll and benefits for our technology operations and customer support teams, and allocated facility costs and overhead.
Professional Services
Cost of professional services revenue includes all direct and indirect costs to deliver our professional services and training, including employee compensation for our global professional services and training personnel, travel costs, third-party contractor costs and allocated facility costs and overhead, as well as the costs of billable expenses, such as travel and lodging. The unpredictability of the timing of entering into significant professional services agreements sold on a standalone basis may cause significant fluctuations in our quarterly financial results.
Concentration of Credit and Customer Risk
Our financial instruments that are exposed to concentration of credit and customer risk consist primarily of cash and cash equivalents and trade accounts receivable. Deposits held with banks may exceed the amount of insurance, if any, provided on such deposits. We believe that the financial institutions that hold our cash deposits are financially sound and, accordingly, minimal credit risk exists with respect to these balances.
With regard to our customers, credit evaluation and account monitoring procedures are used to minimize the risk of loss. We believe that no additional credit risk beyond amounts provided for collection loss are inherent in accounts receivable. Revenue generated from government agencies represented 17.1%, 15.7% and 15.4% of our revenue for the years ended December 31, 2019, 2018 and 2017, respectively, of which the top three U.S. federal government agencies generated 7.4%, 7.8% and 8.4% of our revenue for the years ended December 31, 2019, 2018 and 2017, respectively. Additionally, 32.3%, 28.7% and 27.0% of our revenue during the years ended December 31, 2019, 2018 and 2017, respectively, was generated from foreign customers.

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

	Year Ended December 31,
	2019	2018	2017
Balance as of January 1	$600	$400	$400
Additions	99	211	62
Less write-offs, net of recoveries	(99)	(11)	(62)
Balance as of December 31	$600	$600	$400
Non-trade Receivables
We record non-trade receivables to reflect amounts due for activities other than sales of subscriptions to our platform and professional services. Our non-trade receivables related entirely to a receivable resulting from our tenant improvement allowance. The tenant improvement allowance receivable was $14.4 million as of December 31, 2018 and was classified within prepaid expenses and other current assets in the accompanying consolidated balance sheets. We recognized our initial tenant improvement allowance receivable of $15.8 million related to our new headquarters once we took initial possession of the space in October 2018. We recognized additional tenant improvement allowance receivable of $2.6 million when we took possession of adjacent office space in February 2019. We had received the entire tenant improvement allowance of $17.0 million as of December 31, 2019, and therefore, there was no receivable balance remaining as of such date.
Assets Recognized from the Costs to Obtain a Contract with a Customer
We capitalize the incremental costs of obtaining a contract with a customer, including, sales commissions paid to our direct sales force. These costs are recorded as deferred commissions in the consolidated balance sheets. Costs to obtain a contract for a new customer or up-sell are amortized on a straight-line basis over an estimated economic life of five years as sales commissions on initial sales are not commensurate with sales commissions on contract renewals. We determined the estimated economic life based on both qualitative and quantitative factors, such as expected renewals, product life cycles, contractual terms and customer attrition. We periodically review the carrying amount of deferred contract acquisition costs to determine whether events or changes in circumstances have occurred that could impact the estimated economic life. Commissions paid relating to contract renewals are deferred and amortized on a straight-line basis over the related renewal period. We also capitalize the incremental fringe benefits associated with commission expenses paid to our direct sales force. Costs to obtain a contract for professional services arrangements are expensed as incurred in accordance with the practical expedient as the contractual period of our professional services arrangements are one year or less.
Amortization expense associated with commission expense is recorded to sales and marketing costs in our consolidated statements of operations.

The following table summarizes the activity of costs to obtain a contract with a customer for the year ended December 31, 2019 (in thousands):

Year Ended December 31, 2019
Balance as of January 1	$29,108
Adoption of ASC 606	5,094
Additional contract costs deferred	25,004
Amortization of deferred contract costs	(15,684)
Balance as of December 31	$43,522
Commission expense was $15.7 million, $15.6 million and $11.8 million for the years ended December 31, 2019, 2018 and 2017, respectively.
For the periods prior to January 1, 2019, under ASC 605, deferred commissions are the incremental costs that are directly associated with subscription agreements with customers and consist of sales commissions paid to our direct sales force. Commissions are considered direct and incremental and as such are deferred and amortized over the terms of the related customer contracts consistent with the related revenue.
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
Impairment of Long-Lived Assets
Long-lived assets and certain intangible assets are reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable through undiscounted cash flows from the use of the assets. If such assets are considered to be impaired, the assets are written down to their estimated fair value. No indicators of impairment were identified for the years ended December 31, 2019, 2018 and 2017.
Fair Value of Financial Instruments
The carrying amounts of our cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value as of December 31, 2019 and December 31, 2018 because of the relatively short duration of these instruments.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs
There were no instruments measured at fair value during the years ended December 31, 2019, 2018 and 2017.
Leases
Effective January 1, 2019, we adopted FASB ASU 2016-02 Leases (Topic 842), as amended ("ASC 842"). In accordance with ASC 842, at the inception of an arrangement, we determine whether the arrangement is or contains a lease based on the unique facts and circumstances present and the classification of the lease. Operating leases with a term greater than one year are recognized on the balance sheet as right-of-use ("ROU") assets, lease liabilities and, if applicable, long-term lease liabilities. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. We have elected not to recognize on the balance sheet leases with a term of one year or less. For contracts with lease and non-lease components, we have elected not to allocate the contract consideration and to account for the lease and non-lease components as a single lease component. Finance leases are included in property and equipment, net, finance lease liability, current and finance lease liability, net of current portion in our consolidated balance sheets.
Lease liabilities and their corresponding ROU assets are recorded based on the present value of lease payments over the expected lease term. The implicit rate within most of our leases are generally not determinable and therefore we use the incremental borrowing rate at the lease commencement date to determine the present value of lease payments. The determination of our incremental borrowing rate requires judgment and is estimated for each lease based on the rate we would have to pay for a collateralized loan with the same term and payments as the lease. We consider various factors, including our level of collateralization, estimated credit rating and currency of the lease. The operating lease ROU also includes any lease prepayments, offset by lease incentives. Certain of our leases include options to extend or terminate the lease. An option to extend the lease is considered in connection with determining the ROU asset and lease liability when it is reasonably certain we will exercise that option. An option to terminate is considered unless it is reasonably certain we will not exercise the option. For certain equipment leases, we apply a portfolio approach to effectively account for the operating lease ROU assets and liabilities.
Expense for operating leases is recognized on a straight-line basis over the lease term as an operating expense while the expense for finance leases is recognized as depreciation expense and interest expense. We have lease agreements which require payments for lease and non-lease components (i.e. common area maintenance) that are accounted for as a single lease component. Variable lease payment amounts that cannot be determined at the commencement of the lease, such as maintenance costs based on future obligations, are not included in the ROU assets or lease liabilities. These are expensed as incurred and recorded as variable lease expense.
For periods prior to ASC 842, we recorded rent expense on a straight-line basis over the term of the related lease. The difference between the straight-line rent expense and the payments made in accordance with the operating lease agreements were recognized as a deferred rent liability on the accompanying consolidated balance sheets.
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
Basic and Diluted Loss per Common Share
We compute net loss per common share using the two-class method required for multiple classes of common stock and participating securities. The rights, including the liquidation and dividend rights, of the Class A common stock and Class B common stock are substantially identical, other than voting and conversion rights. Accordingly, the Class A common stock and Class B common stock share equally in our net losses.
Basic net loss per common share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period increased by common shares that could be issued upon conversion or exercise of other outstanding securities to the extent those additional common shares would be dilutive. The dilutive effect of potentially dilutive securities is reflected in diluted net loss per share by application of the treasury stock method.
Due to net losses for the years ended December 31, 2019, 2018 and 2017, basic and diluted net loss per share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.
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
Foreign Currency
Our operations located outside of the United States where the local currency is the functional currency are translated into U.S. dollars using the current rate method. Results of operations are translated at the average rate of exchange for the period. Assets and liabilities are translated at the closing rates on the balance sheet date. Gains and losses on translation of these accounts are accumulated and reported as a separate component of stockholders’ equity and other comprehensive income.
Gains and losses on foreign currency transactions are recognized in the accompanying consolidated statements of operations as a component of other expense, net. Transaction gains and losses from transactions denominated in foreign currencies resulted in net transaction losses of $0.2 million and $3.0 million for the years ended December 31, 2019 and 2018, respectively and net transaction gains of $2.6 million for the year ended December 31, 2017.
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
Advertising
We expense advertising costs as they are incurred. Advertising expenses were $4.1 million, $3.9 million and $3.0 million for the years ended December 31, 2019, 2018 and 2017, respectively.
Recent Accounting Pronouncements
Adopted
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which aims to reduce the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 will require adoption on a retrospective basis unless it is impracticable to apply, in which case we would be required to apply the amendments prospectively as of the earliest date practicable. ASU 2016-15 is effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. The adoption of ASU 2016-15 did not have an impact on our condensed consolidated financial statements for the year ended December 31, 2019.
In February 2018, the FASB issued ASU No. 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income ("ASU 2018-02"), which provides entities the option to reclassify to retained earnings tax effects related to items in accumulated other comprehensive income ("OCI") that the FASB refers to as having been stranded in accumulated OCI as a result of tax reform. ASU 2018-02 is effective for fiscal years beginning after December 15, 2018. The adoption of ASU 2018-02 did not have an impact on our condensed consolidated financial statements for the year ended December 31, 2019.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which provides new guidance for revenue recognition. The new revenue standard provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASC 606 also requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized.
We adopted ASC 606 on January 1, 2019 using the modified retrospective method. Under this method of adoption, we applied the new revenue standard only to contracts that were not completed prior January 1, 2019. Upon adoption, we recorded an adjustment of $55.8 million to our accumulated deficit. The adjustment was offset by a $35.4 million reduction to deferred revenue and the addition of a $20.4 million contract asset, primarily due to our on-premises term license subscriptions.

ASC 606 materially impacts the timing of revenue recognition related to our term license subscriptions. Prior to our adoption of ASC 606, we have historically concluded that we did not have VSOE of fair value of the undelivered services related to on-premises term license contracts, and, accordingly, have recognized on-premises term license contracts and related services ratably over the contract term. Under the new revenue standard, the requirement to have VSOE for undelivered services is eliminated. Therefore, revenue allocable to the license portion of the contract is recognized upon delivery of the software. Maintenance and support sold with our term license subscriptions is distinct from the term license subscription and the revenue attributable to the maintenance and support continue to be recognized ratably over the contract term. Under ASC 606, we allocate the transaction to performance obligations based on SSP, which impacts the timing of revenue recognition depending on when each performance obligation is recognized. These changes to the timing of revenue recognition also affect our deferred revenue balances.
In addition, ASC 606 requires the capitalization of certain incremental costs of obtaining a contract, which impacts the period in which we record our commission expense. Prior to the adoption of ASC 606, we deferred the direct and incremental commission costs to obtain a contract with a customer and amortized those costs over the term of the related customer contract consistent with the related revenue. Under the new revenue standard, the direct and incremental costs to obtain contracts with customers, include sales commissions, are deferred and recognized over a period of benefit that we have determined to be five years. In addition, we capitalize the incremental fringe benefits associated with commission expenses paid to our direct sales force. Upon adoption of ASC 606, we reduced our accumulated deficit and increased our asset for deferred commissions by $5.1 million.
In February 2016, the FASB issued ASU No. 2016-2, Leases (Topic 842), which requires companies to recognize on the balance sheet the assets and liabilities for the rights and obligations created by the leased asset. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. We adopted this standard effective January 1, 2019 using the modified retrospective approach for all leases entered into before the effective date. We also elected to implement the new standard at the adoption date with a cumulative-effect adjustment, if any, recognized to the opening balance sheet of accumulated deficit in the period of adoption.
For comparability purposes, we will continue to comply with the previous disclosure requirements in accordance with the existing lease guidance for all periods presented in the year of adoption. We elected the package of practical expedients as permitted under the transition guidance, which allowed us: (1) to carry forward the historical lease classification; (2) not to reassess whether expired or existing contracts are or contain leases; and (3) not to reassess the treatment of initial direct costs for existing leases. In addition, we elected an accounting policy to not recognize leases with an initial term of one year or less on the balance sheet. We did not elect the hindsight practical expedient to determine the lease term for our existing leases and assessing impairment of the ROU assets.
Upon the adoption of this standard on January 1, 2019, we recognized a total lease liability of $51.4 million, representing the present value of the minimum rental payments remaining as of the adoption date and ROU assets of $33.8 million. We did not have finance leases (formerly referred to as capital leases prior to the adoption of ASC 842), therefore there was no change in accounting treatment required.
Not Yet Adopted
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326) ("ASU 2016-13"), which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early application will be permitted for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. We do not expect the standard to have a material impact on our consolidated financial statements.
In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40), Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract, which aligns the requirements for capitalizing implementation costs in cloud computing arrangements with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Entities can choose to adopt the new guidance prospectively or retrospectively. We do not expect the standard to have a material impact on our consolidated financial statements.

3. Property and Equipment
Property and equipment consisted of the following as of December 31 (in thousands):

	2019	2018
Leasehold improvements	$37,130	$9,958
Office furniture and fixtures	4,963	649
Computer hardware	3,365	2,535
Computer software	1,350	1,727
Equipment	72	138
	46,880	15,007
Less: accumulated depreciation	(7,326)	(7,468)
Property and equipment, net	$39,554	$7,539
Depreciation and amortization totaled $4.7 million, $2.0 million and $0.9 million for the years ended December 31, 2019, 2018 and 2017, respectively. During the year ended December 31, 2019, we retired $3.2 million of leasehold improvements, $0.9 million of computer hardware, $0.4 million of office furniture and fixtures, $0.4 million of software and $0.1 million of equipment associated with the relocation of our corporate headquarters. During the year ended December 31, 2019, we recorded a loss on disposal of $0.1 million. During the year ended December 31, 2018, we disposed of $0.1 million of fully depreciated computer hardware.
At December 31, 2019, office furniture and fixtures included $3.7 million acquired under finance lease agreements and computer hardware included $0.8 million acquired under finance lease agreements. There were no assets acquired under finance lease agreements as of December 31, 2018. Accumulated depreciation related to office furniture and fixtures and computer hardware acquired under finance leases totaled $0.7 million at December 31, 2019. Amortization of assets acquired under finance leases is included in depreciation and amortization expense.

4. Accrued Expenses
Accrued expenses consisted of the following as of December 31 (in thousands):

	2019	2018
Accrued contract labor costs	$1,921	$3,128
Accrued hosting costs	1,865	579
Accrued reimbursable employee expenses	1,353	459
Accrued legal costs	422	—
Accrued marketing and tradeshow expenses	365	229
Accrued audit and tax expenses	315	375
Accrued third party license fees	288	729
Other accrued expenses	959	1,965
Total	$7,488	$7,464

5. Debt
2017 Revolving Line of Credit
In November 2017, we entered into a $20.0 million revolving line of credit with a lender. The facility matures in November 2022. We may elect whether amounts drawn on the revolving line of credit bear interest at a floating rate per annum equal to either the LIBOR or the prime rate plus an additional interest rate margin that is determined by the availability of the borrowings under the revolving line of credit. The additional interest rate margin will range from 2.00% to 2.50% in the case of LIBOR advances and from 1.00% to 1.50% in the case of prime rate advances. The revolving line of credit contains an unused facility fee in an amount between 0.15% and 0.25% of the average unused portion of the revolving line of credit, which is payable quarterly. The agreement contains certain customary affirmative and negative covenants and requires us to maintain

(1) an adjusted quick ratio of at least 1.35 to 1.0 and (ii) minimum adjusted EBITDA in the amounts and for the periods set forth in the agreement. Any amounts borrowed under the credit facility are collateralized by substantially all of our assets. We were in compliance with all covenants as of December 31, 2019. As of December 31, 2019, we had not made any borrowings under this new revolving line of credit and we had outstanding letters of credit totaling $10.5 million under the 2017 line of credit in connection with securing our leased office space.

6. Income Taxes
For the years ended December 31, 2019, 2018 and 2017, our loss before income taxes was comprised of the following (in thousands):

	2019	2018	2017
Domestic	$(32,091)	$(30,663)	$(23,093)
Foreign	(17,803)	(18,549)	(7,153)
Total	$(49,894)	$(49,212)	$(30,246)
For the years ended December 31, 2019, 2018 and 2017, our income tax expense (benefit) was comprised of the following (in thousands):

	2019	2018	2017
Current:
Federal	$3	$—	$(65)
State	60	25	68
Foreign	1,091	432	1,009
Total current expense	1,154	457	1,012
Deferred:
Federal	—	—	(42)
State	—	—	—
Foreign	(334)	(218)	(209)
Total deferred benefit	(334)	(218)	(251)
Total income tax expense	$820	$239	$761
For the years ended December 31, 2019, 2018 and 2017, the provision for income taxes differs from the amount computed by applying the federal statutory income tax rates to our loss before the provision (benefit) for income taxes, as follows:

	2019	2018	2017
U.S. federal statutory tax rate	21.0%	21.0%	34.0%
State tax expense	7.1	7.2	4.9
Foreign rate differential	(5.1)	(5.1)	(6.7)
Nondeductible expenses	(0.7)	(0.7)	(0.9)
Equity compensation	12.0	9.5	—
Tax credits	6.5	3.9	5.8
Unrecognized tax benefits	(1.1)	(0.8)	(0.7)
Other	(0.8)	0.6	(0.3)
Remeasurement of deferred taxes	(1.6)	—	(7.0)
Change in valuation allowance	(38.9)	(36.0)	(31.6)
Total	(1.6)%	(0.4)%	(0.4)%

The effective tax rate of (1.6)% in 2019 includes a net $10.2 million of tax expense attributable to the change in the valuation allowance in the United States and Switzerland, partially offset by favorable excess tax benefits for equity compensation and research credits.
Deferred tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amount of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
As of December 31, 2019 and 2018, significant components of our deferred tax assets and liabilities were as follows (in thousands):

	2019	2018
Deferred tax assets:
Net operating losses	$34,875	$21,059
Tax credits	8,648	5,945
Deferred revenue	1,291	4,179
Equity compensation	1,668	3,923
Lease liabilities	13,066	—
Accrued vacation	409	1,170
Deferred rent	—	373
Bad debt	164	164
Depreciation	—	151
Other	260	548
Gross deferred tax assets	60,381	37,512
Less: Valuation allowance	(35,607)	(30,039)
Total deferred tax assets	24,774	7,473
Deferred tax liabilities:
Prepaid expenses	(9,562)	(6,640)
Right-of-use assets	(6,488)	—
Unbilled receivables	(3,849)	(419)
Depreciation	(4,377)	—
Other	(42)	(130)
Total deferred tax liabilities	(24,318)	(7,189)
Net deferred tax asset	$456	$284
As of December 31, 2019 and 2018, we had $99.3 million and $56.9 million of gross net operating loss (“NOL”) carryforwards for U.S. federal tax purposes, respectively. U.S. federal NOL carryforwards, in the amount of $24.4 million, generated prior to 2018 will expire, if unused, in 2037. Due to the Tax Cuts and Jobs Act of 2017 (the "TCJA"), U.S. federal NOL carryforwards, in the amount of $74.9 million, generated after 2017 have an indefinite carryforward period.
Section 382 of the Internal Revenue Code limits the utilization of the NOL carryforwards when ownership changes occur, as defined by that section. A number of states have similar state laws that limit utilization of the state NOL carryforwards when ownership changes occur. We have performed an analysis of our Section 382 ownership changes and have determined that all U.S. federal and state NOL carryforwards are available for use as of December 31, 2019.
As of December 31, 2019 and 2018, we had $7.5 million and $6.4 million, respectively, of U.S. federal tax credit carryforwards which will expire, if unused, in 2039.
As of December 31, 2019 and 2018, we had U.S. gross state NOL carryforwards of $100.9 million and $57.2 million, respectively. We had tax effected state NOL carryforwards of $6.5 million and $3.7 million as of December 31, 2019 and 2018, respectively. The majority of state NOL carryforwards generated prior to 2018 will expire, if unused, in 2037. Due to the TCJA, certain state NOL carryforwards generated after 2017 have an indefinite carryforward period.
As of December 31, 2019 and 2018, we had foreign gross NOL carryforwards of $62.8 million and $56.3 million, respectively, primarily attributable to our subsidiary in Switzerland. Those NOL carryforwards will begin to expire, if unused, between 2021 to 2026.
On May 19, 2019, Swiss voters approved the Federal Act on Tax Reform and AHV Financing (TRAF) which resulted in a change to the Swiss income tax rate, amongst other items. The tax law change is considered enacted in 2019 for U.S. GAAP purposes. We remeasured our Swiss deferred tax balances and offsetting valuation allowance using the enacted tax rates, resulting in an immaterial net tax impact.
The net change during the year in the total valuation allowance was $5.6 million, primarily driven by the valuation allowance recorded against the United States and Switzerland deferred tax assets.
As of December 31, 2019, we continued to maintain a full valuation allowance against U.S. deferred tax assets based on our cumulative operating results as of December 31, 2019, three-year cumulative loss and assessment of our expected future results of operations. We have evaluated all evidence, both positive and negative, in assessing the likelihood of realizability and the negative evidence outweighed the positive evidence.
As of December 31, 2019, we have a valuation allowance of $7.3 million against foreign deferred tax assets, primarily for deferred tax assets at our subsidiary in Switzerland. Based on our cumulative operating results as of December 31, 2019, and assessment of our expected future results of operations, we determined that it was not more likely than not that we would be able to realize the deferred tax assets prior to expiration.
We plan to distribute previously undistributed earnings of our foreign subsidiaries back to the United States in future years. Upon repatriation of those earnings, if any, we may be subject to taxes, including withholding taxes, net of any applicable foreign tax credits. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable.
As of December 31, 2019 and 2018, we had unrecognized tax benefits of $1.6 million and $1.0 million, respectively, of which the entire portion would affect our effective tax rate if recognized. The following table summarizes the activity related to our unrecognized tax benefit from January 1, 2017 to December 31, 2019 (in thousands):

Balance as of January 1, 2017	$419
Additions for tax positions in current years	232
Additions for tax positions in prior years	—
Reductions due to lapse in statutes of limitations	—
Settlements	—
Balance as of December 31, 2017	651
Additions for tax positions in current years	388
Additions for tax positions in prior years	—
Reductions due to lapse in statutes of limitations	—
Settlements	—
Balance as of December 31, 2018	1,039
Additions for tax positions in current years	536
Additions for tax positions in prior years	—
Reductions due to lapse in statutes of limitations	—
Settlements	—
Balance as of December 31, 2019	$1,575

We recognize interest and penalties related to uncertain tax positions in income tax expense. During the year ended December 31, 2019, we recognized approximately $3 thousand in interest. We did not recognize any interest during the year ended December 31, 2018. The cumulative balance of interest and penalties as of December 31, 2019 and 2018 was $36 thousand and $33 thousand, respectively. If recognized, approximately $1.6 million and $1.0 million of unrecognized tax benefits would impact the effective tax rate during the years ended December 31, 2019 and 2018, respectively.
We anticipate that total unrecognized tax benefits will not decrease over the next year.
We file income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions. The tax years 2015 through 2019 remain open to examination by the major taxing jurisdictions to which we are subject. There are no open examinations that would have a material impact to our consolidated financial statements.
On January 1, 2019, we adopted ASC 606 and recorded no net impact to retained earnings for the tax effects of the adoption because of the existence of valuation allowances in the United States and Switzerland.
On January 1, 2019, we adopted ASC 842. The most significant impact of ASC 842 was the recognition of ROU assets and lease liabilities for operating leases, which required corresponding deferred tax assets and liabilities. The net tax effects of the adoption of ASC 842 was immaterial.

7. Stock-Based Compensation
In May 2017, our board of directors adopted, and our stockholders approved, the 2017 Equity Incentive Plan (the “2017 Plan”), which became effective as of the date of the final prospectus for our IPO. The 2017 Plan provides for the grant of incentive stock options to employees, and for the grant of nonstatutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance-based stock awards and other forms of equity compensation to employees, including officers, and to non-employee directors and consultants. We initially reserved 6,421,442 shares of Class A common stock for issuance under the 2017 Plan, which included 421,442 shares that remained available for issuance under our 2007 Stock Option Plan (the “2007 Plan”) at the time that the 2017 Plan became effective. The number of shares reserved under the 2017 Plan increases for any shares subject to outstanding awards originally granted under the 2007 Plan that expire or are forfeited prior to exercise. As a result of the adoption of the 2017 Plan, no further grants may be made under the 2007 Plan. As of December 31, 2019, there were 7,108,049 shares of Class A common stock reserved for issuance under the 2017 Plan, of which 4,668,941 were available to be issued.
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

The following table summarizes the assumptions used to estimate the fair value of stock options granted during the years ended December 31, 2019, 2018 and 2017:

	2019	2018	2017
Risk-free interest rate	2.1%	*	1.9% - 2.2%
Expected term (in years)	2.6	*	6.5
Expected volatility	55.0%	*	38.1% - 40.6%
Expected dividend yield	—%	*	—%
* Not applicable because no stock options were granted during the period.
Stock Options
The following table summarizes the stock option activity for the years ended December 31, 2019, 2018 and 2017:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2017	6,784,448	$4.65	6.5	$44,259
Granted	1,256,200	11.92
Exercised	(876,121)	1.27		14,807
Canceled	(153,640)	7.29
Outstanding at December 31, 2017	7,010,887	6.36	6.6	176,122
Granted	—	—
Exercised	(1,486,218)	2.10		41,606
Canceled	(503,601)	9.51
Outstanding at December 31, 2018	5,021,068	7.30	6.4	97,440
Granted	700,000	33.98
Exercised	(1,194,471)	4.11		44,081
Canceled	(67,986)	10.17
Outstanding at December 31, 2019	4,458,611	12.30	5.8	115,501
Exercisable at December 31, 2019	2,818,731	7.51	5.7	86,536
The weighted average grant-date fair value of options granted during the years ended December 31, 2019 and 2017 was $13.57 and $5.05 per option, respectively. No stock options were granted during the year ended December 31, 2018. The total fair value of stock options that vested during the years ended December 31, 2019, 2018 and 2017 was $2.0 million, $10.5 million and $5.6 million, respectively. As of December 31, 2019, the total compensation cost related to unvested stock options not yet recognized was $8.4 million, which will be recognized over a weighted average period of 1.9 years.

Restricted Stock Units
The following table summarizes the restricted stock unit activity for the years ended December 31, 2019, 2018 and 2017:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested outstanding at January 1, 2017	—	$—
Granted	738,055	22.15
Vested	(4,930)	20.24
Canceled	(1,150)	21.40
Non-vested outstanding at December 31, 2017	731,975	22.16
Granted	622,166	29.60
Vested	(143,390)	22.19
Canceled	(35,702)	23.97
Non-vested outstanding at December 31, 2018	1,175,049	26.04
Granted	436,912	40.70
Vested	(521,460)	27.81
Canceled	(67,666)	26.38
Non-vested outstanding at December 31, 2019	1,022,835	31.39
As of December 31, 2019, total unrecognized compensation cost related to unvested restricted stock units was approximately $28.8 million and the weighted average remaining vesting period was 2.4 years.
In November 2018, our board of directors approved the grant of 255,930 restricted stock units under the 2017 Plan at a fair value of $30.06 per share to our three co-founders. The value of these awards at the grant date was $7.7 million and was amortized over the vesting periods. The restricted stock units vested during the three months ended March 31, 2019.
The following table summarizes the components of our stock-based compensation expense for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	2019	2018	2017
Stock-based compensation expense related to stock options	$3,408	$7,947	$9,607
Stock-based compensation expense related to restricted stock units	12,667	7,714	753
Stock-based compensation expense related to the issuance of common stock to directors	368	393	222
Stock-based compensation expense related to stock option modifications	—	—	2,394
Total stock-based compensation expense	$16,443	$16,054	$12,976
Stock-based compensation expense for restricted stock units, stock options and issuances of common stock is included in the following line items in the accompanying consolidated statements of operations for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	2019	2018	2017
Cost of revenue
Subscriptions	$647	$514	$575
Professional services	2,748	1,717	1,295
Operating expenses
Sales and marketing	4,742	3,473	3,233
Research and development	3,480	2,416	2,822
General and administrative	4,826	7,934	5,051
Total stock-based compensation expense	$16,443	$16,054	$12,976

8. Stockholders’ Equity
Common Stock
As of December 31, 2019, we had authorized 500,000,000 shares of Class A common stock and 100,000,000 shares of Class B common stock, each with a par value of $0.0001 per share, of which 34,525,386 shares of Class A common stock and 32,942,636 shares of Class B common stock were issued and outstanding. The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion rights. The holders of Class A common stock are entitled to one vote per share, and the holders of Class B common stock are entitled to ten votes per share, on all matters that are subject to stockholder vote. The holders of Class B common stock also have approval rights for certain corporate actions. Each share of Class B common stock may be converted into one share of Class A common stock at the option of its holder and will be automatically converted into one share of Class A common stock upon transfer thereof, subject to certain exceptions. In addition, upon the date on which the outstanding shares of Class B common stock represent less than 10% of the aggregate voting power of our capital stock, all outstanding shares of Class B common stock shall convert automatically into Class A common stock.

9. Basic and Diluted Loss per Common Share
The following table sets forth the computation of basic and diluted net loss per share for the years ended December 31 (in thousands, except per share data):

	Year Ended December 31,
	2019	2018	2017
Numerator:
Net loss	$(50,714)	$(49,451)	$(31,007)
Accretion of dividends on convertible preferred stock	—	—	357
Net loss attributable to common stockholders	$(50,714)	$(49,451)	$(31,364)
Denominator
Weighted average common shares outstanding, basic and diluted	65,479,327	62,140,684	49,529,833
Net loss per share attributable to common stockholders, basic and diluted	$(0.77)	$(0.80)	$(0.63)
The following securities have been excluded from the calculation of weighted average common shares outstanding because the effect is anti-dilutive or performance or market conditions had not been met at the end of the period:

	Year Ended December 31,
	2019	2018	2017
Stock options	4,458,611	5,021,068	7,010,887
Restricted stock units	1,022,835	1,175,049	731,975

10. Leases and Other Commitments
We have operating and finance leases for corporate offices, office furniture and fixtures and computer hardware. Our leases have remaining lease terms of 1 year to 12 years, some of which include options to extend the leases for up to 5 years.
In April 2018, we entered into a lease agreement with respect to 176,222 square feet of office space in Tysons, Virginia for a new corporate headquarters. The term of the lease was 150 months. We took initial possession of the first phase of the new headquarters in October 2018 and began to recognize rent expense. We took possession of 28,805 square feet of adjacent office space in February 2019. We expect to start making recurring rental payments under the lease in the third quarter of 2020.

The following table sets forth the components of lease expense for the year ended December 31, 2019 (in thousands):

Year Ended December 31,
2019
Operating lease cost	$9,733
Finance lease costs:
Amortization of right-of-use assets	700
Interest on lease liabilities	108
Short-term lease cost	462
Variable lease cost	409
Total	$11,412
Supplemental balance sheet information related to leases as of December 31, 2019 was as follows (in thousands, except for lease term and discount rate):

As of
December 31, 2019
Operating Leases
Operating ROU assets	$24,205

Operating lease liabilities, current	$3,836
Operating lease liabilities, net of current portion	44,416
Total operating lease liabilities	$48,252

Finance Leases
Property and equipment, at cost	$4,475
Accumulated depreciation	(703)
Property and equipment, net	$3,772

Finance lease liabilities, current	$1,447
Finance lease liabilities, net of current portion	2,375
Total finance lease liabilities	$3,822

Weighted Average Remaining Lease Term
Operating leases	11.4
Finance leases	2.5

Weighted Average Discount Rate
Operating leases	9.8%
Finance leases	5.5%

Supplemental cash flow information related to leases for the year ended December 31, 2019 was as follows (in thousands):

Year Ended December 31,
2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows for operating leases	$6,413
Operating cash outflows for finance leases	108
Financing cash outflows for finance leases	653
ROU assets obtained in exchange for lease obligations:
Operating leases	523
Finance leases	4,475
The maturities of lease liabilities under non-cancelable operating and finance leases as of December 31, 2019 was as follows (in thousands):

	Operating Leases	Finance Leases
2020	$3,781	$1,620
2021	6,896	1,620
2022	7,007	859
2023	7,050	—
2024	7,408	—
Thereafter	57,884	—
Total lease payments	90,026	4,099
Less: imputed interest	(41,774)	(277)
Total	$48,252	$3,822
A summary of our future minimum lease commitments and other commitments by year as of December 31, 2018 was as follows (in thousands):

	Office Leases	Equipment Leases	Lease Related Commitments
2019	$6,985	$216	$29,587
2020	6,371	22	—
2021	8,331	—	—
2022	6,939	—	—
2023	6,987	—	—
Thereafter	65,151	—	—
	100,764	238	29,587
Less: tenant improvement allowance	—	—	(14,441)
Total	$100,764	$238	$15,146
Other Commitments
We also have entered into a non-cancellable agreement for the use of technology that is integral in the development of our software and pay annual royalty fees of $0.3 million.

Letters of Credit
At each of December 31, 2019 and 2018, we had outstanding letters of credit totaling $10.5 million in connection with securing our leased office space. All letters of credit are secured by our borrowing arrangement as described in Note 5.

11. Contingencies
Legal
From time to time, we are subject to legal, regulatory and other proceedings and claims that arise in the ordinary course of business. There are no issues or resolutions of any matters that are expected to have a material adverse impact on our consolidated financial statements.

Contractual Warranty and Indemnification Obligations

We provide limited product warranties. Historically, any payments made under these provisions have been immaterial.
We also agree to standard indemnification provisions in the ordinary course of business. Pursuant to these provisions, we agree to indemnify, hold harmless and reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally our customers, in connection with certain intellectual property infringement claims by any third party arising from the use of our products or services in accordance with the agreement. The term of our contractual indemnity provisions often survives termination or expiration of the applicable agreement. We carry insurance that covers certain third-party claims relating to our services and limits our exposure. We have never incurred costs to defend lawsuits or settle claims related to these indemnification provisions.

12. Segment and Geographic Information
The following table summarizes revenue by geography for the years ended December 31 (in thousands):

	2019	2018	2017
Domestic	$176,187	$161,716	$128,997
International	84,165	65,027	47,740
Total	$260,352	$226,743	$176,737
With respect to geographic information, revenue is attributed to respective geographies based on the contracting address of the customer. Revenue from external customers attributed to the United Kingdom were 12.2% of our total revenue for the year ended December 31, 2019. There were no individual foreign countries from which more than 10% of our total revenue was attributable for the years ended December 31, 2018 and 2017. Substantially all of our long-lived assets were held in the United States as of December 31, 2019 and December 31, 2018.

13. Retirement Plans
We have a defined contribution 401(k) retirement and savings plan (the “401(k) Plan”) to provide retirement benefits for all eligible employees. All employees who have completed forty-five days of service and are at least twenty-one years of age are eligible to participate in the 401(k) Plan. The 401(k) Plan allows eligible employees to make salary-deferred contributions up to 75% of their annual compensation, as defined, and subject to certain Internal Revenue Service limitations. Employer contributions vest at 25% per year, over four years. For the years ending December 31, 2019, 2018 and 2017, we incurred $5.5 million, $4.7 million and $3.3 million, respectively, in contribution expense related to the employer matching contributions.
We are obligated to make plan contributions for the employees of certain of our wholly-owned foreign subsidiaries. For the years ending December 31, 2019, 2018 and 2017, we incurred $1.5 million, $1.3 million and $0.9 million, respectively, in contribution expense related to our foreign subsidiaries.

14. Selected Quarterly Information (Unaudited)
The following table sets forth unaudited quarterly consolidated statement of operations data for each of the eight quarters in 2019 and 2018. The information for each of these quarters has been prepared on the same basis as the audited annual consolidated financial statements included in this Annual Report on Form 10-K. In our opinion, the quarterly financial data reflects all adjustments, which consist only of normal recurring adjustments that we consider necessary for a fair presentation of this data. The quarterly financial data should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. These quarterly results are not necessarily indicative of our operating results to be expected in the future.

	Three Months Ended
	Dec 31, 2019	Sep 30, 2019	Jun 30, 2019	Mar 31, 2019	Dec 31, 2018	Sep 30, 2018	Jun 30, 2018	Mar 31, 2018
	(in thousands)
	(unaudited)
Consolidated Statements of
Operations Data:
Revenue: (1)
Subscriptions	$42,108	$37,774	$36,860	$34,557	$35,108	$30,905	$33,047	$26,952
Professional services	26,510	28,381	28,415	25,747	25,108	24,043	26,836	24,744
Total revenue	68,618	66,155	65,275	60,304	60,216	54,948	59,883	51,696
Cost of revenue:
Subscriptions	4,993	4,484	4,036	3,585	3,284	3,261	2,824	2,628
Professional services	17,780	19,467	19,015	20,481	18,926	16,831	18,750	18,421
Total cost of revenue	22,773	23,951	23,051	24,066	22,210	20,092	21,574	21,049
Gross profit	45,845	42,204	42,224	36,238	38,006	34,856	38,309	30,647
Operating expenses:
Sales and marketing	31,254	27,603	29,992	28,591	30,177	25,467	27,384	22,964
Research and development	15,625	15,697	12,765	13,956	12,332	11,737	10,785	9,870
General and administrative	12,028	11,191	9,261	9,016	8,799	12,537	8,425	8,060
Total operating expenses	58,907	54,491	52,018	51,563	51,308	49,741	46,594	40,894
Operating loss	(13,062)	(12,287)	(9,794)	(15,325)	(13,302)	(14,885)	(8,285)	(10,247)
Other (income) expense:
Other (income) expense, net	(2,822)	2,262	(79)	(302)	510	110	2,593	(918)
Interest expense	131	96	69	71	64	67	54	13
Total other (income) expense	(2,691)	2,358	(10)	(231)	574	177	2,647	(905)
Loss before income taxes	(10,371)	(14,645)	(9,784)	(15,094)	(13,876)	(15,062)	(10,932)	(9,342)
Income tax expense (benefit)	426	5	267	122	27	(34)	35	211
Net loss (2)	$(10,797)	$(14,650)	$(10,051)	$(15,216)	$(13,903)	$(15,028)	$(10,967)	$(9,553)
(1)  The revenue for the three months ended March 31, 2019, June 30, 2019 and September 30, 2019 have been adjusted from previously reported revenue as a result of the adoption of ASC 606. Refer to the tables below for a reconciliation of 2019 quarterly revenue.
(2)  In the third quarter of 2018, we recorded $4.5 million of cumulative stock-based compensation expense upon the vesting of an option previously granted to our Chief Executive Officer in 2016. See Note 7 for further discussion of stock-based compensation expense.

	Quarter Ended March 31, 2019
	As Reported (ASC 606)	Impacts from Adoption	Without Adoption (ASC 605)
	(in thousands)
	(unaudited)
SaaS subscriptions	$21,278	$667	$20,611
Term license subscriptions	9,557	(3,417)	12,974
Maintenance and support	3,722	2,398	1,324
Professional services	25,747	1,077	24,670
Total revenue	$60,304	$725	$59,579

	Quarter Ended June 30, 2019
	As Reported (ASC 606)	Impacts from Adoption	Without Adoption (ASC 605)
	(in thousands)
	(unaudited)
SaaS subscriptions	$22,796	$782	$22,014
Term license subscriptions	10,103	(5,908)	16,011
Maintenance and support	3,961	2,727	1,234
Professional services	28,415	763	27,652
Total revenue	$65,275	$(1,636)	$66,911

	Quarter Ended September 30, 2019
	As Reported (ASC 606)	Impacts from Adoption	Without Adoption (ASC 605)
	(in thousands)
	(unaudited)
SaaS subscriptions	$24,573	$914	$23,659
Term license subscriptions	9,199	(7,577)	16,776
Maintenance and support	4,002	2,838	1,164
Professional services	28,381	593	27,788
Total revenue	$66,155	$(3,232)	$69,387

	Quarter Ended December 31, 2019
	As Reported (ASC 606)	Impacts from Adoption	Without Adoption (ASC 605)
	(in thousands)
	(unaudited)
SaaS subscriptions	$26,381	$559	$25,822
Term license subscriptions	11,569	(5,687)	17,256
Maintenance and support	4,158	2,918	1,240
Professional services	26,510	358	26,152
Total revenue	$68,618	$(1,852)	$70,470

15. Subsequent Events
In January 2020, we acquired a developer of a robotic process automation platform for $7.0 million. The acquisition will be accounted for under the acquisition method of accounting with the operations of the newly acquired entity included in our operating results from the date of acquisition.
The Company entered into the Lease Second Amendment, effective as of January 1, 2020, which modified the Lease for the Company’s headquarters in Tysons, Virginia. Under the Lease Second Amendment, the Company exercised an option to expand its lease to the Fourth Floor, adding approximately 34,158 square feet to the premises. The Company will commence occupancy of the Fourth Floor on the sooner of the completion of certain improvements to the Fourth Floor and October 14, 2020. The monthly base rent for the Fourth Floor will be $87,388 for the first 27 months of the lease term, subject to periodic increases thereafter.

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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019. Based on the evaluation of our disclosure controls and procedures as of December 31, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) of the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on this assessment, management concluded that, as of December 31, 2019, our internal control over financial reporting was effective.
The Annual Report on Form 10-K includes an attestation report of our independent registered public accounting firm regarding internal control over financial reporting, which appears in Part II, Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
Except for the implementation of certain internal controls related to the adoption of ASC 606, there was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Item 9B. Other Information.

Entry into an Amendment of a Material Definitive Agreement

The Company entered into the Lease Second Amendment, effective as of January 1, 2020, which modified the Lease for the Company’s headquarters in Tysons, Virginia. Under the Lease Second Amendment, the Company exercised an option to expand its lease to the Fourth Floor, adding approximately 34,158 square feet to the premises. The Company will commence occupancy of the Fourth Floor on the sooner of the completion of certain improvements to the Fourth Floor and October 14, 2020. The monthly base rent for the Fourth Floor will be $87,388 for the first 27 months of the lease term, subject to periodic increases thereafter.

Except as modified by the Second Amendment, the other terms of the Lease remain in full force and effect.
The foregoing description of the Second Amendment is not complete and is qualified in its entirety by reference to the Second Amendment, which is filed as an exhibit to this Annual Report on Form 10-K.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item is incorporated by reference to our Proxy Statement for our 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2019.
We have adopted a Code of Conduct, applicable to all of our employees, executive officers and directors. The Code of Conduct is available on our website at www.appian.com. We expect that any amendments to the Code of Conduct, or any waivers of its requirements, will be disclosed on our website (www.appian.com) as required by applicable law or the listing standards of the Nasdaq Stock Market.

Item 11. Executive Compensation.
The information required by this item is incorporated by reference to our Proxy Statement for our 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2019.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated by reference to our Proxy Statement for our 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2019.

Item 13. Certain Relationships and Related Transactions and Director Independence.
The information required by this item is incorporated by reference to our Proxy Statement for our 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2019.

Item 14. Principal Accounting Fees and Services.
The information required by this item is incorporated by reference to our Proxy Statement for our 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2019.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this Annual Report on Form 10-K:

(1) Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm are shown in the Index to Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

(2) All financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3) Exhibits are incorporated herein by reference or are filed with this Annual Report on Form 10-K as indicated below.

(b) Exhibits

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of Appian Corporation.

3.2(2)	Amended and Restated Bylaws of Appian Corporation.

4.1(3)	Form of Class A common stock certificate of Appian Corporation.

4.2(4)	Amended and Restated Investors' Rights Agreement by and among Appian Corporation and certain of its stockholders, dated February 21, 2014.

4.3#	Description of Securities.

10.1+(5)	2007 Stock Option Plan and Form of Option Agreement and Exercise Notice thereunder, as amended to date.

10.2+(6)	2017 Equity Incentive Plan and Forms of Stock Option Agreement, Notice of Exercise and Stock Option Grant Notice thereunder.

10.3+(7)	Non-Employee Director Compensation Plan.

10.4+(8)	Form of Indemnification Agreement by and between Appian Corporation and each of its directors and executive officers.

10.5+(9)	Employment Agreement, dated as of September 7, 2012, by and between Appian Corporation and Matthew Calkins.

10.6+(10)	Employment Agreement, dated as of September 8, 2009, by and between Appian Corporation and Edward Hughes.

10.7+(11)	Form of Amended and Restated Employment Agreement, dated as of April 27, 2017, by and between Appian Corporation and each of Mark Lynch and Chris Winters.

10.8+(12)	Senior Executive Cash Incentive Bonus Plan.

10.9+(13)	Forms of Restricted Stock Unit Grant Notices and Restricted Stock Unit Award Agreements under 2017 Equity Incentive Plan.

10.10+(14)	Forms of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under 2017 Equity Incentive Plan.

10.11+(15)	2017 Equity Incentive Plan French Qualifying Sub-Plan, with Forms of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement thereunder.

10.12+(16)	2017 Equity Incentive Plan CSOP Sub-Plan for UK Eligible Employees, with Forms of CSOP Stock Option Grant Notice and CSOP Option Agreement thereunder.

10.13+(17)	Stock Option Cancellation Agreement, dated December 7, 2018, between Appian Corporation and Matthew Calkins.

10.14(18)	Deed of Lease, dated April 17, 2018, between Appian Corporation and Tamares 7950 Owner LLC.
10.15#	First Amendment to Deed of Lease, dated December 23, 2019, between Appian Corporation and Tamares 7950 Owner LLC.

10.16#	Second Amendment to Deed of Lease, effective as of January 1, 2020, between Appian Corporation and Tamares 7950 Owner LLC.

10.17†(19)	Software Enterprise OEM License Agreement, dated as of June 15, 2016, by and between Appian Corporation and Kx Systems, Inc.

10.18(20)	Addendum No. 1 to Software Enterprise OEM License Agreement, dated as of August 20, 2019, by and between Appian Corporation and Kx Systems, Inc.

10.19†(21)	Third Amended and Restated Loan and Security Agreement, dated as of November 1, 2017, by and between Appian Corporation and Silicon Valley Bank.

21.1#	Subsidiaries of Appian Corporation.

23.1#	Consent of BDO USA, LLP, independent registered public accounting firm.

24.1#	Power of Attorney. Reference is made to the signature page hereto.

31.1#	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2#	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#*	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inliune XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover page interactive data file (formatted as Inline XBRL and contained in Exhibit 101)

5.Previously filed as Exhibit 3.2 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-217510), filed with the Securities and Exchange Commission on May 12, 2017, and incorporated herein by reference.
6.Previously filed as Exhibit 3.4 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-217510), filed with the Securities and Exchange Commission on May 10, 2017, and incorporated herein by reference.
7.Previously filed as Exhibit 4.1 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-217510), filed with the Securities and Exchange Commission on May 12, 2017, and incorporated herein by reference.
8.Previously filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-217510), filed with the Securities and Exchange Commission on April 27, 2017, and incorporated herein by reference.
9.Previously filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-217510), filed with the Securities and Exchange Commission on April 27, 2017, and incorporated herein by reference.
10.Previously filed as Exhibit 10.2 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-217510), filed with the Securities and Exchange Commission on May 10, 2017, and incorporated herein by reference.
11.Previously filed as Exhibit 10.3 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-217510), filed with the Securities and Exchange Commission on May 12, 2017, and incorporated herein by reference.
12.Previously filed as Exhibit 10.4 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-217510), filed with the Securities and Exchange Commission on May 10, 2017, and incorporated herein by reference.
13.Previously filed as Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-217510), filed with the Securities and Exchange Commission on April 27, 2017, and incorporated herein by reference.
14.Previously filed as Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-217510), filed with the Securities and Exchange Commission on April 27, 2017, and incorporated herein by reference.
15.Previously filed as Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-217510), filed with the Securities and Exchange Commission on April 27, 2017, and incorporated herein by reference.
16.Previously filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K (File No. 001-38098), filed with the Securities and Exchange Commission on February 23, 2018, and incorporated herein by reference.
17.Previously filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K (File No. 001-38098), filed with the Securities and Exchange Commission on February 23, 2018, and incorporated herein by reference.
18.Previously filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K (File No. 001-38098), filed with the Securities and Exchange Commission on February 23, 2018, and incorporated herein by reference.
19.Previously filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K (File No. 001-38098), filed with the Securities and Exchange Commission on February 23, 2018, and incorporated herein by reference.
20.Previously filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K (File No. 001-38098), filed with the Securities and Exchange Commission on February 23, 2018, and incorporated herein by reference.
21.Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38098), filed with the Securities and Exchange Commission on December 10, 2018, and incorporated herein by reference.
22.Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38098), filed with the Securities and Exchange Commission on April 23, 2018, and incorporated herein by reference.
23.Previously filed as Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-217510), filed with the Securities and Exchange Commission on April 27, 2017, and incorporated herein by reference.
24.Previously filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 001-38098) filed with the Securities and Exchange Commission on October 31, 2019, and incorporated herein by reference.
25.Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38098), filed with the Securities and Exchange Commission on November 2, 2017, and incorporated herein by reference.

+	Indicates management contract or compensatory plan.
†	Confidential treatment has been granted as to certain portions of this exhibit, which portions have been omitted and filed separately with the Securities and Exchange Commission.
#	Filed herewith.
*	This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

Item 16. Form 10-K Summary.
Not applicable.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPIAN CORPORATION

Date: February 20, 2020	By:	/s/ Matthew Calkins
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

Signature	Title	Date
/s/ Matthew Calkins Matthew Calkins	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	February 20, 2020
/s/ Mark Lynch Mark Lynch	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 20, 2020
/s/ Robert C. Kramer Robert C. Kramer	General Manager and Director	February 20, 2020
/s/ A.G.W. "Jack" Biddle, III A.G.W. "Jack" Biddle, III	Director	February 20, 2020
/s/ Prashanth “PV” Boccassam Prashanth “PV” Boccassam	Director	February 20, 2020
/s/ Michael G. Devine Michael G. Devine	Director	February 20, 2020
/s/ Barbara “Bobbie” Kilberg Barbara “Bobbie” Kilberg	Director	February 20, 2020
/s/ Michael J. Mulligan Michael J. Mulligan	Director	February 20, 2020