Form 10-Q
period 2020-06-30
APPIAN CORP
filed 2020-08-06
CIK 1441683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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

As of August 3, 2020, there were 37,632,914 shares of the registrant’s Class A common stock and 32,217,936 shares of the registrant’s Class B common stock, each with a par value of $0.0001 per share, outstanding.

PART I—FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
APPIAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	As of
	June 30, 2020	December 31, 2019
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$256,146	$159,755
Accounts receivable, net of allowance of $800 and $600 as of June 30, 2020 and December 31, 2019, respectively	71,853	70,408
Deferred commissions, current	15,122	14,543
Prepaid expenses and other current assets	26,289	32,955
Total current assets	369,410	277,661
Property and equipment, net	37,437	39,554
Goodwill	4,443	—
Intangible assets, net of accumulated amortization of $196 as of June 30, 2020	1,790	—
Operating right-of-use assets	23,156	24,205
Deferred commissions, net of current portion	28,694	28,979
Deferred tax assets	583	494
Other assets	5,847	592
Total assets	$471,360	$371,485
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$4,128	$5,222
Accrued expenses	7,307	7,488
Accrued compensation and related benefits	13,183	10,691
Deferred revenue, current	87,550	82,201
Operating lease liabilities, current	5,427	3,836
Finance lease liabilities, current	1,549	1,447
Other current liabilities	592	1,395
Total current liabilities	119,736	112,280
Operating lease liabilities, net of current portion	44,142	44,416
Finance lease liabilities, net of current portion	1,556	2,375
Deferred revenue, net of current portion	4,595	7,139
Deferred tax liabilities	437	38
Other non-current liabilities	2,092	—
Total liabilities	172,558	166,248
Stockholders’ equity
Class A common stock—par value $0.0001; 500,000,000 shares authorized and 37,558,379 shares issued and outstanding as of June 30, 2020; 500,000,000 shares authorized and 34,525,386 shares issued and outstanding as of December 31, 2019	4	3
Class B common stock—par value $0.0001; 100,000,000 shares authorized and 32,281,936 shares issued and outstanding as of June 30, 2020; 100,000,000 shares authorized and 32,942,636 shares issued and outstanding as of December 31, 2019	3	3
Additional paid-in capital	458,174	340,929
Accumulated other comprehensive loss	(482)	(285)
Accumulated deficit	(158,897)	(135,413)
Total stockholders’ equity	298,802	205,237
Total liabilities and stockholders’ equity	$471,360	$371,485
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPIAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue
Subscriptions	$41,418	$36,860	$91,854	$71,417
Professional services	25,357	28,415	53,785	54,162
Total revenue	66,775	65,275	145,639	125,579
Cost of revenue
Subscriptions	4,701	4,036	10,084	7,621
Professional services	16,455	19,015	35,191	39,496
Total cost of revenue	21,156	23,051	45,275	47,117
Gross profit	45,619	42,224	100,364	78,462
Operating expenses
Sales and marketing	29,086	29,992	63,258	58,583
Research and development	17,178	12,765	33,216	26,721
General and administrative	11,450	9,261	24,591	18,277
Total operating expenses	57,714	52,018	121,065	103,581
Operating loss	(12,095)	(9,794)	(20,701)	(25,119)
Other (income) expense
Other (income) expense, net	(682)	(79)	2,432	(381)
Interest expense	128	69	271	140
Total other (income) expense	(554)	(10)	2,703	(241)
Loss before income taxes	(11,541)	(9,784)	(23,404)	(24,878)
Income tax expense	274	267	80	389
Net loss	$(11,815)	$(10,051)	$(23,484)	$(25,267)
Net loss per share:
Basic and diluted	$(0.17)	$(0.16)	$(0.35)	$(0.39)
Weighted average common shares outstanding:
Basic and diluted	68,369,823	64,753,044	67,949,270	64,531,089
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPIAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss	$(11,815)	$(10,051)	$(23,484)	$(25,267)
Comprehensive loss, net of income taxes:
Foreign currency translation adjustment	(214)	(490)	(197)	(194)
Total other comprehensive loss, net of income taxes	$(12,029)	$(10,541)	$(23,681)	$(25,461)
 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPIAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(unaudited, in thousands, except share data)

				Accumulated Other Comprehensive Income (Loss)		Total Stockholders' Equity
	Common Stock		Additional Paid-In Capital		Accumulated Deficit
	Shares	Amount
Balance, January 1, 2020	67,468,022	$6	$340,929	$(285)	$(135,413)	$205,237
Net loss	—	—	—	—	(11,669)	(11,669)
Issuance of common stock to directors	1,946	—	—	—	—	—
Vesting of restricted stock units	46,031	—	—	—	—	—
Exercise of stock options	129,082	—	670	—	—	670
Stock-based compensation expense	—	—	3,476	—	—	3,476
Other comprehensive income	—	—	—	17	—	17
Balance, March 31, 2020	67,645,081	6	345,075	(268)	(147,082)	197,731
Net loss	—	—	—	—	(11,815)	(11,815)
Issuance of common stock from public offering, net of issuance costs	1,931,206	1	107,914	—	—	107,915
Issuance of common stock to directors	2,296	—	—	—	—	—
Vesting of restricted stock units	13,567	—	—	—	—	—
Exercise of stock options	248,165	—	1,571	—	—	1,571
Stock-based compensation expense	—	—	3,614	—	—	3,614
Other comprehensive loss	—	—	—	(214)	—	(214)
Balance, June 30, 2020	69,840,315	$7	$458,174	$(482)	$(158,897)	$298,802

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

				Accumulated Other Comprehensive Income (Loss)		Total Stockholders' Equity
	Common Stock		Additional Paid-In Capital		Accumulated Deficit
	Shares	Amount
Balance, January 1, 2019	63,916,437	$6	$218,284	$542	$(145,640)	$73,192
Cumulative effect of adoption of ASC 606	—	—	—	—	60,941	60,941
Net loss	—	—	—	—	(15,216)	(15,216)
Issuance of common stock to directors	3,461	—	—	—	—	—
Vesting of restricted stock units	278,680	—	—	—	—	—
Exercise of stock options	482,444	—	1,073	—	—	1,073
Stock-based compensation expense	—	—	7,225	—	—	7,225
Other comprehensive income	—	—	—	296	—	296
Balance, March 31, 2019	64,681,022	6	226,582	838	(99,915)	127,511
Net loss	—	—	—	—	(10,051)	(10,051)
Issuance of common stock to directors	2,684	—	—	—	—	—
Vesting of restricted stock units	6,010	—	—	—	—	—
Exercise of stock options	147,852	—	914	—	—	914
Stock-based compensation expense	—	—	2,689	—	—	2,689
Other comprehensive loss	—	—	—	(490)	—	(490)
Balance, June 30, 2019	64,837,568	$6	$230,185	$348	$(109,966)	$120,573

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPIAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(23,484)	$(25,267)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	2,980	1,933
Bad debt expense	200	97
Loss on disposal of property and equipment	22	145
Deferred income taxes	(168)	(47)
Stock-based compensation	7,090	9,914
Changes in assets and liabilities:
Accounts receivable	(2,084)	9,337
Prepaid expenses and other assets	1,922	13,453
Deferred commissions	(295)	(4,790)
Accounts payable and accrued expenses	(1,674)	5,458
Accrued compensation and related benefits	2,575	(3,181)
Other liabilities	1,271	(269)
Deferred revenue	2,310	640
Operating lease liabilities	2,378	—
Deferred rent, non-current	—	4,584
Net cash (used in) provided by operating activities	(6,957)	12,007
Cash flows from investing activities:
Payments for acquisitions, net of cash acquired	(6,138)	—
Purchases of property and equipment	(686)	(27,689)
Net cash used in investing activities	(6,824)	(27,689)
Cash flows from financing activities:
Principal payments on finance leases	(716)	—
Proceeds from public offering, net of underwriting discounts	108,260	—
Payments of costs related to public offerings	(18)	—
Proceeds from exercise of common stock options	2,242	1,987
Net cash provided by financing activities	109,768	1,987
Effect of foreign exchange rate changes on cash and cash equivalents	404	(134)
Net increase (decrease) in cash and cash equivalents	96,391	(13,829)
Cash and cash equivalents, beginning of period	159,755	94,930
Cash and cash equivalents, end of period	$256,146	$81,101
Supplemental disclosure of cash flow information:
Cash paid for interest	$88	$170
Cash paid for income taxes	$139	$116
Supplemental disclosure of non-cash financing information:
Capital lease obligations to acquire new office furniture and fixtures	$—	$3,673
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPIAN CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Organization and Description of Business

Appian Corporation (together with its subsidiaries, “Appian,” the “Company,” “we,” or “our”) provides a low-code automation platform that accelerates the creation of high-impact business applications, enabling our customers to automate the most important aspects of their business. Global organizations use our applications to improve customer experience, achieve operational excellence, and simplify global risk management and compliance. We were incorporated in the state of Delaware in August 1999. We are headquartered in McLean, Virginia and operate in Canada, Switzerland, the United Kingdom, France, Germany, the Netherlands, Italy, Australia, Spain, Singapore, and Sweden.

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

Because we were an emerging growth company until December 31, 2019, the Jumpstart Our Business Startups Act allowed us to delay adoption of certain accounting standards such as ASC 606 and ASC 842 until such time they were made applicable to private companies. We elected to use this extended transition period, and accordingly, did not report revenues under ASC 606 or leases under ASC 842 in our Quarterly Reports on Form 10-Q during 2019. Refer to our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 20, 2020, for a complete reconciliation of our revenues under the old and new guidance. Prior period amounts in this Form 10-Q have been recast as if we had reported under ASC 606 for the applicable periods.

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

Significant estimates embedded in the condensed consolidated financial statements include revenue recognition, income taxes and the related valuation allowance, the valuation of goodwill and intangible assets, leases, costs to obtain a contract with a customer, and stock-based compensation.

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

APPIAN CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Appian and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Public Offering

In June 2020, we completed an underwritten public offering of 2,500,000 shares of our Class A common stock, of which 1,931,206 shares of Class A common stock were sold by us and 568,794 shares of Class A common stock were sold by existing stockholders. The underwriter purchased the shares from us and the selling stockholders at a price of $56.50 per share. Our net proceeds from the offering were $107.9 million, after deducting underwriting discounts and commissions and offering expenses. We did not receive any of the proceeds from the sale of shares by the selling stockholders.

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

With regard to our customers, credit evaluation and account monitoring procedures are used to minimize the risk of loss. We believe no additional credit risk beyond amounts provided for collection loss are inherent in accounts receivable. When accounted for under ASC 606, revenue generated from government agencies represented 19.0% and 16.8% of our revenue for the three and six months ended June 30, 2020, respectively, of which the top three federal government agencies generated 7.6% and 6.7% of our revenue for the three and six months ended June 30, 2020, respectively. Additionally, 36.8% and 35.0% of our revenue during the three and six months ended June 30, 2020, respectively, was generated from foreign customers. Revenue generated from government agencies represented 16.8% and 17.3% of our revenue for three and six months ended June 30, 2019, respectively, of which the top three federal government agencies generated 6.4% and 7.3% of our revenue for the three and six months ended June 30, 2019, respectively. Additionally, 32.9% and 32.4% of our revenue during the three and six months ended June 30, 2019, respectively, was generated from foreign customers.

Cash and Cash Equivalents

APPIAN CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

We consider all highly liquid investments with an original or remaining maturity of three months or less at the date of purchase, as well as overnight repurchase investments, to be cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at realizable value, net of an allowance for doubtful accounts. The allowance for doubtful accounts is based on our assessment of the collectability of accounts and incorporates an estimation of expected lifetime credit losses on our receivables. We regularly review the composition of the accounts receivable aging, historical bad debts, changes in payment patterns, customer creditworthiness, and current economic trends. If the financial condition of our customers were to deteriorate, resulting in their inability to make required payments, additional provisions for doubtful accounts would be required and would increase bad debt expense. To date, our allowance and related bad debt write-offs have been nominal. There was a $0.2 million increase in the allowance for doubtful accounts from December 31, 2019 to June 30, 2020.

Assets Recognized from the Costs to Obtain a Contract with a Customer

We capitalize the incremental costs of obtaining a contract with a customer, including sales commissions paid to our direct sales force that are incremental costs to obtaining customer contracts. These costs are recorded as deferred commissions in the condensed consolidated balance sheets. Costs to obtain a contract for a new customer or upsell are amortized over an estimated economic life of five years as sales commissions on initial sales are not commensurate with sales commissions on contract renewals. We determine the estimated economic life based on both qualitative and quantitative factors such as expected renewals, product life cycles, contractual terms, and customer attrition. We periodically review the carrying amount of deferred contract acquisition costs to determine whether events or changes in circumstances have occurred that could impact the estimated economic life. Commissions paid relating to contract renewals are deferred and amortized over the related renewal period. We also capitalize the incremental fringe benefits associated with commission expenses paid to our direct sales force. Costs to obtain a contract for professional services arrangements are expensed as incurred as the contractual period of our professional services arrangements are one year or less.

Amortization associated with commission expense is recorded to sales and marketing costs in our condensed consolidated statements of operations. Commission expense was $5.8 million and $11.1 million for the three and six months ended June 30, 2020, respectively. Commission expense was $3.6 million and $6.6 million for the three and six months ended June 30, 2019, respectively.

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

Impairment of Long-Lived Assets

APPIAN CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Long-lived assets and certain intangible assets are reviewed for impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable through undiscounted cash flows from the use of the assets. If such assets are considered to be impaired, the assets are written down to their estimated fair value. No indicators of impairment were identified for the three and six months ended June 30, 2020 and June 30, 2019.

Fair Value of Financial Instruments

The carrying amounts of our cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value as of June 30, 2020 and December 31, 2019 because of the relatively short duration of these instruments. Our line of credit is recorded at carrying value, which approximates fair value.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs

There were no instruments measured at fair value on a recurring basis using significant unobservable inputs as of June 30, 2020 and December 31, 2019.

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

The following table summarizes revenue from contracts with customers for the three and six months ended June 30, 2020 and June 30, 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
SaaS subscriptions	$29,580	$22,796	$57,970	$44,074
Term license subscriptions	7,379	10,103	25,172	19,660
Maintenance and support	4,459	3,961	8,712	7,683
Professional services	25,357	28,415	53,785	54,162
Total revenue	$66,775	$65,275	$145,639	$125,579

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

SaaS Subscriptions

APPIAN CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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

Significant Judgments and Estimates

Determining the Transaction Price

The transaction price includes both fixed and variable consideration. Variable consideration is included in the transaction price to the extent it is probable a significant reversal will not occur. The amount of variable consideration excluded from the transaction price for the six months ended June 30, 2020 was insignificant. Our estimates of variable consideration are also

APPIAN CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
subject to subsequent true-up adjustments and may result in changes to transaction prices; however, such true-up adjustments are not expected to be material.

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

Contract Balances

Timing may differ between the satisfaction of performance obligations and the invoicing and collection of amounts related to our contracts with customers. Contract assets primarily relate to unbilled amounts for contracts with customers for which the amount of revenue recognized exceeds the amount billed to the customer. Contract assets are transferred to accounts receivable when the right to invoice becomes unconditional. As of June 30, 2020 and December 31, 2019, contract assets of $20.8 million and $22.8 million, respectively, are included in the prepaid expenses and other current assets and other assets line items in our condensed consolidated balance sheets.

Contract liabilities consists of deferred revenue and include payments received in advance of the satisfaction of performance obligations. Deferred revenue is then recognized as the revenue recognition criteria are met. Deferred revenue that will be recognized during the succeeding 12-month period is recorded as current, and the remaining deferred revenue is recorded as non-current. For the six months ended June 30, 2020, we recognized $57.9 million of revenue that was included in the deferred revenue balance as of December 31, 2019.

Transaction Price Allocated to the Remaining Performance Obligations

As of June 30, 2020, we had an aggregate transaction price of $175.9 million allocated to unsatisfied performance obligations. We expect to recognize $160.7 million of this balance as revenue over the next 24 months with the remaining amount recognized thereafter.

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

APPIAN CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
For contracts with lease and non-lease components, we have elected not to allocate the contract consideration and to account for the lease and non-lease components as a single lease component. Finance leases are included in property and equipment, net, finance lease liabilities, current, and finance lease liabilities, net of current portion line items in our condensed consolidated balance sheets.

Lease liabilities and their corresponding ROU assets are recorded based on the present value of lease payments over the expected lease term. The implicit rates within most of our leases are generally not determinable; therefore, we use the incremental borrowing rate at the lease commencement date to determine the present value of lease payments. The determination of our incremental borrowing rate requires judgment and is estimated for each lease based on the rate we would have to pay for a collateralized loan with the same term and payments as the lease. We consider various factors, including our level of collateralization, estimated credit rating, and the currency in which the lease is denominated. The operating lease ROU also includes any lease prepayments, offset by lease incentives. Certain of our leases include options to extend or terminate the lease. An option to extend the lease is considered in connection with determining the ROU asset and lease liability when it is reasonably certain we will exercise that option while an option to terminate is considered as well unless it is reasonably certain we will not exercise the option. For certain equipment leases, we apply a portfolio approach to effectively account for the operating lease ROU assets and liabilities.

Expense for operating leases is recognized on a straight-line basis over the lease term as an operating expense while the expense for finance leases is recognized as depreciation expense and interest expense. We have lease agreements which require payments for lease and non-lease components (i.e., common area maintenance) that are accounted for as a single lease component. Variable lease payment amounts that cannot be determined at the commencement of the lease, such as maintenance costs based on future obligations, are not included in ROU assets or lease liabilities but rather are expensed as incurred and recorded as variable lease expense.

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

In January 2020, we entered into an amendment which adjusts the original terms of the headquarters lease. Under this amendment, we exercised an option to expand occupancy, adding 34,158 square feet of space. Occupancy of the added space is to commence upon the earlier of the completion of certain improvements or October 14, 2020. Pursuant to the guidance of ASC 842, the amendment is considered a modification to the original lease and is accounted for as a separate contract because it represents a new right-of-use asset and the lease costs charged on the new space are at prevailing market rates. As of June 30, 2020, we have not taken possession of the space nor met the criteria for the lease to be considered commenced. Accordingly, we have not reported a right-of-use asset or liability on our condensed consolidated balance sheets nor have recorded expense on our condensed consolidated statements of operations in relation to the additional space.

The following table sets forth the components of lease expense for the three and six months ended June 30, 2020 (in thousands):

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Operating lease cost	$1,408	$3,276
Finance lease costs:
Amortization of right-of-use assets	372	745
Interest on lease liabilities	46	97
Short-term lease cost	195	380
Variable lease cost	34	217
Total	$2,055	$4,715

APPIAN CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Supplemental balance sheet information related to leases as of June 30, 2020 was as follows (in thousands, except for lease term and discount rate):

As of
June 30, 2020
Operating Leases
Operating right-of-use assets	$23,156

Operating lease liabilities, current	$5,427
Operating lease liabilities, net of current portion	44,142
Total operating lease liabilities	$49,569

Finance Leases
Property and equipment, at cost	$4,471
Accumulated depreciation	(1,445)
Property and equipment, net	$3,026

Finance lease liabilities, current	$1,549
Finance lease liabilities, net of current portion	1,556
Total finance lease liabilities	$3,105

Weighted Average Remaining Lease Term (in years)
Operating leases	11.0
Finance leases	2.0

Weighted Average Discount Rate
Operating leases	9.9%
Finance leases	5.5%

For the three and six months ended June 30, 2020, amortization of operating right-of-use assets totaled $0.2 million and $0.9 million, respectively. For the three and six months ended June 30, 2020, interest expense on operating right-of-use liabilities totaled $1.0 million and $1.4 million, respectively.

Supplemental cash flow information related to leases for the six months ended June 30, 2020 was as follows (in thousands):

Six Months Ended June 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows for operating leases	$1,044
Operating cash outflows for finance leases	97
Financing cash outflows for finance leases	716

A summary of our future minimum lease commitments under non-cancellable leases as of June 30, 2020 is as follows (in thousands):

APPIAN CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Operating Leases	Finance Leases
2020 (excluding the six months ended June 30, 2020)	$2,319	$810
2021	7,434	1,620
2022	8,060	859
2023	8,145	—
2024	8,526	—
2025	9,223	—
Thereafter	57,379	—
Total lease payments	101,086	3,289
Less: imputed interest	(51,517)	(184)
Total	$49,569	$3,105

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

The allocation of the purchase price is preliminary pending the finalization of the fair value of the acquired net assets, liabilities assumed, deferred income taxes, and assumed income and non-income based tax liabilities. As of the acquisition date, the purchase price was assigned to the acquired assets and assumed liabilities as follows (in thousands):

Cash acquired	$731
Other current assets	213
Property and equipment	22
Developed technology	1,537
Customer relationships	406
Goodwill	4,348
Other noncurrent assets	10
Total assets acquired	7,267
Current liabilities	14
Noncurrent liabilities	344
Total liabilities assumed	358
Net assets acquired	$6,909

There were no changes to our reportable segments as a result of the acquisition, and revenue and expenses from the date of the acquisition through June 30, 2020 were immaterial. Additionally, acquisition costs incurred in relation to the transaction were immaterial.

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

6. Property and Equipment, net

APPIAN CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Property and equipment, net consisted of the following as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020	December 31, 2019
Leasehold improvements	$36,116	$37,130
Office furniture and fixtures	4,861	4,963
Computer hardware	3,618	3,365
Computer software	1,352	1,350
Equipment	48	72
	45,995	46,880
Less: accumulated depreciation	(8,558)	(7,326)
Property and equipment, net	$37,437	$39,554

Depreciation expense totaled $1.4 million and $2.8 million for the three and six months ended June 30, 2020, respectively. There were nominal disposals recorded during the three months ended June 30, 2020. During the six months ended June 30, 2020, we retired $1.3 million of leasehold improvements, $0.1 million of computer hardware, and $0.1 million of office furniture and fixtures and equipment. Nominal losses on disposal were recorded for the three and six months ended June 30, 2020.

Depreciation expense totaled $1.1 million and $1.9 million for the three and six months ended June 30, 2019, respectively. During the three and six months ended June 30, 2019, we retired $3.2 million of leasehold improvements and $0.8 million of office furniture and fixtures. During the three and six months ended June 30, 2019, we recorded a loss on disposal of $0.1 million.

At June 30, 2020, property and equipment included $4.5 million of assets acquired under finance lease arrangements. Accumulated depreciation related to these finance lease arrangements totaled $1.4 million at June 30, 2020. Amortization of assets acquired under finance leases is included in depreciation and amortization expense.

7. Accrued Expenses

Accrued expenses consisted of the following as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020	December 31, 2019
Accrued hosting costs	$2,277	$1,865
Accrued contract labor costs	1,621	1,921
Accrued marketing and tradeshow expenses	647	365
Accrued audit and tax expenses	472	315
Accrued legal costs	309	422
Accrued reimbursable employee expenses	226	1,353
Accrued third party license fees	189	288
Other accrued expenses	1,566	959
Total	$7,307	$7,488

8. Debt

Line of Credit

In November 2017, we entered into a $20.0 million revolving line of credit with a lender. The facility matures in November 2022. We may elect whether amounts drawn on the revolving line of credit bear interest at a floating rate per annum equal to either LIBOR or the prime rate plus an additional interest rate margin that is determined by the availability of the borrowings under the revolving line of credit. The additional interest rate margin will range from 2.00% to 2.50% in the case of LIBOR

APPIAN CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
advances and from 1.00% to 1.50% in the case of prime rate advances. The revolving line of credit contains an unused facility fee in an amount between 0.15% and 0.25% of the average unused portion of the revolving line of credit, which is payable quarterly. The agreement contains certain customary affirmative and negative covenants and requires us to maintain (i) an adjusted quick ratio of at least 1.35 to 1.00 and (ii) minimum adjusted EBITDA, in the amounts and for the periods set forth in the agreement. Any amounts borrowed under the credit facility are collateralized by substantially all of our assets. We were in compliance with all covenants as of June 30, 2020. As of June 30, 2020, we had no outstanding borrowings under this revolving line of credit, and we had outstanding letters of credit totaling $11.1 million in connection with securing our leased office space.

9. Income Taxes

The provision for income taxes is based upon the estimated annual effective tax rates for the year applied to the current period income before tax plus the tax effect of any significant or unusual items, discrete events, or changes in tax law. Our operating subsidiaries are exposed to statutory effective tax rates ranging from zero to approximately 32%. Fluctuations in the distribution of pre-tax income among our operating subsidiaries can lead to fluctuations of the effective tax rate in the condensed consolidated financial statements. For the three and six months ended June 30, 2020, the actual effective tax rates were (2.4)% and (0.3)%, respectively. For the three and six months ended June 30, 2019, the actual effective tax rates were (2.7)% and (1.6)%, respectively.

We assess uncertain tax positions in accordance with ASC 740-10, Accounting for Uncertainties in Income Taxes. As of June 30, 2020, our net unrecognized tax benefits totaled $1.6 million, which if recognized would result in no net effect on the effective tax rate due to a valuation allowance. The amount of reasonably possible unrecognized tax benefits that could decrease over the next 12 months due to the expiration of certain statutes of limitations or settlements of tax audits is not material to our condensed consolidated financial statements.

We file income tax returns in the United States federal jurisdiction and in many states and foreign jurisdictions. The tax years 2016 through 2019 remain open to examination by the major taxing jurisdictions to which we are subject. We are not currently under examination by the Internal Revenue Service for any open tax years.

In response to the COVID-19 pandemic, the United States passed the Coronavirus Aid, Relief, and Economic Security ("CARES") Act in March 2020. The CARES Act includes various income and payroll tax measures. Pursuant to these measures, we have elected the option to defer the deposit and payment of our share of social security taxes that would otherwise be due between March 27, 2020 and December 31, 2020. Under the CARES Act, half of these deferred payments are due by the end of fiscal year 2021 while the other half are due by the end of fiscal year 2022.

At this time, beyond the above deferral, the CARES Act is not expected to materially impact our financial statements, but we continue to evaluate potential impacts.

10. Stock-Based Compensation

Equity Incentive Plans

In May 2017, our Board of Directors adopted, and our stockholders approved, the 2017 Equity Incentive Plan (the “2017 Plan”), which became effective as of the date of the final prospectus for our initial public offering. The 2017 Plan provides for the grant of incentive stock options to employees, and for the grant of nonstatutory stock options, restricted stock awards, restricted stock unit awards ("RSUs"), stock appreciation rights, performance-based stock awards, and other forms of equity compensation to employees, including officers, non-employee directors, and consultants. We initially reserved 6,421,442 shares of Class A common stock for issuance under the 2017 Plan, which included 421,442 shares that remained available for issuance under our 2007 Stock Option Plan (the “2007 Plan”) at the time the 2017 Plan became effective. The number of shares reserved under the 2017 Plan increases for any shares subject to outstanding awards originally granted under the 2007 Plan that expire or are forfeited prior to exercise. As a result of the adoption of the 2017 Plan, no further grants may be made under the 2007 Plan. As of June 30, 2020, there were 7,142,549 shares of Class A common stock reserved for issuance under the 2017 Plan, of which 4,545,733 were available to be issued.

Stock Options

APPIAN CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
The following table summarizes the assumptions used to estimate the fair value of stock options granted during the three and six months ended June 30, 2020 and June 30, 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Risk-free interest rate	*	2.1%	*	2.1%
Expected term (in years)	*	2.6	*	2.6
Expected volatility	*	55.0%	*	55.0%
Expected dividend yield	*	—%	*	—%
* Not applicable because no stock options were granted during the period

The following table summarizes the stock option activity for the six months ended June 30, 2020:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2020	4,458,611	$12.30	5.8	$115,501
Granted	—	—	—	—
Exercised	(376,967)	5.98	—	16,706
Expired	(1,020)	12.00	—	—
Canceled	(34,080)	11.19	—	—
Outstanding at June 30, 2020	4,046,544	$12.90	5.33	$155,170

Exercisable at June 30, 2020	2,733,704	$8.00	5.45	$118,244

There were no stock options granted during the six months ended June 30, 2020. The weighted average grant date fair value of stock options granted during the six months ended June 30, 2019 was $13.57 per share. The total fair value of stock options that vested during the six months ended June 30, 2020 and June 30, 2019 was $1.0 million and $1.5 million, respectively. As of June 30, 2020, the total compensation cost related to unvested stock options not yet recognized was $6.1 million, which will be recognized over a weighted average period of 1.5 years.

APPIAN CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Restricted Stock Units

The following table summarizes RSU activity for the six months ended June 30, 2020:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested and outstanding at January 1, 2020	1,022,835	$31.39
Granted	231,333	52.46
Vested	(59,598)	32.82
Canceled	(77,593)	32.24
Non-vested and outstanding at June 30, 2020	1,116,977	35.62

As of June 30, 2020, total unrecognized compensation cost related to unvested RSUs was approximately $33.6 million, which will be recognized over a weighted average period of 2.3 years.

In November 2018, our co-founders were granted 255,930 RSUs under the 2017 Plan at a fair value of $30.06 per share. The awards were approved by the Board of Directors. The value of these awards at the grant date was $7.7 million and was amortized over the vesting periods. The RSUs vested during the three months ended March 31, 2019.

The following table summarizes the components of our stock-based compensation expense by instrument type for the three and six months ended June 30, 2020 and June 30, 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
RSUs	$2,475	$1,902	$4,774	$8,671
Stock options	1,047	695	2,131	1,059
Common stock awards to Board of Directors	92	92	185	184
Total stock-based compensation expense	$3,614	$2,689	$7,090	$9,914

Stock-based compensation expense for RSUs, stock options, and issuances of common stock is included in the following line items in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2020 and June 30, 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cost of revenue
Subscriptions	$229	$161	$442	$315
Professional services	317	244	529	2,218
Operating expenses
Sales and marketing	657	814	1,410	3,195
Research and development	619	435	1,172	2,550
General and administrative	1,792	1,035	3,537	1,636
Total stock-based compensation expense	$3,614	$2,689	$7,090	$9,914

APPIAN CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
11. Stockholders' Equity

As of June 30, 2020, we had authorized 500,000,000 shares of Class A common stock and 100,000,000 shares of Class B common stock, each with a par value of $0.0001 per share, of which 37,558,379 shares of Class A common stock and 32,281,936 shares of Class B common stock were issued and outstanding. The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion rights. The holders of Class A common stock are entitled to one vote per share, and the holders of Class B common stock are entitled to ten votes per share on all matters subject to stockholder vote. The holders of Class B common stock also have approval rights for certain corporate actions. Each share of Class B common stock may be converted into one share of Class A common stock at the option of its holder and will be automatically converted upon transfer thereof, subject to certain exceptions. In addition, upon the date on which the outstanding shares of Class B common stock represent less than 10% of the aggregate voting power of our capital stock, all outstanding shares of Class B common stock shall convert automatically into Class A common stock.

12. Basic and Diluted Loss per Common Share

The following potentially dilutive securities outstanding, prior to the use of the treasury stock method or the if-converted method, have been excluded from the computation of diluted weighted-average shares outstanding for the respective periods below because they would have been anti-dilutive:

	Three and Six Months Ended June 30,
	2020	2019
Stock options	4,046,544	5,046,632
Non-vested restricted stock units	1,116,127	996,049

13. Commitments and Contingencies

Contractual Warranty and Indemnification Obligations

We provide limited product warranties. Historically, any payments made under these provisions have been immaterial. We also agree to standard indemnification provisions in the ordinary course of business. Pursuant to these provisions, we agree to indemnify, hold harmless, and reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally our customers, in connection with certain intellectual property infringement claims by any third party arising from the use of our products or services in accordance with the agreement. The term of our contractual indemnity provisions often survives termination or expiration of the applicable agreement. We carry insurance that covers certain third-party claims relating to our services and limits our exposure. We have never incurred costs to defend lawsuits or settle claims related to these indemnification provisions.

Letters of Credit

At June 30, 2020 and December 31, 2019, we had outstanding letters of credit totaling $11.1 million and $10.5 million, respectively, in connection with securing our leased office space. All letters of credit are secured by our borrowing arrangement as described in Note 8.

Legal

From time to time, we are subject to legal, regulatory, and other proceedings and claims that arise in the ordinary course of business. There are no issues or resolution of any matters expected to have a material adverse impact on our condensed consolidated financial statements.

APPIAN CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
14. Segment and Geographic Information

The following table summarizes revenue by geography for the three and six months ended June 30, 2020 and June 30, 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Domestic	$42,191	$43,785	$94,646	$84,862
International	24,584	21,490	50,993	40,717
Total	$66,775	$65,275	$145,639	$125,579

With respect to geographic information, revenue is attributed to respective geographies based on the contracting address of the customer. Revenues from external customers attributed to the United Kingdom were 12.4% of our total revenue for each of the three and six months ended June 30, 2020. Revenues from external customers attributed to the United Kingdom were 12.8% and 11.9% of our total revenue for the three and six months ended June 30, 2019, respectively. There were no other individual foreign countries from which more than 10% of our total revenue was attributable for each of the three and six months ended June 30, 2020 and June 30, 2019. Substantially all of our long-lived assets were held in the United States as of June 30, 2020 and December 31, 2019.

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

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will,” “would,” or the negative or plural of these words or similar expressions or variations, including statements regarding our future financial and operating performance, anticipated expansion of the usage of partners to perform professional services, the increase of our subscriptions revenue as a percentage of total revenue, the fluctuation of gross margin in the short term and improvement of gross margin over time, our future capital requirements, and uncertain negative impacts that COVID-19 may have on our business, financial condition, results of operations, and changes in overall level of spending and volatility in the global economy. Such forward-looking statements are subject to a number of risks, uncertainties, assumptions, and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein and those discussed in the section titled “Risk Factors,” set forth in Part I, Item 1A of our Annual Report on Form 10-K filed with the SEC on February 20, 2020 and in our other filings with the SEC. You should not rely upon forward-looking statements as predictions of future events. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

We have generated the majority of our revenue from sales of subscriptions, which include (1) software as a service subscriptions bundled with maintenance and support and hosting services and (2) term license subscriptions bundled with maintenance and support. Our subscription fees are based primarily on the number of users who access and utilize the applications built on our platform or, alternatively, non-user based single application licenses. Our customer contract terms generally vary from one to three years with most providing for payment in advance on an annual, quarterly, or monthly basis. Due to the variability of our billing terms and the episodic nature of our customers purchasing additional subscriptions, we do not believe changes in our deferred revenue in a given period are directly correlated with our revenue growth.

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

Our customers include financial services, life sciences, government, telecommunications, media, energy, manufacturing, and transportation organizations. Generally, our sales force targets its efforts on organizations with over 2,000 employees and $2 billion in annual revenue. Revenue from government agencies represented 19.0% and 16.8% of our total revenue in the three and six months ended June 30, 2020, respectively, as compared to 16.8% and 17.3% of our total revenue in the three and six months ended June 30, 2019, respectively. No single end-customer accounted for more than 10% of our total revenue in the three and six months ended June 30, 2020 or June 30, 2019.

Our platform supports multiple languages to facilitate collaboration and address challenges in multi-national organizations. We offer our platform globally. In the three and six months ended June 30, 2020, 36.8% and 35.0%, respectively, of our total revenue was generated from customers outside of the United States as compared to 32.9% and 32.4% in the three and six months ended June 30, 2019, respectively. As of June 30, 2020, we operated in 12 countries. We believe we have a significant opportunity to grow our international footprint. We are investing in new geographies, including through investment in direct and indirect sales channels, professional services, and customer support and implementation partners.

Basis of Reporting - ASC 606

We adopted ASC 606, the new revenue recognition guidance, on January 1, 2019 using the modified retrospective method. Under this method of adoption, we recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of accumulated deficit and applied the new standard only to contracts that were not completed prior to January 1, 2019.

Because we were an emerging growth company until December 31, 2019, the Jumpstart Our Business Startups Act allowed us to delay adoption of ASC 606 until such time it was made applicable to private companies. We elected to use this extended transition period, and accordingly, did not report revenues under ASC 606 in our Quarterly Reports on Form 10-Q during 2019. Refer to our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 20, 2020, for a complete reconciliation of our revenues under the old and new guidance. Prior period amounts in this Form 10-Q have been recast as if we had reported under ASC 606 for the applicable periods.

Recent Developments

Public Offering

In June 2020, we completed an underwritten public offering of 2,500,000 shares of our Class A common stock, of which 1,931,206 shares of Class A common stock were sold by us and 568,794 shares of Class A common stock were sold by existing stockholders. The underwriter purchased the shares from us and the selling stockholders at a price of $56.50 per share. Our net proceeds from the offering were $107.9 million, after deducting underwriting discounts and commissions and offering expenses. We did not receive any of the proceeds from the sale of shares by the selling stockholders.

COVID-19

Beginning in late 2019 and continuing into the second quarter of 2020, the outbreak of the novel coronavirus disease, or COVID-19, has resulted in the declaration of a global pandemic and adversely affected economic activity across virtually all sectors and industries on a local, national, and global scale. The impact of COVID-19 on the economy and our business continues to be a fluid situation.

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

Through June 30, 2020, we have not seen a meaningful adverse impact to our financial position, results of operations, and cash flows and liquidity as a result of COVID-19. While the verticals from which we have historically generated the majority of our revenue have been less impacted by COVID-19 to date, there may be impacts to our financial condition and results of operations in the third quarter of 2020 and beyond as a result of reduced demand for our products and services and longer sales cycles. The ultimate impact of COVID-19 on our business is not estimable at this time and will be largely dependent upon a number of factors outside of our control including the extent and duration of the outbreak as well as any mitigating actions which may be undertaken by global governments and the general public.

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

•Mix of Subscription and Professional Services Revenue. We believe our professional services have driven customer success and facilitated the adoption of our platform by customers. During the initial period of deployment by a customer, we generally provide a greater amount of support in building applications and training than later in the deployment, with a typical engagement extending from two to six months. At the same time, many of our customers have historically purchased subscriptions only for a limited set of their total potential end users. As a result of these factors, the proportion of total revenue for a customer associated with professional services is relatively high during the initial deployment period. Over time, as the need for professional services associated with user deployments decreases and the number of end users increases, we expect subscriptions revenue as a percentage of total revenue to increase. In addition, we intend to further grow our base of strategic partners to provide broader customer coverage and solution delivery capabilities. These partners perform professional services with respect to any new service contracts they sign. As the usage of partners expands, we expect the proportion of our total revenue from subscriptions to increase over time relative to professional services. For the three and six months ended June 30, 2020, 62.0% and 63.1% of our revenue, respectively, was derived from sales of subscriptions while the remaining 38.0% and 36.9%, respectively, was derived from the sale of professional services. For the three and six months ended June 30, 2019, 56.5% and 56.9% of our revenue, respectively, was derived from sales of subscriptions while the remaining 43.5% and 43.1%, respectively, was derived from the sale of professional services.

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

Key Metrics

We monitor the following metrics to help us measure and evaluate the effectiveness of our operations. All dollar amounts are presented in thousands.

Cloud Subscription Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cloud subscription revenue	$29,580	$22,796	$57,970	$44,074

Cloud subscription revenue includes SaaS subscriptions bundled with maintenance and support and hosting services. As we generally sell our SaaS subscriptions on a per-user basis, our cloud subscription revenue for any customer is primarily determined by the number of users who access and utilize the applications built on our platform as well as the price paid. We believe increasing cloud subscription revenue is an indicator of the demand for our platform, the pace at which the market for our solutions is growing, the productivity of our sales force and strategic relationships in growing our customer base, and our ability to further penetrate our existing customer base.

Cloud Subscription Revenue Retention Rate

	As of June 30,
	2020	2019
Cloud subscription revenue retention rate	113%	122%

A key factor to our success is the renewal and expansion of subscription agreements with our existing customers. We calculate this metric over a set of customers who have been with us for at least one full year. To calculate our cloud subscription revenue retention rate for a particular trailing 12-month period, we first establish the recurring cloud subscription revenue for the previous trailing 12-month period. This effectively represents recurring dollars we should expect in the current trailing 12-month period from the cohort of customers from the previous trailing 12-month period without any expansion or contraction. We subsequently measure the recurring cloud subscription revenue in the current trailing 12-month period from the cohort of customers from the previous trailing 12-month period. Cloud subscription revenue retention rate is then calculated by dividing the aggregate recurring cloud subscription revenue in the current trailing 12-month period by the previous trailing 12-month period. This calculation includes the impact on our revenue from customer non-renewals, pricing changes, and growth in the number of users on our platform. Our cloud subscription revenue retention rate can fluctuate from period to period due to large customer contracts in any given period. The cloud subscription revenue retention rate as of June 30, 2019 was elevated as we continued to focus on converting customers with on-premises term license subscriptions to cloud subscriptions.

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

Subscriptions Gross Margin. Subscriptions gross margin is primarily affected by the growth in our subscriptions revenue as compared to the growth in, and timing of, costs to support such revenue. We expect to continue to invest in customer support and SaaS operations to support growth in the business, and the timing of those investments is expected to cause gross margins to fluctuate in the short term but improve over time.

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

Results of Operations

The following table sets forth our consolidated statement of operations data (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue
Subscriptions	$41,418	$36,860	$91,854	$71,417
Professional services	25,357	28,415	53,785	54,162
Total revenue	66,775	65,275	145,639	125,579
Cost of revenue
Subscriptions(1)	4,701	4,036	10,084	7,621
Professional services(1)	16,455	19,015	35,191	39,496
Total cost of revenue	21,156	23,051	45,275	47,117
Gross profit	45,619	42,224	100,364	78,462
Operating expenses
Sales and marketing(1)	29,086	29,992	63,258	58,583
Research and development(1)	17,178	12,765	33,216	26,721
General and administrative(1)	11,450	9,261	24,591	18,277
Total operating expenses	57,714	52,018	121,065	103,581
Operating loss	(12,095)	(9,794)	(20,701)	(25,119)
Other (income) expense
Other (income) expense, net	(682)	(79)	2,432	(381)
Interest expense	128	69	271	140
Total other (income) expense	(554)	(10)	2,703	(241)
Loss before income taxes	(11,541)	(9,784)	(23,404)	(24,878)
Income tax expense	274	267	80	389
Net loss	$(11,815)	$(10,051)	$(23,484)	$(25,267)
(1) Stock-based compensation as a component of these line items is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cost of revenue
Subscriptions	$229	$161	$442	$315
Professional services	317	244	529	2,218
Operating expenses
Sales and marketing	657	814	1,410	3,195
Research and development	619	435	1,172	2,550
General and administrative	1,792	1,035	3,537	1,636
Total stock-based compensation expense	$3,614	$2,689	$7,090	$9,914

The following table sets forth our consolidated statement of operations data expressed as a percentage of total revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue
Subscriptions	62.0%	56.5%	63.1%	56.9%
Professional services	38.0	43.5	36.9	43.1
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue
Subscriptions	7.0	6.2	6.9	6.1
Professional services	24.6	29.1	24.2	31.5
Total cost of revenue	31.7	35.3	31.1	37.5
Gross profit	68.3	64.7	68.9	62.5
Operating expenses
Sales and marketing	43.6	45.9	43.4	46.7
Research and development	25.7	19.6	22.8	21.3
General and administrative	17.1	14.2	16.9	14.6
Total operating expenses	86.4	79.7	83.1	82.5
Operating loss	(18.1)	(15.0)	(14.2)	(20.0)
Other (income) expense
Other (income) expense, net	(1.0)	(0.1)	1.7	(0.3)
Interest expense	0.2	0.1	0.2	0.1
Total other (income) expense	(0.8)	—	1.9	(0.2)
Loss before income taxes	(17.3)	(15.0)	(16.1)	(19.8)
Income tax expense	0.4	0.4	0.1	0.3
Net loss	(17.7)%	(15.4)%	(16.1)%	(20.1)%
Comparison of the Three Months Ended June 30, 2020 and 2019

Revenue

	Three Months Ended June 30,
	2020	2019	% Change
	(dollars in thousands)
Revenue
Subscriptions	$41,418	$36,860	12.4%
Professional services	25,357	28,415	(10.8)%
Total revenue	$66,775	$65,275	2.3%

Total revenue increased $1.5 million, or 2.3%, in the three months ended June 30, 2020 compared to the same period in 2019 due to an increase in our subscriptions revenue of $4.6 million, partially offset by a decrease in our professional services revenue of $3.1 million. The increase in subscriptions revenue was driven largely by a $6.8 million increase in cloud subscription revenue, which was partially offset by a $2.7 million decline in on-premise software revenue. With respect to new versus existing customers, there was a $4.7 million increase in subscriptions revenue resulting from the sales of subscriptions to new customers which was offset by a reduction in expanded deployments for existing on-premise software customers. The decrease in professional services revenue was due to a $9.0 million decrease in revenue from existing customers which was partially offset by a $5.9 million increase in sales to new customers.

Cost of Revenue

	Three Months Ended June 30,
	2020	2019	% Change
	(dollars in thousands)
Cost of revenue
Subscriptions	$4,701	$4,036	16.5%
Professional services	16,455	19,015	(13.5)%
Total cost of revenue	$21,156	$23,051	(8.2)%
Subscriptions gross margin	88.6%	89.1%
Professional services gross margin	35.1%	33.1%
Total gross margin	68.3%	64.7%

Cost of revenue decreased $1.9 million, or 8.2%, in the three months ended June 30, 2020 compared to the same period in 2019, primarily due to a $2.8 million decrease in contractor costs coupled with a $1.4 million decrease in billable expenses and a $0.3 million decrease in facility and overhead costs. These decreases were partially offset by a $2.0 million increase in professional services and product support personnel costs and a $0.6 million increase in other cost of revenue. Contractor costs decreased in the three months ended June 30, 2020 compared to the same period in 2019 because of a decrease in the usage of subcontractors for professional services engagements. Billable expenses decreased primarily due to lower travel and entertainment related expenses as a result of our shift to largely remote work while the decrease in facility and overhead costs was due largely to a reduction in rent expense. Personnel costs increased due to an increase in professional services and product support staff personnel headcount of 18.2% from June 30, 2019 to June 30, 2020. The increase in other cost of revenue was due to increased hosting costs as sales of our cloud offering increased in the three months ended June 30, 2020.

Subscriptions gross margin decreased to 88.6% for the three months ended June 30, 2020 compared to 89.1% in the same period in 2019 due to increased hosting costs during the three months ended June 30, 2020 as sales of our cloud offering increased and became a larger proportion of our overall subscription revenue. Professional services gross margin increased to 35.1% for the three months ended June 30, 2020 compared to 33.1% in the same period in 2019 due to a decrease in the usage of subcontractors for professional services engagements, a decrease in travel and entertainment related expenses, and a decrease in rent expenses. Due to the higher percentage of subscriptions revenue for the comparable periods and the aforementioned declines in professional services expenses, gross margin rose to 68.3% in the three months ended June 30, 2020 as compared to 64.7% in the same period in 2019.

Sales and Marketing Expense

	Three Months Ended June 30,
	2020	2019	% Change
	(dollars in thousands)
Sales and marketing	$29,086	$29,992	(3.0)%
% of revenue	43.6%	45.9%

Sales and marketing expense decreased $0.9 million, or 3.0%, in the three months ended June 30, 2020 compared to the same period in 2019, primarily due to a $3.7 million decrease in marketing costs and a $2.8 million decrease in facility and overhead costs, which were partially offset by a $5.0 million increase in sales and marketing personnel costs and a $0.6 million increase in professional fees. Marketing costs decreased largely due to reduced costs incurred as a result of moving our annual user conference Appian World to virtual-only as well as a reduction in the number of in-person marketing events. Facility and overhead costs decreased due to lower travel and entertainment related expenses as a result of our shift to largely remote work. Personnel costs increased due to an increase in sales and marketing personnel headcount of 9.8% from June 30, 2019 to June 30, 2020 and increased sales commissions driven by our subscriptions revenue growth. Professional fees increased due to an increase in consulting fees and contract labor to support our growth.

Research and Development Expense

	Three Months Ended June 30,
	2020	2019	% Change
	(dollars in thousands)
Research and development	$17,178	$12,765	34.6%
% of revenue	25.7%	19.6%

Research and development expense increased $4.4 million, or 34.6%, in the three months ended June 30, 2020 compared to the same period in 2019, primarily due to a $4.7 million increase in research and development personnel costs, partially offset by a $0.2 million decrease in facility and overhead costs. Personnel costs increased due to an increase in research and development personnel headcount by 30.0% from June 30, 2019 to June 30, 2020. Facility and overhead costs decreased due to lower travel and entertainment related expenses as a result of our shift to largely remote work.

General and Administrative Expense

	Three Months Ended June 30,
	2020	2019	% Change
	(dollars in thousands)
General and administrative expense	$11,450	$9,261	23.6%
% of revenue	17.1%	14.2%

General and administrative expense increased $2.2 million, or 23.6%, in the three months ended June 30, 2020 compared to the same period in 2019 due to a $1.9 million increase in general and administrative personnel costs and a $0.3 million increase in professional fees, which was partially offset by a $0.1 million decrease in facility and overhead costs. Personnel costs increased due to an increase in general and administrative personnel headcount by 30.3% from June 30, 2019 to June 30, 2020, coupled with a $0.8 million increase in stock-based compensation expense which was primarily attributable to a stock option to purchase 700,000 shares of our Class A common stock granted to our Chief Executive Officer in May 2019. Professional fees increased due to the use of consulting services to support our back-office initiatives. Facility and overhead costs decreased primarily due to lower travel and entertainment related expenses as a result of our shift to largely remote work.

Other Income, Net

	Three Months Ended June 30,
	2020	2019	% Change
	(dollars in thousands)
Other income, net	$(682)	$(79)	***
% of revenue	(1.0)%	(0.1)%
*** - Indicates a percentage that is not meaningful

Other income, net increased by $0.6 million in the three months ended June 30, 2020 compared to the same period in 2019, primarily due to $0.6 million in foreign exchange gains in the three months ended June 30, 2020 compared to nominal foreign exchange losses in the three months ended June 30, 2019. The increase in foreign exchange gains was primarily due to currency fluctuations of the British Pound Sterling, Euro, Singapore dollar, and Swiss franc versus the U.S. dollar during the three months ended June 30, 2020 compared to the same period in 2019.

Interest Expense

	Three Months Ended June 30,
	2020	2019	% Change
	(dollars in thousands)
Interest expense	$128	$69	85.5%
% of revenue	0.2%	0.1%

Interest expense increased by $0.1 million, or 85.5%, in the three months ended June 30, 2020 compared to the same period in 2019, primarily due to commitment fees on the letter of credit outstanding.

Comparison of the Six Months Ended June 30, 2020 and 2019

Revenue

	Six Months Ended June 30,
	2020	2019	% Change
	(dollars in thousands)
Revenue
Subscriptions	$91,854	$71,417	28.6%
Professional services	53,785	54,162	(0.7)%
Total revenue	$145,639	$125,579	16.0%

Total revenue increased $20.1 million, or 16.0%, in the six months ended June 30, 2020 compared to the same period in 2019 due to an increase in our subscriptions revenue of $20.4 million which was partially offset by a decrease in our professional services revenue of $0.4 million. Of the increase in subscriptions revenue, $13.9 million, or 68.0%, was attributable to cloud subscription revenue while $5.5 million, or 27.0%, was attributable to on-premise software revenue. With respect to new versus existing customers, $13.4 million of the increase in revenue stemmed from expanded deployments and corresponding sales of additional subscriptions to existing customers while the remaining increase of $7.0 million was the result of sales of subscriptions to new customers, $2.8 million of which related to a three year on-premise contract which closed in the first quarter of 2020. The decrease in professional services revenue was due to a $10.5 million decrease in revenue from existing customers which was substantially offset by $10.1 million in sales to new customers.

Cost of Revenue

	Six Months Ended June 30,
	2020	2019	% Change
	(dollars in thousands)
Cost of revenue
Subscriptions	$10,084	$7,621	32.3%
Professional services	35,191	39,496	(10.9)%
Total cost of revenue	$45,275	$47,117	(3.9)%
Subscriptions gross margin	89.0%	89.3%
Professional services gross margin	34.6%	27.1%
Total gross margin	68.9%	62.5%

Cost of revenue decreased $1.8 million, or 3.9%, in the six months ended June 30, 2020 compared to the same period in 2019, primarily due to a $4.8 million decrease in contractor costs, a $1.4 million decrease in billable expenses, and a $0.1 million decrease in facility and overhead costs. These decreases were largely offset by a $2.9 million increase in professional services and product support personnel costs and a $1.6 million increase in other cost of revenue. Contractor costs decreased in the six months ended June 30, 2020 compared to the same period in 2019 because of a decrease in the usage of subcontractors for professional service engagements. Billable expenses decreased primarily due to lower travel and entertainment related expenses as a result of our shift to largely remote work while the decrease in facility and overhead costs was due largely to a reduction in rent expense. Personnel costs increased due to an increase in professional services and product support staff personnel headcount of 18.2% from June 30, 2019 to June 30, 2020. The increase in other cost of revenue was due to increased hosting costs as sales of our cloud offering increased in the six months ended June 30, 2020.

Subscriptions gross margin was 89.0% for the six months ended June 30, 2020 compared to 89.3% in the same period in 2019 due to increased hosting costs during the six months ended June 30, 2020 as sales of our cloud offering increased and became a larger proportion of our overall subscription revenue. Professional services gross margin was 34.6% for the six months ended June 30, 2020 compared to 27.1% in the same period in 2019 due to a decrease in the usage of subcontractors for professional services engagements, a decrease in travel and entertainment related expenses, a decrease in rent expenses, a $1.6 million decrease in stock-based compensation expense due to the vesting of restricted stock units granted to three of our co-founders during the six months ended June 30, 2019, and the timing of certain contracts which were delivered in 2019 but for which revenue was recognized in 2020. Due to the higher percentage of subscriptions revenue for the comparable periods as well as the aforementioned declines in professional services expenses, gross margin was 68.9% in the six months ended June 30, 2020 as compared to 62.5% in the same period in 2019.

Sales and Marketing Expense

	Six Months Ended June 30,
	2020	2019	% Change
	(dollars in thousands)
Sales and marketing	$63,258	$58,583	8.0%
% of revenue	43.4%	46.7%

Sales and marketing expense increased $4.7 million, or 8.0%, in the six months ended June 30, 2020 compared to the same period in 2019, primarily due to an $8.0 million increase in sales and marketing personnel costs and a $1.0 million increase in professional fees, which were partially offset by a $2.4 million decrease in facility and overhead costs and a $1.9 million decrease in marketing costs. Personnel costs increased due to an increase in sales and marketing personnel headcount by 9.8% from June 30, 2019 to June 30, 2020 and increased sales commissions driven by our subscriptions revenue growth, partially offset by a $1.8 million decrease in stock-based compensation expense. Professional fees increased due to an increase in consulting fees and contract labor to support our growth. Facility and overhead costs decreased due to lower travel and entertainment related expenses as a result of our shift to largely remote work. Marketing costs decreased due to reduced costs incurred as a result of moving our annual user conference Appian World to virtual-only as well as a reduction in the number of in-person marketing events.

Research and Development Expense

	Six Months Ended June 30,
	2020	2019	% Change
	(dollars in thousands)
Research and development	$33,216	$26,721	24.3%
% of revenue	22.8%	21.3%

Research and development expense increased $6.5 million, or 24.3%, in the six months ended June 30, 2020 compared to the same period in 2019, primarily due to a $6.6 million increase in research and development personnel costs, partially offset by a $0.1 million decrease in professional fees. Personnel costs increased due to an increase in research and development personnel headcount by 30.0% from June 30, 2019 to June 30, 2020, partially offset by a $1.4 million decrease in stock-based compensation expense. Professional fees decreased due to a decrease in consulting fees to support the development and enhancement of our platform.

General and Administrative Expense

	Six Months Ended June 30,
	2020	2019	% Change
	(dollars in thousands)
General and administrative expense	$24,591	$18,277	34.5%
% of revenue	16.9%	14.6%

General and administrative expense increased $6.3 million, or 34.5%, in the six months ended June 30, 2020 compared to the same period in 2019 due to a $4.3 million increase in general and administrative personnel costs, a $1.4 million increase in professional fees, and a $0.6 million increase in facility and overhead costs. Personnel costs increased due to an increase in general and administrative personnel headcount by 30.3% from June 30, 2019 to June 30, 2020 coupled with a $1.9 million increase in stock-based compensation expense during the six months ended June 30, 2020 which was primarily attributable to a stock option to purchase 700,000 shares of our Class A common stock granted to our Chief Executive Officer in May 2019. Professional fees increased due to the use of consulting services to support our back-office initiatives. Facility and overhead costs increased to support our personnel growth.

Other Expense (Income), Net

	Six Months Ended June 30,
	2020	2019	% Change
	(dollars in thousands)
Other expense (income), net	$2,432	$(381)	***
% of revenue	1.7%	(0.3)%
*** - Indicates a percentage that is not meaningful

Other expense (income), net increased by $2.8 million in the six months ended June 30, 2020 compared to the same period in 2019, primarily due to $2.9 million in foreign exchange losses in the six months ended June 30, 2020 compared to $0.1 million in foreign exchange losses in the six months ended June 30, 2019. The increase in foreign exchange losses was primarily due to currency fluctuations of the British pound sterling, Euro, Australian dollar, Singapore dollar, and Swedish krona versus the U.S. dollar during the six months ended June 30, 2020 compared to the same period in 2019.

Interest Expense

	Six Months Ended June 30,
	2020	2019	% Change
	(dollars in thousands)
Interest expense	$271	$140	93.6%
% of revenue	0.2%	0.1%

Interest expense increased by $0.1 million, or 93.6%, in the six months ended June 30, 2020 compared to the same period in 2019, primarily due to commitment fees on the letter of credit outstanding.

Liquidity and Capital Resources

As of June 30, 2020, we had $256.1 million of cash and cash equivalents.

In June 2020, we completed an underwritten public offering of 2,500,000 shares of our Class A common stock, of which 1,931,206 shares of Class A common stock were sold by us and 568,794 shares of Class A common stock were sold by existing stockholders. The underwriter purchased the shares from us and the selling stockholders at a price of $56.50 per share. Our net proceeds from the offering were $107.9 million, after deducting underwriting discounts and commissions and offering expenses. We did not receive any of the proceeds from the sale of shares by the selling stockholders.

We believe our existing cash and cash equivalents, together with any positive cash flows from operations and available borrowings under our line of credit, will be sufficient to support working capital and capital expenditure requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of spending to support research and development efforts, the expansion of sales and marketing activities, particularly internationally, the introduction of new and enhanced products and functions as well as platform enhancements and professional services offerings, the level of market acceptance of our applications, spending we may incur on our new headquarters, and the global economic uncertainty and financial market conditions caused by the COVID-19 pandemic and its impact on our business. In the event additional financing is required from outside sources, we may be unable to raise the funds on acceptable terms, if at all. To the extent existing cash and cash equivalents and investments and cash from operations are not sufficient to fund future activities, we may need to raise additional funds. We recently have raised and may continue to seek to raise additional funds through equity, equity-linked, or debt financings. If we raise additional funds through the incurrence of indebtedness, such indebtedness may have rights that are senior to holders of our equity securities and could contain covenants that restrict operations. Any additional equity financing may be dilutive to our existing stockholders. We recently have, and in the future may continue to, invest or acquire stakes in complementary businesses, products, or technologies, which could also require us to seek additional equity financing, incur indebtedness, or use cash resources. We have no present binding agreements or commitments to enter into any such acquisitions. If we are unable to raise additional capital when desired, our business, operating results, and financial condition could be adversely affected.

The following table shows a summary of our cash flows for the six months ended June 30, 2020 and 2019 (in thousands):

	Six Months Ended June 30,
	2020	2019
Cash (used in) provided by operating activities	$(6,957)	$12,007
Cash used in investing activities	(6,824)	(27,689)
Cash provided by financing activities	109,768	1,987

Sources of Funds

We have financed our operations in large part with equity and debt financing arrangements, including net proceeds of $77.8 million from our initial public offering in May 2017, net proceeds of $57.8 million from our underwritten public offering in August 2018, net proceeds of $101.3 million from our underwritten public offering in September 2019, and net proceeds of $107.9 million from our underwritten public offering in June 2020. In addition, we have financed our operations through sales of subscriptions and professional services and borrowings under our credit facilities. We also financed $3.7 million of office furniture and fixtures and $0.8 million of equipment, both associated with the build out of our new headquarters.

In November 2017, we entered into a $20.0 million revolving line of credit with a lender. The facility matures in November 2022. We may elect whether amounts drawn on the revolving line of credit bear interest at a floating rate per annum equal to either the LIBOR or the prime rate plus an additional interest rate margin that is determined by the availability of borrowings under the revolving line of credit. The additional interest rate margin will range from 2.00% to 2.50% in the case of LIBOR advances and from 1.00% to 1.50% in the case of prime rate advances. The revolving line of credit contains an unused facility fee in an amount between 0.15% and 0.25% of the average unused portion of the revolving line of credit, which is payable quarterly. The agreement contains certain customary affirmative and negative covenants and requires us to maintain (1) an adjusted quick ratio of at least 1.35 and (ii) minimum adjusted EBITDA in the amounts and for the periods set forth in the agreement. Any amounts borrowed under the credit facility are collateralized by substantially all of our assets. We were in compliance with all covenants as of June 30, 2020. As of June 30, 2020, we had not made any borrowings under this revolving line of credit, and we had outstanding letters of credit totaling $11.1 million in connection with securing our leased office space.

Use of Funds

Our principal uses of cash are funding operations and other working capital requirements. More recently, we have utilized cash to pay for the acquisition of an entity we believe is complementary to our business. Over the past several years, revenue has increased significantly from year to year and, as a result, cash flows from customer collections have increased. However, operating expenses have also increased as we have invested in growing our business. Our uses of cash in 2020 to date have included the acquisition of Novayre and modest capital expenditures while cash uses in 2019 included the build out of our new headquarters, which included spend approximately $21.0 million above the $18.4 million tenant improvement allowance provided by the landlord for the build out, of which $17.0 million related to office furniture and fixtures and computer hardware that has been financed. For the six months ended June 30, 2020, substantially all of the $6.8 million of cash used in investing activities was related to the acquisition of Novayre.

Historical Cash Flows

Operating Activities

For the six months ended June 30, 2020, net cash used in operating activities of $7.0 million consisted of a net loss of $23.4 million, offset by $10.1 million in adjustments for non-cash items and $6.4 million of cash provided by changes in working capital. Adjustments for non-cash items consisted of stock-based compensation of $7.1 million, depreciation and amortization expense of $3.0 million, and bad debt expense of $0.2 million. The increase in cash and cash equivalents resulting from changes in working capital primarily consisted of a $2.6 million increase in accrued compensation and related benefits as a result of higher employee benefit accruals such as vacation and bonuses, a $2.4 million increase in operating lease liabilities, a $2.3 million increase in deferred revenue as a result of increased subscription sales, a $1.9 million decrease in prepaid expenses and other assets, and a $1.3 million increase in other liabilities due to the deferral of social security tax payments pursuant to the provisions of the CARES Act. These increases to working capital were partially offset by a $2.1 million increase in accounts receivable stemming from decreased cash collections during the six months ended June 30, 2020, a $1.7 million decrease in accounts payable and accrued expenses primarily due to the timing of payments, and a $0.3 million increase in deferred commissions.

For the six months ended June 30, 2019, net cash provided by operating activities of $12.0 million consisted of a net loss of $25.3 million, offset by $12.0 million in adjustments for non-cash items and $25.2 million of cash provided by changes in working capital. Adjustments for non-cash items consisted of stock-based compensation of $9.9 million, depreciation and amortization expense of $1.9 million, a loss on disposal of equipment of $0.1 million, and bad debt expense of $0.1 million. The increase in cash and cash equivalents resulting from changes in working capital primarily consisted of a $13.5 million decrease in prepaid expenses and other assets, primarily due to a decrease in the non-trade receivable resulting from our tenant improvement allowance. In accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP, the $17.0 million of tenant improvement allowance reimbursements received during the six months ended June 30, 2019 are a source of cash in operating activities, whereas the capital expenditures are recorded as cash used in investing activities. There was also a $9.3 million decrease in accounts receivable due to increased cash collections during the six months ended June 30, 2019 and a $5.5 million increase in accounts payable and accrued expenses primarily due to the timing of payments. There was also a $4.6 million increase in deferred rent, non-current as a result of taking initial possession of the second phase of our new headquarters in February 2019 and recording an additional lease incentive obligation. There was also a $0.6 million increase in deferred revenue as a result of increased subscription sales. These increases were partially offset by a $3.2 million decrease in accrued compensation and related benefits primarily due to a decrease in accrued vacation expense because of our new paid-time off policy, which took effect on January 1, 2019. There was also a $4.8 million increase in deferred commissions due to increased sales during the six months ended June 30, 2019 and a $0.3 million decrease in other current liabilities.

Investing Activities

For the six months ended June 30, 2020, net cash used in investing activities was $6.8 million which was primarily the result of $6.1 million in payments, net of cash acquired, related to the acquisition of Novayre. In addition, there were approximately $0.7 million in purchases of property and equipment.

For the six months ended June 30, 2019, net cash used in investing activities was $27.7 million and related primarily to the build-out of our new headquarters and the purchase of property and equipment.

Financing Activities

For the six months ended June 30, 2020, net cash provided by financing activities was $109.8 million, consisting of $108.2 million in proceeds from our underwritten public offering in June 2020, net of underwriting discounts and commissions and the payment of offering expenses and $2.2 million in proceeds received from stock option exercises, partially offset by $0.7 million in principal payments on finance leases.

For the six months ended June 30, 2019, net cash provided by financing activities was $2.0 million, consisting of proceeds received from stock option exercises.

Contractual Obligations and Commitments

We entered into a Second Amendment to Deed of Lease, or the Lease Second Amendment, with Tamares 7950 Owner LLC, or the Landlord, effective as of January 1, 2020. The Lease Second Amendment modified the Deed of Lease dated as of April 17, 2018, as amended on December 23, 2019, between us and Landlord, or the Lease, for our headquarters in McLean, Virginia. Under the Lease Second Amendment, we exercised an option to expand the lease to the fourth floor of the North Tower, or the Fourth Floor, adding approximately 34,158 square feet to the premises. We will commence occupancy of the Fourth Floor on the sooner of the completion of certain improvements to the Fourth Floor and October 14, 2020. The monthly base rent for the Fourth Floor will be $87,388 for the first 27 months of the lease term, subject to periodic increases thereafter.

Other than as described above, as of June 30, 2020, there was no material change in our contractual obligations and commitments from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 20, 2020.

Off-Balance Sheet Arrangements

As of June 30, 2020, we did not have any relationships with unconsolidated entities or financial partnerships, including entities sometimes referred to as structured finance or special purpose entities, that were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We do not engage in off-balance sheet financing arrangements. In addition, we do not engage in trading activities involving non-exchange traded contracts. We therefore believe we are not materially exposed to any financing, liquidity, market, or credit risks that could arise if we had engaged in these relationships.

Critical Accounting Policies and Estimates

The preparation of our condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and judgments that affect the amounts reported in those financial statements and accompanying notes. Although we believe the estimates we use are reasonable, due to the inherent uncertainty involved in making those estimates, actual results reported in future periods could differ from those estimates. Significant estimates and judgments embedded in the consolidated financial statements for the periods presented include revenue recognition, stock-based compensation, the valuation of goodwill and intangible assets, leases, costs to obtain a contract with a customer, and income taxes.

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

Interest Rate Risk

We had cash and cash equivalents of $256.1 million as of June 30, 2020, which consisted of cash in readily available checking accounts and overnight repurchase investments. These securities are not dependent on interest rate fluctuations that may cause the principal amount of these assets to fluctuate.

At June 30, 2020, we had no outstanding borrowings.

Foreign Currency Exchange Risk

Our reporting currency is the U.S. dollar. Due to our international operations, we have foreign currency risks related to revenue and operating expenses denominated in currencies other than the U.S. dollar, primarily the British pound sterling, Euro, Australian dollar, Singapore dollar, Swedish krona, and Swiss franc. Our sales contracts are primarily denominated in the local currency of the customer making the purchase. In addition, a portion of operating expenses are incurred outside the United States and are denominated in foreign currencies. Decreases in the relative value of the U.S. dollar to other currencies may negatively affect revenue and other operating results as expressed in U.S. dollars. We do not believe an immediate 10% increase or decrease in the relative value of the U.S. dollar to other currencies would have a material effect on operating results.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020. Based on the evaluation of our disclosure controls and procedures as of June 30, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

In response to the COVID-19 pandemic, many state, local, and foreign governments have put in place, and others in the future may put in place, quarantines, executive orders, shelter-in-place orders, and similar government orders and restrictions in order to control the spread of the disease. Such orders or restrictions, or the perception that such orders or restrictions could occur, have resulted in business closures, work stoppages, slowdowns and delays, work-from-home policies, and travel restrictions, among other effects that could negatively impact productivity and disrupt our operations. For example, we have implemented a work-from-home policy for employees, and we may take further actions that alter our operations as may be required by federal, state, or local authorities or which we determine are in the best interests of our employees and stockholders.

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

Pursuant to our amended and restated certificate of incorporation, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, or other employees to us or our stockholders, (3) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, our amended and restated certificate of incorporation, or our amended and restated bylaws, or (4) any action asserting a claim governed by the internal affairs doctrine. Our amended and restated certificate of incorporation also provides the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. Our amended and restated certificate of incorporation further provides any person or entity purchasing or otherwise acquiring any interest in shares of our Class A common stock is deemed to have notice of and consented to the foregoing provisions. The forum selection clause in our amended and restated certificate of incorporation may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us and limit the market price of our Class A common stock.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a.Recent Sales of Unregistered Equity Securities

Not applicable.

b.Use of Proceeds

Not applicable.

c.Issuer Purchases of Equity Securities

Not applicable.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

Not applicable.

Item 6. EXHIBITS

Exhibit No.	Description	Reference
10.1	Separation Agreement, dated as of May 1, 2020, by and between Appian Corporation and David Mitchell.	Attached.

10.2	Employment Agreement, dated as of May 6, 2020, by and between Appian Corporation and Eric Cross.	Attached.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Attached.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Attached.

32.1	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Attached.

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.	Attached.

101.SCH	XBRL Taxonomy Extension Schema Document	Attached.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Attached.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Attached.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Attached.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Attached.

104	Cover page formatted as Inline XBRL and contained in Exhibit 101	Attached.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPIAN CORPORATION

August 6, 2020	By:	/s/ Matthew Calkins
Name: Matthew Calkins
Title: Chief Executive Officer and Chairman of the Board (on behalf of the Registrant and as Principal Executive Officer)