Form 10-Q
period 2020-09-30
APPIAN CORP
filed 2020-11-05
CIK 1441683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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

As of November 2, 2020, there were 37,834,226 shares of the registrant’s Class A common stock and 32,214,666 shares of the registrant’s Class B common stock, each with a par value of $0.0001 per share, outstanding.

Table of Contents

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements	3
	Condensed Consolidated Balance Sheets as of September 30, 2020 (unaudited) and December 31, 2019	3
	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2020 and September 30, 2019 (unaudited)	4
	Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2020 and September 30, 2019 (unaudited)	5
	Condensed Consolidated Statement of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2020 and September 30, 2019 (unaudited)	6
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and September 30, 2019 (unaudited)	8
	Notes to Condensed Consolidated Financial Statements (unaudited)	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	42
Item 4.	Controls and Procedures	43

PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	44
Item 1A.	Risk Factors	44
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	46
Item 3.	Defaults Upon Senior Securities	46
Item 4.	Mine Safety Disclosures	46
Item 5.	Other Information	46
Item 6.	Exhibits	46
Signature		47

PART I—FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
APPIAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	As of
	September 30, 2020	December 31, 2019
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$251,088	$159,755
Accounts receivable, net of allowance of $1,200 and $600 as of September 30, 2020 and December 31, 2019, respectively	89,219	70,408
Deferred commissions, current	16,292	14,543
Prepaid expenses and other current assets	25,909	32,955
Total current assets	382,508	277,661
Property and equipment, net	36,415	39,554
Goodwill	4,637	—
Intangible assets, net of accumulated amortization of $307 as of September 30, 2020	1,765	—
Operating right-of-use assets	30,855	24,205
Deferred commissions, net of current portion	31,580	28,979
Deferred tax assets	654	494
Other assets	4,042	592
Total assets	$492,456	$371,485
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$4,630	$5,222
Accrued expenses	6,287	7,488
Accrued compensation and related benefits	16,615	10,691
Deferred revenue, current	96,902	82,201
Operating lease liabilities, current	6,592	3,836
Finance lease liabilities, current	1,549	1,447
Other current liabilities	319	1,395
Total current liabilities	132,894	112,280
Operating lease liabilities, net of current portion	51,727	44,416
Finance lease liabilities, net of current portion	1,192	2,375
Deferred revenue, net of current portion	4,371	7,139
Deferred tax liabilities	461	38
Other non-current liabilities	4,069	—
Total liabilities	194,714	166,248
Stockholders’ equity
Class A common stock—par value $0.0001; 500,000,000 shares authorized and 37,805,423 shares issued and outstanding as of September 30, 2020; 500,000,000 shares authorized and 34,525,386 shares issued and outstanding as of December 31, 2019	4	3
Class B common stock—par value $0.0001; 100,000,000 shares authorized and 32,214,766 shares issued and outstanding as of September 30, 2020; 100,000,000 shares authorized and 32,942,636 shares issued and outstanding as of December 31, 2019	3	3
Additional paid-in capital	462,686	340,929
Accumulated other comprehensive loss	(2,442)	(285)
Accumulated deficit	(162,509)	(135,413)
Total stockholders’ equity	297,742	205,237
Total liabilities and stockholders’ equity	$492,456	$371,485
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPIAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue
Subscriptions	$50,760	$37,774	$142,614	$109,191
Professional services	26,544	28,381	80,329	82,543
Total revenue	77,304	66,155	222,943	191,734
Cost of revenue
Subscriptions	5,101	4,484	15,185	12,105
Professional services	16,450	19,467	51,641	58,963
Total cost of revenue	21,551	23,951	66,826	71,068
Gross profit	55,753	42,204	156,117	120,666
Operating expenses
Sales and marketing	31,633	27,603	94,891	86,186
Research and development	18,150	15,697	51,366	42,418
General and administrative	13,485	11,191	38,076	29,468
Total operating expenses	63,268	54,491	184,333	158,072
Operating loss	(7,515)	(12,287)	(28,216)	(37,406)
Other (income) expense
Other (income) expense, net	(4,277)	2,262	(1,845)	1,881
Interest expense	119	96	390	236
Total other (income) expense	(4,158)	2,358	(1,455)	2,117
Loss before income taxes	(3,357)	(14,645)	(26,761)	(39,523)
Income tax expense	255	5	335	394
Net loss	$(3,612)	$(14,650)	$(27,096)	$(39,917)
Net loss per share:
Basic and diluted	$(0.05)	$(0.22)	$(0.39)	$(0.62)
Weighted average common shares outstanding:
Basic and diluted	69,923,553	65,508,113	68,611,994	64,860,342
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPIAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss	$(3,612)	$(14,650)	$(27,096)	$(39,917)
Comprehensive income (loss), net of income taxes:
Foreign currency translation adjustment	(1,960)	680	(2,157)	486
Total other comprehensive loss, net of income taxes	$(5,572)	$(13,970)	$(29,253)	$(39,431)
 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPIAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(unaudited, in thousands, except share data)

				Accumulated Other Comprehensive Income (Loss)		Total Stockholders' Equity
	Common Stock		Additional Paid-In Capital		Accumulated Deficit
	Shares	Amount
Balance, January 1, 2020	67,468,022	$6	$340,929	$(285)	$(135,413)	$205,237
Net loss	—	—	—	—	(11,669)	(11,669)
Issuance of common stock to directors	1,946	—	—	—	—	—
Vesting of restricted stock units	46,031	—	—	—	—	—
Exercise of stock options	129,082	—	670	—	—	670
Stock-based compensation expense	—	—	3,476	—	—	3,476
Other comprehensive income	—	—	—	17	—	17
Balance, March 31, 2020	67,645,081	6	345,075	(268)	(147,082)	197,731
Net loss	—	—	—	—	(11,815)	(11,815)
Issuance of common stock from public offering, net of issuance costs	1,931,206	1	107,914	—	—	107,915
Issuance of common stock to directors	2,296	—	—	—	—	—
Vesting of restricted stock units	13,567	—	—	—	—	—
Exercise of stock options	248,165	—	1,571	—	—	1,571
Stock-based compensation expense	—	—	3,614	—	—	3,614
Other comprehensive loss	—	—	—	(214)	—	(214)
Balance, June 30, 2020	69,840,315	7	458,174	(482)	(158,897)	298,802
Net loss	—	—	—	—	(3,612)	(3,612)
Issuance of common stock to directors	2,417	—	—	—	—	—
Vesting of restricted stock units	33,641	—	—	—	—	—
Exercise of stock options	143,816	—	934	—	—	934
Stock-based compensation expense	—	—	3,578	—	—	3,578
Other comprehensive loss	—	—	—	(1,960)	—	(1,960)
Balance, September 30, 2020	70,020,189	$7	$462,686	$(2,442)	$(162,509)	$297,742

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

				Accumulated Other Comprehensive Income (Loss)		Total Stockholders' Equity
	Common Stock		Additional Paid-In Capital		Accumulated Deficit
	Shares	Amount
Balance, January 1, 2019	63,916,437	$6	$218,284	$542	$(145,640)	$73,192
Cumulative effect of adoption of ASC 606	—	—	—	—	60,941	60,941
Net loss	—	—	—	—	(15,216)	(15,216)
Issuance of common stock to directors	3,461	—	—	—	—	—
Vesting of restricted stock units	278,680	—	—	—	—	—
Exercise of stock options	482,444	—	1,073	—	—	1,073
Stock-based compensation expense	—	—	7,225	—	—	7,225
Other comprehensive income	—	—	—	296	—	296
Balance, March 31, 2019	64,681,022	6	226,582	838	(99,915)	127,511
Net loss	—	—	—	—	(10,051)	(10,051)
Issuance of common stock to directors	2,684	—	—	—	—	—
Vesting of restricted stock units	6,010	—	—	—	—	—
Exercise of stock options	147,852	—	914	—	—	914
Stock-based compensation expense	—	—	2,689	—	—	2,689
Other comprehensive loss	—	—	—	(490)	—	(490)
Balance, June 30, 2019	64,837,568	6	230,185	348	(109,966)	120,573
Net loss	—	—	—	—	(14,650)	(14,650)
Issuance of common stock from public offering, net of issuance costs	1,825,000	—	101,303	—	—	101,303
Issuance of common stock to directors	2,563	—	—	—	—	—
Vesting of restricted stock units	94,772	—	—	—	—	—
Exercise of stock options	387,095	—	2,065	—	—	2,065
Stock-based compensation expense	—	—	3,141	—	—	3,141
Other comprehensive income	—	—	—	680	—	680
Balance, September 30, 2019	67,146,998	$6	$336,694	$1,028	$(124,616)	$213,112

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPIAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(27,096)	$(39,917)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,485	3,273
Bad debt expense	778	98
Loss on disposal of property and equipment	22	146
Deferred income taxes	(162)	(191)
Stock-based compensation	10,668	13,055
Changes in assets and liabilities:
Accounts receivable	(22,594)	1,854
Prepaid expenses and other assets	4,491	23,280
Deferred commissions	(4,349)	(6,192)
Accounts payable and accrued expenses	(2,456)	(3,909)
Accrued compensation and related benefits	5,844	(2,159)
Other liabilities	2,963	(251)
Deferred revenue	10,531	2,315
Operating lease liabilities	3,422	—
Deferred rent, non-current	—	5,718
Net cash used in operating activities	(13,453)	(2,880)
Cash flows from investing activities:
Payments for acquisitions, net of cash acquired	(6,138)	—
Purchases of property and equipment	(1,036)	(31,430)
Net cash used in investing activities	(7,174)	(31,430)
Cash flows from financing activities:
Principal payments on finance leases	(1,080)	(299)
Proceeds from public offerings, net of underwriting discounts	108,260	101,653
Payments of costs related to public offerings	(18)	(12)
Proceeds from exercise of common stock options	3,175	4,052
Net cash provided by financing activities	110,337	105,394
Effect of foreign exchange rate changes on cash and cash equivalents	1,623	(460)
Net increase in cash and cash equivalents	91,333	70,624
Cash and cash equivalents, beginning of period	159,755	94,930
Cash and cash equivalents, end of period	$251,088	$165,554
Supplemental disclosure of cash flow information:
Cash paid for interest	$116	$250
Cash paid for income taxes	$630	$236
Supplemental disclosure of non-cash financing information:
Capital lease obligations to acquire new office furniture and fixtures and computer hardware	$—	$4,491
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

The ongoing outbreak of the novel coronavirus disease ("COVID-19") has resulted in the declaration of a global pandemic and introduced a level of disruption and uncertainty into the financial markets and global economy. While we continue to monitor the developments surrounding the pandemic, as of the date of issuance of these financial statements, we are not aware of any specific events or circumstances that would require us to update our estimates, assumptions, and judgments or revise the carrying value of our assets or liabilities. We cannot estimate the impacts COVID-19 will have on our business going forward as such impacts will be largely dependent upon a number of factors outside of our control including the extent and duration of the outbreak as well as any mitigating actions which may be undertaken by global governments and the general public.

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

With regard to our customers, credit evaluation and account monitoring procedures are used to minimize the risk of loss. We believe no additional credit risk beyond amounts provided for collection loss are inherent in accounts receivable. Revenue generated from government agencies represented 19.9% and 17.9% of our revenue for the three and nine months ended September 30, 2020, respectively, of which the top three federal government agencies generated 8.7% and 7.4% of our revenue for the three and nine months ended September 30, 2020, respectively. Additionally, 32.2% and 34.0% of our revenue during the three and nine months ended September 30, 2020, respectively, was generated from foreign customers. When accounted for under ASC 606, revenue generated from government agencies represented 19.5% and 18.0% of our revenue for three and nine months ended September 30, 2019, respectively, of which the top three federal government agencies generated 8.6% and 7.2% of our revenue for the three and nine months ended September 30, 2019, respectively. Additionally, 31.0% and 31.9% of our revenue during the three and nine months ended September 30, 2019, respectively, was generated from foreign customers.

Cash and Cash Equivalents

APPIAN CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

We consider all highly liquid investments with an original or remaining maturity of three months or less at the date of purchase, as well as overnight repurchase investments, to be cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at realizable value, net of an allowance for doubtful accounts. The allowance for doubtful accounts is based on our assessment of the collectability of accounts and incorporates an estimation of expected lifetime credit losses on our receivables. We regularly review the composition of the accounts receivable aging, historical bad debts, changes in payment patterns, customer creditworthiness, and current economic trends. If the financial condition of our customers were to deteriorate, resulting in their inability to make required payments, additional provisions for doubtful accounts would be required and would increase bad debt expense. There was a $0.6 million increase in the allowance for doubtful accounts from December 31, 2019 to September 30, 2020.

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

Amortization associated with commission expense is recorded to sales and marketing costs in our condensed consolidated statements of operations. Commission expense was $5.6 million and $16.7 million for the three and nine months ended September 30, 2020, respectively. Commission expense was $3.6 million and $10.2 million for the three and nine months ended September 30, 2019, respectively.

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

Impairment of Long-Lived Assets

APPIAN CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Long-lived assets and certain intangible assets are reviewed for impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable through undiscounted cash flows from the use of the assets. If such assets are considered to be impaired, the assets are written down to their estimated fair value. No indicators of impairment were identified for the three and nine months ended September 30, 2020 and 2019.

Fair Value of Financial Instruments

The carrying amounts of our cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value as of September 30, 2020 and December 31, 2019 because of the relatively short duration of these instruments.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs

There were no instruments measured at fair value on a recurring basis using significant unobservable inputs as of September 30, 2020 and December 31, 2019.

Stock-Based Compensation

We account for stock-based compensation expense related to stock-based awards based on the estimated fair value of the award on the grant date. We calculate the fair value of stock options containing only a service condition using the Black-Scholes option pricing model. The fair value of restricted stock units ("RSUs") is based on the closing market price of our common stock on the Nasdaq Global Market on the date of grant. For service-based awards such as RSUs, stock-based compensation expense is recognized on a straight-line basis over the requisite service period. For performance-based awards, stock-based compensation expense is recognized using the accelerated attribution method based on the probability of satisfying the performance condition. For awards that contain market conditions, compensation expense is measured using a Monte Carlo simulation and recognized using the accelerated attribution method over the derived service period based on the expected market performance as of the grant date. We account for forfeitures as they occur rather than estimating expected forfeitures.

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

The following table summarizes revenue from contracts with customers for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
SaaS subscriptions	$34,312	$24,573	$92,282	$68,647
Term license subscriptions	11,830	9,199	37,002	28,859
Maintenance and support	4,618	4,002	13,330	11,685
Professional services	26,544	28,381	80,329	82,543
Total revenue	$77,304	$66,155	$222,943	$191,734

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

SaaS Subscriptions

APPIAN CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
We generate cloud-based subscription revenue primarily from the sales of subscriptions to access our cloud offering, together with related support services to our customers. We perform all required maintenance and support for our cloud offering. Revenue is recognized on a ratable basis over the contract term beginning on the date the service is made available to the customer. Our cloud-based subscription contracts generally have a term of one to three years in length. We bill customers and collect payment for subscriptions to our platform in advance, and they are non-cancellable.

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

Professional Services

Our professional services revenue is comprised of fees for consulting services, including application development and deployment assistance as well as training services related to our platform. Our professional services are considered distinct performance obligations when sold standalone or with other products.

Consulting Services

We sell consulting services to assist customers in planning and executing the deployment of our software. Customers are not required to use consulting services to fully benefit from the software. Consulting services are regularly sold on a standalone basis and either (1) under a fixed-fee arrangement or (2) on a time and materials basis. Consulting contracts are each considered separate performance obligations because they do not integrate with each other or with other products and services to deliver a combined output to the customer, do not modify or customize (or are not modified or customized by) each other or other products and services, and do not affect the customer's ability to use the other consulting offerings or other products and services. Revenue under consulting contracts is recognized over time as services are delivered. For time and materials-based consulting contracts, we have elected the practical expedient of recognizing revenue upon invoicing since the invoiced amount corresponds directly to the value of our service to date.

Training Services

We sell various training services to our customers. Training services are sold in the form of prepaid training credits that are redeemed based on a fixed rate per course. Training revenue is recognized when the associated training services are delivered.

Significant Judgments and Estimates

Determining the Transaction Price

The transaction price includes both fixed and variable consideration. Variable consideration is included in the transaction price to the extent it is probable a significant reversal will not occur. The amount of variable consideration excluded from the transaction price for the nine months ended September 30, 2020 was insignificant. Our estimates of variable consideration are also subject to subsequent true-up adjustments and may result in changes to transaction prices; however, such true-up adjustments are not expected to be material.

APPIAN CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Contract Balances

Timing may differ between the satisfaction of performance obligations and the invoicing and collection of amounts related to our contracts with customers. Contract assets primarily relate to unbilled amounts for contracts with customers for which the amount of revenue recognized exceeds the amount billed to the customer. Contract assets are transferred to accounts receivable when the right to invoice becomes unconditional. As of September 30, 2020 and December 31, 2019, contract assets of $18.4 million and $22.8 million, respectively, are included in the Prepaid expenses and other current assets and Other assets line items in our condensed consolidated balance sheets.

Contract liabilities consists of deferred revenue and include payments received in advance of the satisfaction of performance obligations. Deferred revenue is then recognized as the revenue recognition criteria are met. Deferred revenue that will be recognized during the succeeding 12-month period is recorded as current, and the remaining deferred revenue is recorded as non-current. For the nine months ended September 30, 2020, we recognized $75.3 million of revenue that was included in the deferred revenue balance as of December 31, 2019.

Transaction Price Allocated to the Remaining Performance Obligations

As of September 30, 2020, we had an aggregate transaction price of $185.8 million allocated to unsatisfied performance obligations. We expect to recognize $171.1 million of this balance as revenue over the next 24 months with the remaining amount recognized thereafter.

4. Leases

At the inception of an arrangement, we determine whether the arrangement is or contains a lease based on the unique facts and circumstances present and the classification of the lease. Operating leases with a term greater than one year are recognized on the balance sheet as right-of-use ("ROU") assets, lease liabilities, and, if applicable, long-term lease liabilities. ROU assets represent our right to use an underlying asset for the lease term, and lease liabilities represent our obligation to make lease payments arising from the lease. We have elected not to recognize on the balance sheet leases with a term of one year or less. For contracts with lease and non-lease components, we have elected not to allocate the contract consideration and to account for the lease and non-lease components as a single lease component. Finance leases are included in the Property and equipment,

APPIAN CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
net, Finance lease liabilities, current, and Finance lease liabilities, net of current portion line items in our condensed consolidated balance sheets.

Lease liabilities and their corresponding ROU assets are recorded based on the present value of lease payments over the expected lease term. The implicit rates within most of our leases are generally not determinable; therefore, we use the incremental borrowing rate at the lease commencement date to determine the present value of lease payments. The determination of our incremental borrowing rate requires judgment and is estimated for each lease based on the rate we would have to pay for a collateralized loan with the same term and payments as the lease. We consider various factors, including our level of collateralization, estimated credit rating, and the currency in which the lease is denominated. Operating lease ROU assets also include any lease prepayments, offset by lease incentives. Certain of our leases include options to extend or terminate the lease. An option to extend the lease is considered in connection with determining the ROU asset and lease liability when it is reasonably certain we will exercise that option while an option to terminate is considered unless it is reasonably certain we will not exercise the option. For certain equipment leases, we apply a portfolio approach to effectively account for the operating lease ROU assets and liabilities.

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

We have operating and finance leases for corporate offices, office furniture and fixtures, and computer hardware. Our leases have remaining lease terms of 1 to 12 years, some of which include options to extend the leases for up to 5 years.

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

In January 2020, we entered into an amendment which adjusts the original terms of the headquarters lease. Under this amendment, we exercised an option to expand occupancy, adding 34,158 square feet of space. Occupancy of the added space is to commence upon the earlier of the completion of certain improvements or October 14, 2020. Pursuant to the guidance of ASC 842, the amendment is considered a modification to the original lease and is accounted for as a separate contract because it represents a new right-of-use asset and the lease costs charged on the new space are at prevailing market rates. Effective July 1, 2020, we have taken possession of the space, begun to recognize rent expense, and reported a $7.9 million ROU asset and lease liability on our condensed consolidated balance sheets.

The following table sets forth the components of lease expense for the three and nine months ended September 30, 2020 (in thousands):

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Operating lease cost	$1,695	$4,971
Finance lease costs:
Amortization of right-of-use assets	373	1,118
Interest on lease liabilities	41	138
Short-term lease cost	85	465
Variable lease cost	1	218
Total	$2,195	$6,910

APPIAN CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Supplemental balance sheet information related to leases as of September 30, 2020 was as follows (in thousands, except for lease term and discount rate):

As of
September 30, 2020
Operating Leases
Operating right-of-use assets	$30,855

Operating lease liabilities, current	$6,592
Operating lease liabilities, net of current portion	51,727
Total operating lease liabilities	$58,319

Finance Leases
Property and equipment, at cost	$4,471
Accumulated depreciation	(1,818)
Property and equipment, net	$2,653

Finance lease liabilities, current	$1,549
Finance lease liabilities, net of current portion	1,192
Total finance lease liabilities	$2,741

Weighted Average Remaining Lease Term (in years)
Operating leases	10.8
Finance leases	1.8

Weighted Average Discount Rate
Operating leases	9.6%
Finance leases	5.5%

For the three and nine months ended September 30, 2020, amortization of operating right-of-use assets totaled $0.4 million and $1.3 million, respectively. For the three and nine months ended September 30, 2020, interest expense on operating right-of-use liabilities totaled $0.7 million and $2.2 million, respectively.

Supplemental cash flow information related to leases for the nine months ended September 30, 2020 was as follows (in thousands):

Nine Months Ended September 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows for operating leases	$1,716
Operating cash outflows for finance leases	138
Financing cash outflows for finance leases	1,080

A summary of our future minimum lease commitments under non-cancellable leases as of September 30, 2020 is as follows (in thousands):

APPIAN CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Operating Leases	Finance Leases
2020 (excluding the nine months ended September 30, 2020)	$1,687	$405
2021	7,455	1,620
2022	8,078	859
2023	8,157	—
2024	8,544	—
2025	9,240	—
Thereafter	57,382	—
Total lease payments	100,543	2,884
Less: imputed interest	(42,224)	(143)
Total	$58,319	$2,741

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

There were no changes to our reportable segments as a result of the acquisition, and revenue and expenses from the date of the acquisition through September 30, 2020 were immaterial. Additionally, acquisition costs incurred in relation to the transaction were immaterial.

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

6. Property and Equipment, net

APPIAN CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Property and equipment, net consisted of the following as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019
Leasehold improvements	$36,220	$37,130
Office furniture and fixtures	4,865	4,963
Computer hardware	3,903	3,365
Computer software	1,352	1,350
Equipment	48	72
Property and equipment, gross	46,388	46,880
Less: accumulated depreciation	(9,973)	(7,326)
Property and equipment, net	$36,415	$39,554

Depreciation expense totaled $1.4 million and $4.2 million for the three and nine months ended September 30, 2020, respectively. There were no disposals recorded during the three months ended September 30, 2020. During the nine months ended September 30, 2020, we retired $1.3 million of leasehold improvements, $0.1 million of computer hardware, and $0.1 million of office furniture and fixtures and equipment. Nominal losses on disposal were recorded for the three and nine months ended September 30, 2020.

Depreciation expense totaled $1.3 million and $3.3 million for the three and nine months ended September 30, 2019, respectively. During the three months ended September 30, 2019, we retired $0.4 million of computer hardware and $0.1 million of equipment. During the nine months ended September 30, 2019, we retired $3.2 million of leasehold improvements, $0.8 million of computer hardware, $0.4 million of office furniture and fixtures, and $0.1 million of equipment. During the three and nine months ended September 30, 2019, we recorded a loss on disposal of $0.1 million.

At September 30, 2020, property and equipment included $4.5 million of assets acquired under finance lease arrangements. Accumulated depreciation related to these finance lease arrangements totaled $1.8 million at September 30, 2020. Amortization of assets acquired under finance leases is included in depreciation and amortization expense.

7. Accrued Expenses

Accrued expenses consisted of the following as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019
Accrued hosting costs	$1,332	$1,865
Accrued contract labor costs	1,221	1,921
Accrued marketing and tradeshow expenses	687	365
Accrued audit and tax expenses	281	315
Accrued legal costs	377	422
Accrued reimbursable employee expenses	183	1,353
Accrued third party license fees	234	288
Other accrued expenses	1,972	959
Total	$6,287	$7,488

8. Debt

Line of Credit

In November 2017, we entered into a $20.0 million revolving line of credit with a lender. The facility matures in November 2022. We may elect whether amounts drawn on the revolving line of credit bear interest at a floating rate per annum equal to either LIBOR or the prime rate plus an additional interest rate margin that is determined by the availability of the borrowings

APPIAN CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
under the revolving line of credit. The additional interest rate margin will range from 2.00% to 2.50% in the case of LIBOR advances and from 1.00% to 1.50% in the case of prime rate advances. The revolving line of credit contains an unused facility fee in an amount between 0.15% and 0.25% of the average unused portion of the revolving line of credit, which is payable quarterly. The agreement contains certain customary affirmative and negative covenants and requires us to maintain (i) an adjusted quick ratio of at least 1.35 to 1.00 and (ii) minimum adjusted EBITDA, in the amounts and for the periods set forth in the agreement. Any amounts borrowed under the credit facility are collateralized by substantially all of our assets. We were in compliance with all covenants as of September 30, 2020. As of September 30, 2020, we had no outstanding borrowings under this revolving line of credit, and we had outstanding letters of credit totaling $11.2 million in connection with securing our leased office space.

9. Income Taxes

The provision for income taxes is based upon the estimated annual effective tax rates for the year applied to the current period income before tax plus the tax effect of any significant or unusual items, discrete events, or changes in tax law. Our operating subsidiaries are exposed to statutory effective tax rates ranging from zero to approximately 32%. Fluctuations in the distribution of pre-tax income among our operating subsidiaries can lead to fluctuations of the effective tax rate in the condensed consolidated financial statements. For the three and nine months ended September 30, 2020, the actual effective tax rates were (7.6)% and (1.3)%, respectively. For the three and nine months ended September 30, 2019, the actual effective tax rates were (0.0)% and (1.0)%, respectively.

We assess uncertain tax positions in accordance with ASC 740-10, Accounting for Uncertainties in Income Taxes. As of September 30, 2020, our net unrecognized tax benefits totaled $1.6 million, which if recognized would result in no net effect on the effective tax rate due to a valuation allowance. The amount of reasonably possible unrecognized tax benefits that could decrease over the next 12 months due to the expiration of certain statutes of limitations or settlements of tax audits is not material to our condensed consolidated financial statements.

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

10. Stock-Based Compensation

Equity Incentive Plans

In May 2017, our Board of Directors adopted, and our stockholders approved, the 2017 Equity Incentive Plan (the “2017 Plan”), which became effective as of the date of the final prospectus for our initial public offering. The 2017 Plan provides for the grant of incentive stock options to employees, and for the grant of nonstatutory stock options, restricted stock awards, RSUs, stock appreciation rights, performance-based stock awards, and other forms of equity compensation to employees, including officers, non-employee directors, and consultants. We initially reserved 6,421,442 shares of Class A common stock for issuance under the 2017 Plan, which included 421,442 shares that remained available for issuance under our 2007 Stock Option Plan (the “2007 Plan”) at the time the 2017 Plan became effective. The number of shares reserved under the 2017 Plan increases for any shares subject to outstanding awards originally granted under the 2007 Plan that expire or are forfeited prior to exercise. As a result of the adoption of the 2017 Plan, no further grants may be made under the 2007 Plan. As of September 30, 2020, there were 7,162,409 shares of Class A common stock reserved for issuance under the 2017 Plan, of which 4,536,688 were available to be issued.

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

In May 2019, our Board of Directors granted a stock option to purchase 700,000 shares of our Class A common stock to our Chief Executive Officer (the "2019 CEO Grant") under the 2017 Plan with an exercise price of $33.98 per share. The 2019 CEO Grant is eligible to vest based on the achievement of a stock price appreciation target of our Class A common stock. Specifically, the 2019 CEO Grant will vest when shares of our Class A common stock close at or above $84.63 per share for a period equal to or greater than 90 consecutive calendar days or upon the occurrence of a change in control in which the value of our Class A common stock is equal to or greater than $84.63 per share within five years of the grant date. The fair value of the 2019 CEO Grant was determined using a Monte Carlo simulation. The fair value of the award at the grant date was $9.5 million and will be amortized over the derived service period of 2.6 years.
There were no stock options granted during the three months ended September 30, 2020 and 2019. The following table summarizes the assumptions used to estimate the fair value of stock options granted during the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019
Risk-free interest rate	*	2.1%
Expected term (in years)	*	2.6
Expected volatility	*	55.0%
Expected dividend yield	*	—%
* Not applicable because no stock options were granted during the period

The following table summarizes stock option activity for the nine months ended September 30, 2020:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2020	4,458,611	$12.30	5.8	$115,501
Granted	—	—	—	—
Exercised	(521,063)	6.21	—	23,814
Expired	(1,380)	11.82	—	—
Canceled	(53,580)	11.36	—	—
Outstanding at September 30, 2020	3,882,588	$13.14	5.1	$200,397

Exercisable at September 30, 2020	2,659,928	$8.07	5.2	$150,767

There were no stock options granted during the nine months ended September 30, 2020. The weighted average grant date fair value of stock options granted during the nine months ended September 30, 2019 was $13.57 per share. The total fair value

APPIAN CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
of stock options that vested during the nine months ended September 30, 2020 and 2019 was $1.4 million and $1.7 million, respectively. As of September 30, 2020, the total compensation cost related to unvested stock options not yet recognized was $5.0 million, which will be recognized over a weighted average period of 1.2 years.

Restricted Stock Units

The following table summarizes RSU activity for the nine months ended September 30, 2020:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested and outstanding at January 1, 2020	1,022,835	$31.39
Granted	306,160	52.61
Vested	(93,239)	32.77
Canceled	(125,318)	32.00
Non-vested and outstanding at September 30, 2020	1,110,438	37.06

As of September 30, 2020, total unrecognized compensation cost related to unvested RSUs was approximately $33.4 million, which will be recognized over a weighted average period of 2.3 years.

In November 2018, our co-founders were granted 255,930 RSUs under the 2017 Plan at a fair value of $30.06 per share. The awards were approved by the Board of Directors. The value of these awards at the grant date was $7.7 million and was amortized over the vesting periods. The RSUs vested during the three months ended March 31, 2019.

The following table summarizes the components of our stock-based compensation expense by instrument type for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
RSUs	$2,494	$1,873	$7,268	$10,544
Stock options	992	1,176	3,123	2,235
Common stock awards to Board of Directors	92	92	277	276
Total stock-based compensation expense	$3,578	$3,141	$10,668	$13,055

Stock-based compensation expense for RSUs, stock options, and issuances of common stock is included in the following line items in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cost of revenue
Subscriptions	$236	$147	$678	$462
Professional services	406	243	935	2,461
Operating expenses
Sales and marketing	427	776	1,837	3,971
Research and development	669	433	1,841	2,983
General and administrative	1,840	1,542	5,377	3,178
Total stock-based compensation expense	$3,578	$3,141	$10,668	$13,055

APPIAN CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

11. Stockholders' Equity

As of September 30, 2020, we had authorized 500,000,000 shares of Class A common stock and 100,000,000 shares of Class B common stock, each with a par value of $0.0001 per share, of which 37,805,423 shares of Class A common stock and 32,214,766 shares of Class B common stock were issued and outstanding. The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion rights. The holders of Class A common stock are entitled to one vote per share, and the holders of Class B common stock are entitled to ten votes per share on all matters subject to stockholder vote. The holders of Class B common stock also have approval rights for certain corporate actions. Each share of Class B common stock may be converted into one share of Class A common stock at the option of its holder and will be automatically converted upon transfer thereof, subject to certain exceptions. In addition, upon the date on which the outstanding shares of Class B common stock represent less than 10% of the aggregate voting power of our capital stock, all outstanding shares of Class B common stock shall convert automatically into Class A common stock.

12. Basic and Diluted Loss per Common Share

The following potentially dilutive securities outstanding, prior to the use of the treasury stock method or the if-converted method, have been excluded from the computation of diluted weighted-average shares outstanding for the respective periods below because they would have been anti-dilutive:

	Three and Nine Months Ended September 30,
	2020	2019
Stock options	3,882,588	4,645,057
Non-vested restricted stock units	1,110,438	966,876

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

Letters of Credit

At September 30, 2020 and December 31, 2019, we had outstanding letters of credit totaling $11.2 million and $10.5 million, respectively, in connection with securing our leased office space. All letters of credit are secured by our borrowing arrangement as described in Note 8.

Legal

From time to time, we are subject to legal, regulatory, and other proceedings and claims that arise in the ordinary course of business. There are no issues or resolutions of any matters expected to have a material adverse impact on our condensed consolidated financial statements.

APPIAN CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
14. Segment and Geographic Information

The following table summarizes revenue by geography for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Domestic	$52,424	$45,666	$147,070	$130,528
International	24,880	20,489	75,873	61,206
Total	$77,304	$66,155	$222,943	$191,734

With respect to geographic information, revenue is attributed to respective geographies based on the contracting address of the customer. Revenues from customers attributed to the United Kingdom were 13.6% and 12.8% of our total revenue for the three and nine months ended September 30, 2020, respectively. Revenues from customers attributed to the United Kingdom were 12.6% and 12.1% of our total revenue for the three and nine months ended September 30, 2019, respectively. There were no other individual foreign countries from which more than 10% of our total revenue was attributable for each of the three and nine months ended September 30, 2020 and 2019. Substantially all of our long-lived assets were held in the United States as of September 30, 2020 and December 31, 2019.

15. Subsequent Events

Principal Paydown of Finance Leases

In October 2020, we paid $2.7 million to the lessor of our finance leases pursuant to an option included in our agreement permitting us to pay, in full at any time, the principal balances outstanding on our leases. As of the date of the paydown, the titles to the assets were transferred to us, the associated right-of-use liabilities were retired, and the carrying values of the purchased assets were adjusted accordingly.

RSU Grant

On November 3, 2020, the Compensation Committee of the Board of Directors approved a grant of 190,900 RSUs to certain employees of the Company. The awards, valued at $12.9 million, will vest annually over a period of 4 years.

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

Our customers include financial services, life sciences, government, telecommunications, media, energy, manufacturing, and transportation organizations. Generally, our sales force targets its efforts on organizations with over 2,000 employees and $2 billion in annual revenue. Revenue from government agencies represented 19.9% and 17.9% of our total revenue in the three and nine months ended September 30, 2020, respectively, as compared to 19.5% and 18.0% of our total revenue in the three and nine months ended September 30, 2019, respectively. No single end-customer accounted for more than 10% of our total revenue in the three and nine months ended September 30, 2020 or September 30, 2019.

Our platform supports multiple languages to facilitate collaboration and address challenges in multi-national organizations. We offer our platform globally. In the three and nine months ended September 30, 2020, 32.2% and 34.0%, respectively, of our total revenue was generated from customers outside of the United States as compared to 31.0% and 31.9% in the three and nine months ended September 30, 2019, respectively. As of September 30, 2020, we operated in 12 countries. We believe we have a significant opportunity to grow our international footprint. We are investing in new geographies, including through investment in direct and indirect sales channels, professional services, and customer support and implementation partners.

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

COVID-19

Beginning in late 2019 and continuing into the third quarter of 2020, the outbreak of the novel coronavirus disease, or COVID-19, has resulted in the declaration of a global pandemic and adversely affected economic activity across virtually all sectors and industries on a local, national, and global scale. The impact of COVID-19 on the economy and our business continues to be a fluid situation.

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

Through September 30, 2020, we have not seen a meaningful adverse impact to our financial position, results of operations, and cash flows and liquidity as a result of COVID-19. While the verticals from which we have historically generated the majority of our revenue have been less impacted by COVID-19 to date, there may be impacts to our financial condition and results of operations in the fourth quarter of 2020 and beyond as a result of reduced demand for our products and services and longer sales cycles. The ultimate impact of COVID-19 on our business is not estimable at this time and will be largely dependent upon a number of factors outside of our control including the extent and duration of the outbreak as well as any mitigating actions which may be undertaken by global governments and the general public.

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

•Mix of Subscription and Professional Services Revenue. We believe our professional services have driven customer success and facilitated the adoption of our platform by customers. During the initial period of deployment by a customer, we generally provide a greater amount of support in building applications and training than later in the deployment, with a typical engagement extending from two to six months. At the same time, many of our customers have historically purchased subscriptions only for a limited set of their total potential end users. As a result of these factors, the proportion of total revenue for a customer associated with professional services is relatively high during the initial deployment period. Over time, as the need for professional services associated with user deployments decreases and the number of end users increases, we expect subscriptions revenue as a percentage of total revenue to increase. In addition, we intend to further grow our base of strategic partners to provide broader customer coverage and solution delivery capabilities. These partners perform professional services with respect to any new service contracts they sign. As the usage of partners expands, we expect the proportion of our total revenue from subscriptions to increase over time relative to professional services. For the three and nine months ended September 30, 2020, 65.7% and 64.0% of our revenue, respectively, was derived from sales of subscriptions while the remaining 34.3% and 36.0%, respectively, was derived from the sale of professional services. For the three and nine months ended September 30, 2019, 57.1% and 56.9% of our revenue, respectively, was derived from sales of subscriptions while the remaining 42.9% and 43.1%, respectively, was derived from the sale of professional services.

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

Key Metrics

We monitor the following metrics to help us measure and evaluate the effectiveness of our operations. All dollar amounts are presented in thousands.

Cloud Subscription Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cloud subscription revenue	$34,312	$24,573	$92,282	$68,647

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

Cloud Subscription Revenue Retention Rate

	As of September 30,
	2020	2019
Cloud subscription revenue retention rate	115%	121%

A key factor to our success is the renewal and expansion of subscription agreements with our existing customers. We calculate this metric over a set of customers who have been with us for at least one full year. To calculate our cloud subscription revenue retention rate for a particular trailing 12-month period, we first establish the recurring cloud subscription revenue for the previous trailing 12-month period. This effectively represents recurring dollars we should expect in the current trailing 12-month period from the cohort of customers from the previous trailing 12-month period without any expansion or contraction. We subsequently measure the recurring cloud subscription revenue in the current trailing 12-month period from the cohort of customers from the previous trailing 12-month period. Cloud subscription revenue retention rate is then calculated by dividing the aggregate recurring cloud subscription revenue in the current trailing 12-month period by the previous trailing 12-month period. This calculation includes the impact on our revenue from customer non-renewals, pricing changes, and growth in the number of users on our platform. Our cloud subscription revenue retention rate can fluctuate from period to period due to large customer contracts in any given period. The cloud subscription revenue retention rate as of September 30, 2019 was elevated as we continued to focus on converting customers with on-premise term license subscriptions to cloud subscriptions.

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

•On-premise term license subscriptions bundled with maintenance and support.

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

Professional Services

Our professional services revenue is comprised of fees for consulting services, including application development and deployment assistance and training related to our platform. Over time, as the need for professional services associated with user deployments decreases and the number of end users increases, we expect professional services revenue as a percentage of total revenue to decrease. Additionally, if there is a decline in our procurement of new customers as a result of the COVID-19 pandemic, we may also see a similar decline in professional services revenue.

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

Gross Margin

Gross profit and gross margin, or gross profit as a percentage of total revenue, have been, and will continue to be, affected by various factors, including the mix of SaaS subscriptions and on-premise term license subscriptions, the mix of total subscriptions revenue and professional services revenue, subscription pricing, the costs associated with third-party hosting facilities, and the extent to which we expand our professional services to support future growth. Our gross margin may fluctuate from period to period based on the above factors.

Subscriptions Gross Margin

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

Professional Services Gross Margin

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

Research and Development Expense

Research and development expense consists primarily of personnel costs for our employees who develop and enhance our platform, including salaries, bonuses, stock-based compensation, and other personnel costs. Also included are non-personnel costs such as subcontracting, consulting and professional fees to third party development resources, allocated facility costs, and overhead.

Our research and development efforts are focused on enhancing the speed and power of our software platform. We expect research and development expenses to continue to increase as they are critical to maintain and improve the quality of applications and our competitive position.

General and Administrative Expense

General and administrative expense consists primarily of personnel costs, including salaries, bonuses, stock-based compensation, and other personnel costs for our administrative, legal, information technology, human resources, finance and accounting employees, and executives. Additional expenses included in this category are non-personnel costs such as travel-related expenses, contracting and professional fees, audit fees, tax services and legal fees, insurance and other corporate expenses, allocated facility costs and overhead, and depreciation and amortization costs.

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

Results of Operations

The following table sets forth our consolidated statement of operations data (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue
Subscriptions	$50,760	$37,774	$142,614	$109,191
Professional services	26,544	28,381	80,329	82,543
Total revenue	77,304	66,155	222,943	191,734
Cost of revenue
Subscriptions(1)	5,101	4,484	15,185	12,105
Professional services(1)	16,450	19,467	51,641	58,963
Total cost of revenue	21,551	23,951	66,826	71,068
Gross profit	55,753	42,204	156,117	120,666
Operating expenses
Sales and marketing(1)	31,633	27,603	94,891	86,186
Research and development(1)	18,150	15,697	51,366	42,418
General and administrative(1)	13,485	11,191	38,076	29,468
Total operating expenses	63,268	54,491	184,333	158,072
Operating loss	(7,515)	(12,287)	(28,216)	(37,406)
Other (income) expense
Other (income) expense, net	(4,277)	2,262	(1,845)	1,881
Interest expense	119	96	390	236
Total other (income) expense	(4,158)	2,358	(1,455)	2,117
Loss before income taxes	(3,357)	(14,645)	(26,761)	(39,523)
Income tax expense	255	5	335	394
Net loss	$(3,612)	$(14,650)	$(27,096)	$(39,917)
(1) Stock-based compensation as a component of these line items is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cost of revenue
Subscriptions	$236	$147	$678	$462
Professional services	406	243	935	2,461
Operating expenses
Sales and marketing	427	776	1,837	3,971
Research and development	669	433	1,841	2,983
General and administrative	1,840	1,542	5,377	3,178
Total stock-based compensation expense	$3,578	$3,141	$10,668	$13,055

The following table sets forth our consolidated statement of operations data expressed as a percentage of total revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue
Subscriptions	65.7%	57.1%	64.0%	56.9%
Professional services	34.3	42.9	36.0	43.1
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue
Subscriptions	6.6	6.8	6.8	6.3
Professional services	21.3	29.4	23.2	30.8
Total cost of revenue	27.9	36.2	30.0	37.1
Gross profit	72.1	63.8	70.0	62.9
Operating expenses
Sales and marketing	40.9	41.7	42.6	45.0
Research and development	23.5	23.7	23.0	22.1
General and administrative	17.4	16.9	17.1	15.4
Total operating expenses	81.8	82.4	82.7	82.4
Operating loss	(9.7)	(18.6)	(12.7)	(19.5)
Other (income) expense
Other (income) expense, net	(5.5)	3.4	(0.8)	1.0
Interest expense	0.2	0.1	0.2	0.1
Total other (income) expense	(5.4)	3.6	(0.7)	1.1
Loss before income taxes	(4.3)	(22.1)	(12.0)	(20.6)
Income tax expense	0.3	—	0.2	0.2
Net loss	(4.7)%	(22.1)%	(12.2)%	(20.8)%
Comparison of the Three Months Ended September 30, 2020 and 2019

Revenue

	Three Months Ended September 30,
	2020	2019	% Change
	(dollars in thousands)
Revenue
Subscriptions	$50,760	$37,774	34.4%
Professional services	26,544	28,381	(6.5)%
Total revenue	$77,304	$66,155	16.9%

Total revenue increased $11.1 million, or 16.9%, in the three months ended September 30, 2020 compared to the same period in 2019 due to an increase in our subscriptions revenue of $13.0 million, partially offset by a decrease in our professional services revenue of $1.8 million. The increase in subscriptions revenue was driven largely by a $9.7 million increase in cloud subscription revenue and a $2.6 million increase in on-premise software revenue. With respect to new versus existing customers, there was a $9.2 million increase stemming from expanded deployments and corresponding sales of additional subscriptions to existing customers while the remaining increase of $3.8 million was the result of sales of subscriptions to new customers. The decrease in professional services revenue was due primarily to a $7.5 million decrease in revenue from existing customers which was substantially offset by a $5.7 million increase in sales to new customers. Further contributing to the decrease in professional services revenue was our increased usage of partners to perform professional services in the three months ended September 30, 2020 as compared to the same period in 2019, which has resulted in increases to our subscriptions revenue without any change to our professional services revenue.

Cost of Revenue

	Three Months Ended September 30,
	2020	2019	% Change
	(dollars in thousands)
Cost of revenue
Subscriptions	$5,101	$4,484	13.8%
Professional services	16,450	19,467	(15.5)%
Total cost of revenue	$21,551	$23,951	(10.0)%
Subscriptions gross margin	90.0%	88.1%
Professional services gross margin	38.0%	31.4%
Total gross margin	72.1%	63.8%

Cost of revenue decreased $2.4 million, or 10.0%, in the three months ended September 30, 2020 compared to the same period in 2019, primarily due to a $3.4 million decrease in contractor costs coupled with a $1.2 million decrease in billable expenses and a $0.2 million decrease in facility and overhead costs. These decreases were partially offset by a $1.7 million increase in professional services and product support personnel costs and a $0.6 million increase in other cost of revenue. Contractor costs decreased in the three months ended September 30, 2020 compared to the same period in 2019 because of a decrease in the usage of subcontractors for professional services engagements. Billable expenses decreased primarily due to lower travel and entertainment related expenses as a result of our shift to largely remote work while the decrease in facility and overhead costs was due largely to a reduction in rent expense. Personnel costs increased due to an increase in professional services and product support staff headcount of 15.4% from September 30, 2019 to September 30, 2020. The increase in other cost of revenue was due to increased hosting costs as sales of our cloud offering increased in the three months ended September 30, 2020.

Subscriptions gross margin increased to 90.0% for the three months ended September 30, 2020 compared to 88.1% in the same period in 2019 due to an increase in subscriptions revenue during the three months ended September 30, 2020 as compared to the three months ended September 30, 2019, partially offset by increased hosting costs as sales of our cloud offering increased and became a larger proportion of our overall subscriptions revenue. Professional services gross margin increased to 38.0% for the three months ended September 30, 2020 compared to 31.4% in the same period in 2019 due to a decrease in the usage of subcontractors for professional services engagements, a decrease in travel and entertainment related expenses, and a decrease in rent expenses. Due to the higher percentage of subscriptions revenue for the comparable periods and the aforementioned declines in professional services expenses, gross margin rose to 72.1% in the three months ended September 30, 2020 as compared to 63.8% in the same period in 2019.

Sales and Marketing Expense

	Three Months Ended September 30,
	2020	2019	% Change
	(dollars in thousands)
Sales and marketing	$31,633	$27,603	14.6%
% of revenue	40.9%	41.7%

Sales and marketing expense increased $4.0 million, or 14.6%, in the three months ended September 30, 2020 compared to the same period in 2019, primarily due to a $4.4 million increase in sales and marketing personnel costs, a $1.0 million increase in marketing costs, and a $0.8 million increase in professional fees, which were partially offset by a $2.1 million decrease in facility and overhead costs. Personnel costs increased due to an increase in sales and marketing personnel headcount of 12.1% from September 30, 2019 to September 30, 2020 and increased sales commissions driven by our subscriptions revenue growth, partially offset by a $0.3 million decrease in stock-based compensation expense. Marketing costs increased largely due to increased advertising and business development costs during the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. Professional fees increased due to an increase in consulting fees and contract labor to support our growth. Facility and overhead costs decreased due to lower travel and entertainment related expenses as a result of our shift to largely remote work in 2020.

Research and Development Expense

	Three Months Ended September 30,
	2020	2019	% Change
	(dollars in thousands)
Research and development	$18,150	$15,697	15.6%
% of revenue	23.5%	23.7%

Research and development expense increased $2.5 million, or 15.6%, in the three months ended September 30, 2020 compared to the same period in 2019, primarily due to a $3.1 million increase in research and development personnel costs, partially offset by a $0.4 million decrease in facility and overhead costs and a $0.1 million decrease in professional fees. Personnel costs increased due to an increase in research and development personnel headcount by 13.5% from September 30, 2019 to September 30, 2020. Facility and overhead costs decreased due to non-recurring charges which were incurred in 2019 to support our personnel growth coupled with lower travel and entertainment related expenses as a result of our shift to largely remote work in 2020. Professional fees decreased due to a decrease in consulting fees.

General and Administrative Expense

	Three Months Ended September 30,
	2020	2019	% Change
	(dollars in thousands)
General and administrative expense	$13,485	$11,191	20.5%
% of revenue	17.4%	16.9%

General and administrative expense increased $2.3 million, or 20.5%, in the three months ended September 30, 2020 compared to the same period in 2019 due to a $1.3 million increase in general and administrative personnel costs, a $0.6 million increase in facility and overhead costs, and a $0.4 million increase in professional fees. Personnel costs increased due to an increase in general and administrative personnel headcount by 30.7% from September 30, 2019 to September 30, 2020. Facility and overhead costs increased primarily due to an increase in bad debt expense during the three months ended September 30, 2020, partially offset by lower travel and entertainment related expenses as a result of our shift to largely remote work in 2020. Professional fees increased due to increased legal fees.

Other (Income) Expense, Net

	Three Months Ended September 30,
	2020	2019	% Change
	(dollars in thousands)
Other (income) expense, net	$(4,277)	$2,262	***
% of revenue	(5.5)%	3.4%
*** - Indicates a percentage that is not meaningful

Other (income) expense, net increased by $6.5 million in the three months ended September 30, 2020 compared to the same period in 2019, primarily due to $3.3 million in foreign exchange gains in the three months ended September 30, 2020 compared to $2.4 million in foreign exchange losses in the three months ended September 30, 2019. The increase in foreign exchange gains was primarily due to currency fluctuations of the Australian dollar, British Pound Sterling, Euro, Swedish krona, Singapore dollar, and Swiss franc versus the U.S. dollar during the three months ended September 30, 2020 compared to the same period in 2019. Additionally, we recognized $1.0 million in other income during the three months ended September 30, 2020 due to a payment received from a state government as a result of our achievement of certain job creation and capital investment goals.

Interest Expense

	Three Months Ended September 30,
	2020	2019	% Change
	(dollars in thousands)
Interest expense	$119	$96	24.0%
% of revenue	0.2%	0.1%

Interest expense increased by a nominal amount in the three months ended September 30, 2020 compared to the same period in 2019, primarily due to commitment fees on the letter of credit outstanding.

Comparison of the Nine Months Ended September 30, 2020 and 2019

Revenue

	Nine Months Ended September 30,
	2020	2019	% Change
	(dollars in thousands)
Revenue
Subscriptions	$142,614	$109,191	30.6%
Professional services	80,329	82,543	(2.7)%
Total revenue	$222,943	$191,734	16.3%

Total revenue increased $31.2 million, or 16.3%, in the nine months ended September 30, 2020 compared to the same period in 2019 due to an increase in our subscriptions revenue of $33.4 million which was partially offset by a decrease in our professional services revenue of $2.2 million. Of the increase in subscriptions revenue, $23.6 million, was attributable to cloud subscription revenue while $8.1 million, was attributable to on-premise software revenue. With respect to new versus existing customers, $24.4 million of the increase in revenue stemmed from expanded deployments and corresponding sales of additional subscriptions to existing customers while the remaining increase of $9.0 million was the result of sales of subscriptions to new customers, $2.8 million of which related to a three year on-premise contract which closed in the first quarter of 2020. The decrease in professional services revenue was due primarily to a $15.6 million decrease in revenue from existing customers which was substantially offset by $13.4 million in sales to new customers. Further contributing to the decrease in professional services revenue was our increased usage of partners to perform professional services in the nine months ended September 30, 2020 as compared to the same period in 2019, which has resulted in increases to our subscriptions revenue without any change to our professional services revenue.

Cost of Revenue

	Nine Months Ended September 30,
	2020	2019	% Change
	(dollars in thousands)
Cost of revenue
Subscriptions	$15,185	$12,105	25.4%
Professional services	51,641	58,963	(12.4)%
Total cost of revenue	$66,826	$71,068	(6.0)%
Subscriptions gross margin	89.4%	88.9%
Professional services gross margin	35.7%	28.6%
Total gross margin	70.0%	62.9%

Cost of revenue decreased $4.2 million, or 6.0%, in the nine months ended September 30, 2020 compared to the same period in 2019, primarily due to an $8.2 million decrease in contractor costs, a $2.6 million decrease in billable expenses, and a $0.3 million decrease in facility and overhead costs. These decreases were partially offset by a $4.6 million increase in professional services and product support personnel costs and a $2.2 million increase in other cost of revenue. Contractor costs decreased in the nine months ended September 30, 2020 compared to the same period in 2019 because of a decrease in the usage of subcontractors for professional service engagements. Billable expenses decreased primarily due to lower travel and entertainment related expenses as a result of our shift to largely remote work while the decrease in facility and overhead costs was due largely to a reduction in rent expense. Personnel costs increased due to an increase in professional services and product support staff personnel headcount of 15.4% from September 30, 2019 to September 30, 2020. The increase in other cost of revenue was due to increased hosting costs as sales of our cloud offering increased in the nine months ended September 30, 2020.

Subscriptions gross margin was 89.4% for the nine months ended September 30, 2020 compared to 88.9% in the same period in 2019 due to an increase in subscriptions revenue during the nine months ended September 30, 2020, partially offset by increased hosting costs as sales of our cloud offering increased and became a larger proportion of our overall subscriptions revenue. Professional services gross margin was 35.7% for the nine months ended September 30, 2020 compared to 28.6% in the same period in 2019 due to a decrease in the usage of subcontractors for professional services engagements, a decrease in travel and entertainment related expenses, a decrease in rent expenses, and a $1.3 million decrease in stock-based compensation expense due to the vesting of restricted stock units granted to three of our co-founders during the nine months ended September 30, 2019. Due to the higher percentage of subscriptions revenue for the comparable periods as well as the aforementioned declines in professional services expenses, gross margin was 70.0% in the nine months ended September 30, 2020 as compared to 62.9% in the same period in 2019.

Sales and Marketing Expense

	Nine Months Ended September 30,
	2020	2019	% Change
	(dollars in thousands)
Sales and marketing	$94,891	$86,186	10.1%
% of revenue	42.6%	45.0%

Sales and marketing expense increased $8.7 million, or 10.1%, in the nine months ended September 30, 2020 compared to the same period in 2019, primarily due to a $12.4 million increase in sales and marketing personnel costs and a $1.8 million increase in professional fees, which were partially offset by a $4.5 million decrease in facility and overhead costs and a $0.9 million decrease in marketing costs. Personnel costs increased due to an increase in sales and marketing personnel headcount by 12.1% from September 30, 2019 to September 30, 2020 and increased sales commissions driven by our subscriptions revenue growth, partially offset by a $2.1 million decrease in stock-based compensation expense. Professional fees increased due to an increase in consulting fees and contract labor to support our growth. Facility and overhead costs decreased due to lower travel and entertainment related expenses as a result of our shift to largely remote work in 2020. Marketing costs decreased due to reduced costs incurred as a result of moving our annual user conference Appian World to virtual-only as well as a reduction in the number of in-person marketing events.

Research and Development Expense

	Nine Months Ended September 30,
	2020	2019	% Change
	(dollars in thousands)
Research and development	$51,366	$42,418	21.1%
% of revenue	23.0%	22.1%

Research and development expense increased $8.9 million, or 21.1%, in the nine months ended September 30, 2020 compared to the same period in 2019, primarily due to a $9.6 million increase in research and development personnel costs, partially offset by a $0.4 million decrease in facility and overhead cost and a $0.2 million decrease in professional fees. Personnel costs increased due to an increase in research and development personnel headcount by 13.5% from September 30, 2019 to September 30, 2020, partially offset by a $1.1 million decrease in stock-based compensation expense. Facilities and overhead costs decreased due to non-recurring charges which were incurred in 2019 to support our personnel growth coupled with lower travel and entertainment related expenses as a result of our shift to largely remote work in 2020. Professional fees decreased due to a decrease in consulting fees.

General and Administrative Expense

	Nine Months Ended September 30,
	2020	2019	% Change
	(dollars in thousands)
General and administrative expense	$38,076	$29,468	29.2%
% of revenue	17.1%	15.4%

General and administrative expense increased $8.6 million, or 29.2%, in the nine months ended September 30, 2020 compared to the same period in 2019 due to a $5.6 million increase in general and administrative personnel costs, a $1.8 million increase in professional fees, and a $1.2 million increase in facility and overhead costs. Personnel costs increased due to an increase in general and administrative personnel headcount by 30.7% from September 30, 2019 to September 30, 2020 coupled with a $2.2 million increase in stock-based compensation expense during the nine months ended September 30, 2020 which was primarily attributable to a stock option to purchase 700,000 shares of our Class A common stock granted to our Chief Executive Officer in May 2019. Professional fees increased due to increased legal fees. Facility and overhead costs increased to support our personnel growth as well as a result of an increase in bad debt expense.

Other (Income) Expense, Net

	Nine Months Ended September 30,
	2020	2019	% Change
	(dollars in thousands)
Other (income) expense, net	$(1,845)	$1,881	***
% of revenue	(0.8)%	1.0%
*** - Indicates a percentage that is not meaningful

Other (income) expense, net increased by $3.7 million in the nine months ended September 30, 2020 compared to the same period in 2019, primarily due to $0.4 million in foreign exchange gains compared to $2.5 million in foreign exchange losses in the nine months ended September 30, 2019. The increase in foreign exchange gains was primarily due to currency fluctuations of the Euro, Swedish krona, and Swiss franc versus the U.S. dollar during the nine months ended September 30, 2020 compared to the same period in 2019. Additionally, we recognized $1.0 million of other income in the nine months ended September 30, 2020 due to a payment received from a state government as a result of our achievement of certain job creation and capital investment goals.

Interest Expense

	Nine Months Ended September 30,
	2020	2019	% Change
	(dollars in thousands)
Interest expense	$390	$236	65.3%
% of revenue	0.2%	0.1%

Interest expense increased by $0.2 million, or 65.3%, in the nine months ended September 30, 2020 compared to the same period in 2019, primarily due to commitment fees on the letter of credit outstanding.

Liquidity and Capital Resources

As of September 30, 2020, we had $251.1 million of cash and cash equivalents.

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

The following table shows a summary of our cash flows for the nine months ended September 30, 2020 and 2019 (in thousands):

	Nine Months Ended September 30,
	2020	2019
Cash used in operating activities	$(13,453)	$(2,880)
Cash used in investing activities	(7,174)	(31,430)
Cash provided by financing activities	110,337	105,394

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

In November 2017, we entered into a $20.0 million revolving line of credit with a lender. The facility matures in November 2022. We may elect whether amounts drawn on the revolving line of credit bear interest at a floating rate per annum equal to either the LIBOR or the prime rate plus an additional interest rate margin that is determined by the availability of borrowings under the revolving line of credit. The additional interest rate margin will range from 2.00% to 2.50% in the case of LIBOR advances and from 1.00% to 1.50% in the case of prime rate advances. The revolving line of credit contains an unused facility fee in an amount between 0.15% and 0.25% of the average unused portion of the revolving line of credit, which is payable quarterly. The agreement contains certain customary affirmative and negative covenants and requires us to maintain (1) an adjusted quick ratio of at least 1.35 and (ii) minimum adjusted EBITDA in the amounts and for the periods set forth in the agreement. Any amounts borrowed under the credit facility are collateralized by substantially all of our assets. We were in compliance with all covenants as of September 30, 2020. As of September 30, 2020, we had not made any borrowings under this revolving line of credit, and we had outstanding letters of credit totaling $11.2 million in connection with securing our leased office space.

Use of Funds

Our principal uses of cash are funding operations and other working capital requirements. More recently, we have utilized cash to pay for the acquisition of an entity we believe is complementary to our business. Over the past several years, revenue has increased significantly from year to year and, as a result, cash flows from customer collections have increased. However, operating expenses have also increased as we have invested in growing our business. Our uses of cash in 2020 to date have included the acquisition of Novayre and modest capital expenditures while cash uses in 2019 included the build out of our new headquarters, which included spend approximately $21.0 million above the $18.4 million tenant improvement allowance provided by the landlord for the build out, of which $4.5 million related to office furniture and fixtures and computer hardware that has been financed. For the nine months ended September 30, 2020, the majority of the $7.2 million of cash used in investing activities was related to the acquisition of Novayre.

Historical Cash Flows

Operating Activities

For the nine months ended September 30, 2020, net cash used in operating activities of $13.5 million consisted of a net loss of $27.1 million and $2.1 million of cash used from changes in working capital, offset by $15.8 million in adjustments for non-cash items. Adjustments for non-cash items consisted primarily of stock-based compensation of $10.7 million, depreciation and amortization expense of $4.5 million, and bad debt expense of $0.8 million. The decrease in cash and cash equivalents resulting from changes in working capital primarily consisted of a $22.6 million increase in accounts receivable stemming from increased sales as well as the timing of billings and collections, a $10.5 million increase in deferred revenue as a result of increased subscription sales, a $5.8 million increase in accrued compensation and related benefits as a result of higher employee benefit accruals such as vacation and bonuses, a $4.3 million increase in deferred commissions due to increased sales activity, a $3.4 million increase in operating lease liabilities as a result of recognizing a new right-of-use liability related to the expanded occupancy of our headquarters building, and a $3.0 million increase in other liabilities due to the deferral of social security tax payments pursuant to the provisions of the CARES Act. These decreases to working capital were partially offset by a $4.5 million decrease in prepaid expenses and other assets and a $2.5 million decrease in accounts payable and accrued expenses, both of which were primarily due to the timing of payments.

For the nine months ended September 30, 2019, net cash used in operating activities of $2.9 million consisted of a net loss of $39.9 million, offset by $16.4 million in adjustments for non-cash items and $20.7 million of cash provided by changes in working capital. Adjustments for non-cash items consisted of stock-based compensation of $13.1 million, depreciation and amortization expense of $3.3 million, a loss on disposal of equipment of $0.1 million, and bad debt expense of $0.1 million, offset by a provision for deferred income taxes of $0.2 million. The increase in cash and cash equivalents resulting from changes in working capital primarily consisted of a $23.3 million decrease in prepaid expenses and other assets, primarily due to the receipt of the non-trade receivable resulting from our tenant improvement allowance. In accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP, the $17.0 million of tenant improvement allowance reimbursements received during the nine months ended September 30, 2019 were a source of cash in operating activities, whereas the capital expenditures were recorded as cash used in investing activities. There was also a $1.9 million decrease in accounts receivable due to increased cash collections and a $5.7 million increase in deferred rent, non-current, as a result of taking initial possession of the second phase of our new headquarters in February 2019 and recording an additional lease incentive obligation. There was also a $2.3 million increase in deferred revenue as a result of increased subscription sales. These increases were partially offset by a $3.9 million decrease in accounts payable and accrued expenses, primarily due to the timing of payments, a $6.2 million increase in deferred commissions due to increased sales, and a $2.2 million decrease in accrued compensation and related benefits primarily due to a decrease in accrued vacation expense because of our new paid-time off policy, which took effect on January 1, 2019. There was also a $0.3 million decrease in other current liabilities.

Investing Activities

For the nine months ended September 30, 2020, net cash used in investing activities was $7.2 million which was primarily the result of $6.1 million in payments, net of cash acquired, related to the acquisition of Novayre. In addition, there were approximately $1.0 million in purchases of property and equipment.

For the nine months ended September 30, 2019, net cash used in investing activities was $31.4 million and related primarily to the build-out of our new headquarters and the purchase of property and equipment.

Financing Activities

For the nine months ended September 30, 2020, net cash provided by financing activities was $110.3 million, consisting of $108.2 million in proceeds from our underwritten public offering in June 2020, net of underwriting discounts and commissions and the payment of offering expenses, and $3.2 million in proceeds received from stock option exercises, partially offset by $1.1 million in principal payments on finance leases.

For the nine months ended September 30, 2019, net cash provided by financing activities was $105.4 million, consisting of $101.7 million in proceeds from our underwritten public offering in September 2019, net of underwriting discounts and commissions and the payment of offering expenses, and $4.1 million in proceeds received from stock option exercises. These increases were offset by principal payments on capital lease obligations of $0.3 million.

Contractual Obligations and Commitments

As of September 30, 2020, there was no material change in our contractual obligations and commitments from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 20, 2020.

Off-Balance Sheet Arrangements

As of September 30, 2020, we did not have any relationships with unconsolidated entities or financial partnerships, including entities sometimes referred to as structured finance or special purpose entities, that were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We do not engage in off-balance sheet financing arrangements. In addition, we do not engage in trading activities involving non-exchange traded contracts. We therefore believe we are not materially exposed to any financing, liquidity, market, or credit risks that could arise if we had engaged in these relationships.

Critical Accounting Policies and Estimates

The preparation of our condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and judgments that affect the amounts reported in our financial statements and accompanying notes. Although we believe the estimates we use are reasonable, due to the inherent uncertainty involved in making those estimates, actual results reported in future periods could differ from those estimates. Significant estimates and judgments embedded in the consolidated financial statements for the periods presented include revenue recognition, stock-based compensation, the valuation of goodwill and intangible assets, leases, costs to obtain a contract with a customer, and income taxes.

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

Interest Rate Risk

We had cash and cash equivalents of $251.1 million as of September 30, 2020, which consisted of cash in readily available checking accounts and overnight repurchase investments. These securities are not dependent on interest rate fluctuations that may cause the principal amount of these assets to fluctuate.

At September 30, 2020, we had no outstanding borrowings.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020. Based on the evaluation of our disclosure controls and procedures as of September 30, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

APPIAN CORPORATION

November 5, 2020	By:	/s/ Matthew Calkins
Name: Matthew Calkins
Title: Chief Executive Officer and Chairman of the Board (on behalf of the Registrant and as Principal Executive Officer)