Form 10-Q
period 2021-06-30
APPIAN CORP
filed 2021-08-05
CIK 1441683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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

As of August 2, 2021, there were 39,582,947 shares of the registrant’s Class A common stock and 31,499,516 shares of the registrant’s Class B common stock, each with a par value of $0.0001 per share, outstanding.

PART I—FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
APPIAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	As of
	June 30, 2021	December 31, 2020
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$131,279	$112,462
Short-term investments and marketable securities	111,324	109,826
Accounts receivable, net of allowance of $1,400 as of each of June 30, 2021 and December 31, 2020	82,301	97,278
Deferred commissions, current	20,162	17,899
Prepaid expenses and other current assets	28,074	27,955
Total current assets	373,140	365,420
Property and equipment, net	34,064	35,404
Long-term investments	7,048	36,120
Goodwill	4,707	4,862
Intangible assets, net of accumulated amortization of $623 and $429 as of June 30, 2021 and December 31, 2020, respectively	1,480	1,744
Operating right-of-use assets	30,528	30,659
Deferred commissions, net of current portion	39,275	34,198
Deferred tax assets	607	489
Other assets	3,066	3,625
Total assets	$493,915	$512,521
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$5,020	$2,967
Accrued expenses	7,276	5,821
Accrued compensation and related benefits	25,699	22,981
Deferred revenue, current	113,805	116,256
Operating lease liabilities, current	7,854	6,923
Other current liabilities	6	940
Total current liabilities	159,660	155,888
Operating lease liabilities, net of current portion	50,185	51,194
Deferred revenue, net of current portion	2,905	3,886
Deferred tax liabilities	35	70
Other non-current liabilities	4,784	4,878
Total liabilities	217,569	215,916
Stockholders’ equity
Class A common stock—par value $0.0001; 500,000,000 shares authorized and 39,581,079 shares issued and outstanding as of June 30, 2021; 500,000,000 shares authorized and 38,971,324 shares issued and outstanding as of December 31, 2020	4	4
Class B common stock—par value $0.0001; 100,000,000 shares authorized and 31,499,516 shares issued and outstanding as of June 30, 2021; 100,000,000 shares authorized and 31,707,866 shares issued and outstanding as of December 31, 2020	3	3
Additional paid-in capital	485,079	470,498
Accumulated other comprehensive loss	(2,438)	(5,010)
Accumulated deficit	(206,302)	(168,890)
Total stockholders’ equity	276,346	296,605
Total liabilities and stockholders’ equity	$493,915	$512,521
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPIAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue
Subscriptions	$56,946	$41,418	$120,712	$91,854
Professional services	26,053	25,357	51,142	53,785
Total revenue	82,999	66,775	171,854	145,639
Cost of revenue
Subscriptions	6,860	4,701	12,714	10,084
Professional services	18,975	16,455	36,650	35,191
Total cost of revenue	25,835	21,156	49,364	45,275
Gross profit	57,164	45,619	122,490	100,364
Operating expenses
Sales and marketing	40,520	29,086	76,504	63,258
Research and development	23,862	17,178	44,552	33,216
General and administrative	17,358	11,450	36,500	24,591
Total operating expenses	81,740	57,714	157,556	121,065
Operating loss	(24,576)	(12,095)	(35,066)	(20,701)
Other (income) expense
Other (income) expense, net	(1,081)	(682)	1,812	2,432
Interest expense	80	128	161	271
Total other (income) expense	(1,001)	(554)	1,973	2,703
Loss before income taxes	(23,575)	(11,541)	(37,039)	(23,404)
Income tax expense	250	274	373	80
Net loss	$(23,825)	$(11,815)	$(37,412)	$(23,484)
Net loss per share:
Basic and diluted	$(0.34)	$(0.17)	$(0.53)	$(0.35)
Weighted average common shares outstanding:
Basic and diluted	70,952,917	68,369,823	70,842,263	67,949,270
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPIAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(23,825)	$(11,815)	$(37,412)	$(23,484)
Comprehensive (loss) income, net of income taxes
Foreign currency translation adjustment	(1,474)	(214)	2,541	(197)
Unrealized gains on available-for-sale securities	23	—	31	—
Total other comprehensive loss, net of income taxes	$(25,276)	$(12,029)	$(34,840)	$(23,681)
 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPIAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(unaudited, in thousands, except share data)

				Accumulated Other Comprehensive (Loss) Income		Total Stockholders' Equity
	Common Stock		Additional Paid-In Capital		Accumulated Deficit
	Shares	Amount
Balance, January 1, 2021	70,679,190	$7	$470,498	$(5,010)	$(168,890)	$296,605
Net loss	—	—	—	—	(13,587)	(13,587)
Issuance of common stock to directors	960	—	—	—	—	—
Vesting of restricted stock units	56,326	—	—	—	—	—
Exercise of stock options	88,269	—	625	—	—	625
Stock-based compensation expense	—	—	7,894	—	—	7,894
Other comprehensive income	—	—	—	4,023	—	4,023
Balance, March 31, 2021	70,824,745	7	479,017	(987)	(182,477)	295,560
Net loss	—	—	—	—	(23,825)	(23,825)
Issuance of common stock to directors	1,175	—	—	—	—	—
Vesting of restricted stock units	43,024	—	—	—	—	—
Exercise of stock options	211,651	—	1,464	—	—	1,464
Stock-based compensation expense	—	—	4,598	—	—	4,598
Other comprehensive loss	—	—	—	(1,451)	—	(1,451)
Balance, June 30, 2021	71,080,595	$7	$485,079	$(2,438)	$(206,302)	$276,346
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPIAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(unaudited, in thousands, except share data)

				Accumulated Other Comprehensive (Loss) Income		Total Stockholders' Equity
	Common Stock		Additional Paid-In Capital		Accumulated Deficit
	Shares	Amount
Balance, January 1, 2020	67,468,022	$6	$340,929	$(285)	$(135,413)	$205,237
Net loss	—	—	—	—	(11,669)	(11,669)
Issuance of common stock to directors	1,946	—	—	—	—	—
Vesting of restricted stock units	46,031	—	—	—	—	—
Exercise of stock options	129,082	—	670	—	—	670
Stock-based compensation expense	—	—	3,476	—	—	3,476
Other comprehensive income	—	—	—	17	—	17
Balance, March 31, 2020	67,645,081	6	345,075	(268)	(147,082)	197,731
Net loss	—	—	—	—	(11,815)	(11,815)
Issuance of common stock from public offering, net of issuance costs	1,931,206	1	107,914	—	—	107,915
Issuance of common stock to directors	2,296	—	—	—	—	—
Vesting of restricted stock units	13,567	—	—	—	—	—
Exercise of stock options	248,165	—	1,571	—	—	1,571
Stock-based compensation expense	—	—	3,614	—	—	3,614
Other comprehensive loss	—	—	—	(214)	—	(214)
Balance, June 30, 2020	69,840,315	$7	$458,174	$(482)	$(158,897)	$298,802

APPIAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(37,412)	$(23,484)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,561	2,980
Bad debt expense	32	200
Loss on disposal of property and equipment	—	22
Change in fair value of available-for-sale securities	(31)	—
Deferred income taxes	(144)	(168)
Stock-based compensation	12,492	7,090
Changes in assets and liabilities:
Accounts receivable	16,720	(2,084)
Prepaid expenses and other assets	243	1,922
Deferred commissions	(7,340)	(295)
Accounts payable and accrued expenses	3,000	(1,674)
Accrued compensation and related benefits	2,808	2,575
Other current and non-current liabilities	(563)	1,271
Deferred revenue	(1,791)	2,310
Operating lease liabilities	52	2,378
Net cash used in operating activities	(9,373)	(6,957)
Cash flows from investing activities:
Proceeds from sale of investments	27,604	—
Payments for acquisitions, net of cash acquired	—	(6,138)
Purchases of property and equipment	(1,027)	(686)
Net cash provided by (used in) investing activities	26,577	(6,824)
Cash flows from financing activities:
Principal payments on finance leases	—	(716)
Proceeds from public offering, net of underwriting discounts	—	108,260
Payments of costs related to public offerings	—	(18)
Proceeds from exercise of common stock options	2,089	2,242
Net cash provided by financing activities	2,089	109,768
Effect of foreign exchange rate changes on cash and cash equivalents	(476)	404
Net increase in cash and cash equivalents	18,817	96,391
Cash and cash equivalents, beginning of period	112,462	159,755
Cash and cash equivalents, end of period	$131,279	$256,146
Supplemental disclosure of cash flow information:
Cash paid for interest	$173	$88
Cash paid for income taxes	$806	$139
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

With regard to our customers, credit evaluation and account monitoring procedures are used to minimize the risk of loss. We believe no additional credit risk beyond amounts provided for collection loss are inherent in accounts receivable. Revenue generated from government agencies represented 19.8% and 20.4% of our revenue for the three and six months ended June 30, 2021, respectively, of which the top three U.S. federal government agencies generated 6.5% of our revenue for each of the three and six months ended June 30, 2021. Additionally, 35.3% and 33.7% of our revenue during the three and six months ended June 30, 2021, respectively, was generated from foreign customers. Revenue generated from government agencies represented 19.0% and 16.8% of our revenue for the three and six months ended June 30, 2020, respectively, of which the top three U.S. federal government agencies generated 7.6% and 6.7% of our revenue for the three and six months ended June 30, 2020, respectively. Additionally, 36.8% and 35.0% of our revenue during the three and six months ended June 30, 2020, respectively, was generated from foreign customers.

Cash and Cash Equivalents

We consider all highly liquid investments with an original or remaining maturity of three months or less at the date of purchase, as well as overnight repurchase agreements, to be cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at realizable value, net of an allowance for doubtful accounts. The allowance for doubtful accounts is based on our assessment of the collectability of accounts and incorporates an estimation of expected lifetime credit losses on our receivables. We regularly review the composition of the accounts receivable aging, historical bad debts, changes in payment patterns, customer creditworthiness, and current economic trends. If the financial condition of our customers were to deteriorate, resulting in their inability to make required payments, additional provisions for doubtful accounts would be required and would increase bad debt expense. There was no increase in the allowance for doubtful accounts from December 31, 2020 to June 30, 2021.

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

Amortization associated with commission expense is recorded to sales and marketing costs in our condensed consolidated statements of operations. Commission expense was $7.5 million and $14.3 million for the three and six months ended June 30, 2021, respectively. Commission expense was $5.8 million and $11.1 million for the three and six months ended June 30, 2020, respectively.

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

Impairment of Long-Lived Assets

Long-lived assets and certain intangible assets are reviewed for impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable through undiscounted cash flows from the use of the assets. If such assets are considered to be impaired, the assets are written down to their estimated fair value. No indicators of impairment were identified for the three and six months ended June 30, 2021 and 2020.

Investments and Fair Value of Financial Instruments

Refer to Note 14 for a detailed discussion on our policies specific to investments and determining fair value.

Stock-Based Compensation

We account for stock-based compensation expense related to stock-based awards based on the estimated fair value of the award on the grant date. We calculate the fair value of stock options containing only a service condition using the Black-Scholes option pricing model. The fair value of restricted stock units ("RSUs") is based on the closing market price of our

APPIAN CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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

The following table summarizes revenue from contracts with customers for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
SaaS subscriptions	$42,486	$29,580	$81,539	$57,970
Term license subscriptions	9,323	7,379	29,176	25,172
Maintenance and support	5,137	4,459	9,997	8,712
Professional services	26,053	25,357	51,142	53,785
Total revenue	$82,999	$66,775	$171,854	$145,639

Performance Obligations and Timing of Revenue Recognition

APPIAN CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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

Subscriptions Revenue

Subscriptions revenue is primarily related to (1) SaaS subscriptions bundled with maintenance and support and hosting services and (2) term license subscriptions bundled with maintenance and support. We generally charge subscription fees on a per-user basis or through non-user based single application licenses. We bill customers and collect payment for subscriptions to our platform in advance on an annual, quarterly, or monthly basis. In certain instances, our customers have paid their entire contract up front.

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

APPIAN CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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

Significant Judgments and Estimates

Determining the Transaction Price

The transaction price includes both fixed and variable consideration. Variable consideration is included in the transaction price to the extent it is probable a significant reversal will not occur. The amount of variable consideration excluded from the transaction price for the three and six months ended June 30, 2021 and 2020 was insignificant. Our estimates of variable consideration are also subject to subsequent true-up adjustments and may result in changes to transaction prices; however, such true-up adjustments are not expected to be material.

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

4.Consulting and training services - The SSP of consulting and training services is established based on the observable pricing of standalone sales within each geographic region where the services are sold.

Contract Balances

Timing may differ between the satisfaction of performance obligations and the invoicing and collection of amounts related to our contracts with customers. Contract assets primarily relate to unbilled amounts for contracts with customers for which the amount of revenue recognized exceeds the amount billed to the customer. Contract assets are transferred to accounts receivable when the right to invoice becomes unconditional. As of June 30, 2021 and December 31, 2020, contract assets of $16.2 million and $20.1 million, respectively, are included in the Prepaid expenses and other current assets and Other assets line items in our condensed consolidated balance sheets.

Contract liabilities consist of deferred revenue and include payments received in advance of the satisfaction of performance obligations. Deferred revenue is then recognized as the revenue recognition criteria are met. Deferred revenue that will be recognized during the succeeding 12-month period is recorded as current, and the remaining deferred revenue is recorded as

APPIAN CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
non-current. For the six months ended June 30, 2021, we recognized $81.1 million of revenue that was included in the deferred revenue balance as of December 31, 2020.

Transaction Price Allocated to the Remaining Performance Obligations

As of June 30, 2021, we had an aggregate transaction price of $223.8 million allocated to unsatisfied performance obligations. We expect to recognize $201.3 million of this balance as revenue over the next 24 months with the remaining amount recognized thereafter.

4. Leases

At the inception of an arrangement, we determine whether the arrangement is or contains a lease based on the unique facts and circumstances present and the classification of the lease. Operating leases with a term greater than one year are recognized on the balance sheet as right-of-use ("ROU") assets, lease liabilities, and, if applicable, long-term lease liabilities. ROU assets represent our right to use an underlying asset for the lease term, and lease liabilities represent our obligation to make lease payments arising from the lease. We have elected not to recognize on our condensed consolidated balance sheets leases with a term of one year or less. For contracts with lease and non-lease components, we have elected not to allocate the contract consideration but rather to account for the lease and non-lease components as a single lease component.

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

As of June 30, 2021, we have operating leases for corporate offices. Our operating leases have remaining lease terms of 1 year to 11 years, some of which include options to extend the leases for up to 10 years.

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

In January 2020, we entered into an amendment which adjusted the original terms of the headquarters lease. Under this amendment, we exercised an option to expand occupancy, adding 34,158 square feet of office space. Occupancy of the added space commenced on October 14, 2020. Pursuant to the guidance of ASC 842, Leases, the amendment is considered a modification to the original lease and is accounted for as a separate contract because it represents a new ROU asset and the lease costs on the new space are charged at prevailing market rates. Effective July 1, 2020, we took possession of the space, began to recognize rent expense, and recorded a $7.9 million ROU asset and lease liability on our condensed consolidated balance sheets.

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

The following table sets forth the components of lease expense for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating lease cost	$1,695	$1,408	$3,325	$3,276
Finance lease costs:
Amortization of right-of-use assets	—	372	—	745
Interest on lease liabilities	—	46	—	97
Short-term lease cost	13	195	54	380
Variable lease cost	772	34	797	217
Total	$2,480	$2,055	$4,176	$4,715

Supplemental balance sheet information related to operating leases as of June 30, 2021 and December 31, 2020 was as follows (in thousands, except for lease term and discount rate):

	As of
	June 30, 2021	December 31, 2020
Operating right-of-use assets	$30,528	$30,659

Operating lease liabilities, current	$7,854	$6,923
Operating lease liabilities, net of current portion	50,185	51,194
Total operating lease liabilities	$58,039	$58,117

Weighted average remaining lease term (in years)	10.0	10.6

Weighted average discount rate	9.5%	9.6%

For the three and six months ended June 30, 2021, amortization of operating ROU assets totaled $0.4 million and $0.7 million, respectively. For the three and six months ended June 30, 2020, amortization of operating ROU assets totaled $0.2 million and $0.9 million, respectively.

For the three and six months ended June 30, 2021, interest expense on operating lease liabilities totaled $0.5 million and $0.9 million, respectively. For the three and six months ended June 30, 2020, interest expense on operating lease liabilities totaled $1.0 million and $1.4 million, respectively.

Supplemental cash flow information related to leases for the six months ended June 30, 2021 and 2020 was as follows (in thousands):

APPIAN CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Six Months Ended June 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows for operating leases	$3,503	$1,044
Operating cash outflows for finance leases	—	97
Financing cash outflows for finance leases	—	716

A summary of our future minimum lease commitments under non-cancellable leases as of June 30, 2021 is as follows (in thousands):

Operating Leases
2021 (excluding the six months ended June 30, 2021)	$4,070
2022	8,252
2023	8,249
2024	8,648
2025	9,343
2026	9,369
Thereafter	48,775
Total lease payments	96,706
Less: imputed interest	(38,667)
Total	$58,039

5. Property and Equipment, net

Property and equipment, net consisted of the following as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021	December 31, 2020
Leasehold improvements	$36,394	$36,263
Office furniture and fixtures	2,522	2,521
Computer hardware	5,399	4,535
Computer software	1,354	1,352
Equipment	58	49
Property and equipment, gross	45,727	44,720
Less: accumulated depreciation	(11,663)	(9,316)
Property and equipment, net	$34,064	$35,404

Depreciation expense totaled $1.2 million and $2.4 million for the three and six months ended June 30, 2021, respectively. There were no disposals or retirements recorded during the three and six months ended June 30, 2021.

Depreciation expense totaled $1.4 million and $2.8 million for the three and six months ended June 30, 2020. There were nominal disposals recorded during the three months ended June 30, 2020. During the six months ended June 30, 2020, we retired $1.3 million of leasehold improvements, $0.1 million of computer hardware, and $0.1 million of office furniture and fixtures and equipment. Nominal losses on disposal were recorded for the three and six months ended June 30, 2020.

APPIAN CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
6. Accrued Expenses

Accrued expenses consisted of the following as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021	December 31, 2020
Accrued hosting costs	$2,093	$1,229
Accrued legal costs	1,112	760
Accrued contract labor costs	884	908
Accrued taxes payable	579	527
Accrued audit and tax expenses	345	370
Accrued marketing and tradeshow expenses	420	596
Accrued third party license fees	247	570
Accrued reimbursable employee expenses	291	231
Other accrued expenses	1,305	630
Total	$7,276	$5,821

7. Debt

Line of Credit

In November 2017, we entered into a $20.0 million revolving line of credit with a lender. The facility matures in November 2022. We may elect whether amounts drawn on the revolving line of credit bear interest at a floating rate per annum equal to either LIBOR or the Prime rate plus an additional interest rate margin that is determined by the availability of the borrowings under the revolving line of credit. The additional interest rate margin will range from 2.00% to 2.50% in the case of LIBOR advances and from 1.00% to 1.50% in the case of Prime rate advances. The revolving line of credit contains an unused facility fee in an amount between 0.15% and 0.25% of the average unused portion of the revolving line of credit, which is payable quarterly. The agreement contains certain customary affirmative and negative covenants and requires us to maintain (i) an adjusted quick ratio of at least 1.35 to 1.00 and (ii) minimum adjusted EBITDA, in the amounts and for the periods set forth in the agreement. Any amounts borrowed under the credit facility are collateralized by substantially all of our assets. We were in compliance with all covenants as of June 30, 2021. As of June 30, 2021, we had no outstanding borrowings under this revolving line of credit, and we had outstanding letters of credit totaling $11.2 million in connection with securing our leased office space. We also continue to monitor the LIBOR to SOFR transition, which may result in modification or amendment of our existing revolving line of credit.

8. Income Taxes

The provision for income taxes is based upon the estimated annual effective tax rates for the year applied to the current period income before tax plus the tax effect of any significant or unusual items, discrete events, or changes in tax law. Our operating subsidiaries are exposed to statutory effective tax rates ranging from zero to approximately 32%. Fluctuations in the distribution of pre-tax income among our operating subsidiaries can lead to fluctuations of the effective tax rate in the condensed consolidated financial statements. For the three and six months ended June 30, 2021, the actual effective tax rates were (1.1)% and (1.0)%, respectively. For the three and six months ended June 30, 2020, the actual effective tax rates were (2.4)% and (0.3)%, respectively.

We assess uncertain tax positions in accordance with ASC 740-10, Accounting for Uncertainties in Income Taxes. As of June 30, 2021, our net unrecognized tax benefits totaled $2.3 million, which if recognized would result in no net effect on the effective tax rate due to a valuation allowance. The amount of reasonably possible unrecognized tax benefits that could decrease over the next 12 months due to the expiration of certain statutes of limitations or settlements of tax audits is not material to our condensed consolidated financial statements.

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

9. Stock-Based Compensation

Equity Incentive Plans

In May 2017, our Board of Directors adopted, and our stockholders approved, the 2017 Equity Incentive Plan (the “2017 Plan”), which became effective as of the date of the final prospectus for our initial public offering. The 2017 Plan provides for the grant of incentive stock options to employees and for the grant of nonstatutory stock options, restricted stock awards, RSUs, stock appreciation rights, performance-based stock awards, and other forms of equity compensation to employees, including officers, non-employee directors, and consultants. We initially reserved 6,421,442 shares of Class A common stock for issuance under the 2017 Plan, which included 421,442 shares that remained available for issuance under our 2007 Stock Option Plan (the “2007 Plan”) at the time the 2017 Plan became effective. The number of shares reserved under the 2017 Plan increases for any shares subject to outstanding awards originally granted under the 2007 Plan that expire or are forfeited prior to exercise. As a result of the adoption of the 2017 Plan, no further grants may be made under the 2007 Plan. As of June 30, 2021, there were 7,175,469 shares of Class A common stock reserved for issuance under the 2017 Plan, of which 4,223,260 were available to be issued.

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

In May 2019, our Board of Directors granted a stock option to purchase 700,000 shares of our Class A common stock to our Chief Executive Officer (the "2019 CEO Grant") under the 2017 Plan with an exercise price of $33.98 per share. The 2019 CEO Grant is eligible to vest based on the achievement of a stock price appreciation target of our Class A common stock. Specifically, the 2019 CEO Grant vests when shares of our Class A common stock close at or above $84.63 per share for a period equal to or greater than 90 consecutive calendar days or upon the occurrence of a change in control in which the value of our Class A common stock is equal to or greater than $84.63 per share within five years of the grant date. The fair value of the 2019 CEO Grant was determined using a Monte Carlo simulation. The fair value of the award at the grant date was $9.5 million and is amortized over the derived service period of 2.6 years. Effective February 2021, the 2019 CEO Grant has satisfied all of the conditions required to be considered fully vested. As a result, we accelerated the recognition of approximately $3.3 million in stock-based compensation expense in the six months ended June 30, 2021.

APPIAN CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table summarizes stock option activity for the six months ended June 30, 2021:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2021	3,399,240	$14.06	4.9	$503,174
Granted	—	—	—	—
Exercised	(299,920)	6.94	—	33,230
Expired	—	—	—	—
Forfeited	(10,060)	11.62	—	—
Outstanding at June 30, 2021	3,089,260	$14.76	4.4	$379,935

Exercisable at June 30, 2021	2,850,280	$15.04	4.3	$349,747

There were no stock options granted during the six months ended June 30, 2021 and 2020. The total fair value of stock options that vested during the six months ended June 30, 2021 and 2020 was $10.5 million and $1.0 million, respectively. As of June 30, 2021, the total compensation cost related to unvested stock options not yet recognized was $0.2 million, which will be recognized over a weighted average period of 0.8 years.

Restricted Stock Units

The following table summarizes RSU activity for the six months ended June 30, 2021:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested and outstanding at January 1, 2021	1,165,003	$46.04
Granted	110,008	139.17
Vested	(99,350)	46.44
Forfeited	(48,965)	63.20
Non-vested and outstanding at June 30, 2021	1,126,696	54.35

As of June 30, 2021, total unrecognized compensation cost related to unvested RSUs was approximately $51.8 million, which will be recognized over a weighted average period of 2.2 years.

APPIAN CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table summarizes the components of our stock-based compensation expense by instrument type for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
RSUs	$4,403	$2,475	$8,408	$4,774
Stock options	40	1,047	3,773	2,131
Common stock awards to Board of Directors	155	92	311	185
Total stock-based compensation expense	$4,598	$3,614	$12,492	$7,090

Stock-based compensation expense for RSUs, stock options, and issuances of common stock to the Board of Directors is included in the following line items in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of revenue
Subscriptions	$295	$229	$592	$442
Professional services	865	317	1,506	529
Operating expenses
Sales and marketing	1,197	657	2,305	1,410
Research and development	1,069	619	2,084	1,172
General and administrative	1,172	1,792	6,005	3,537
Total stock-based compensation expense	$4,598	$3,614	$12,492	$7,090

10. Stockholders' Equity

As of June 30, 2021, we had authorized 500,000,000 shares of Class A common stock and 100,000,000 shares of Class B common stock, each with a par value of $0.0001 per share, of which 39,581,079 shares of Class A common stock and 31,499,516 shares of Class B common stock were issued and outstanding. The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion rights. The holders of Class A common stock are entitled to one vote per share, and the holders of Class B common stock are entitled to ten votes per share on all matters subject to stockholder vote. The holders of Class B common stock also have approval rights for certain corporate actions. Each share of Class B common stock may be converted into one share of Class A common stock at the option of its holder and will be automatically converted upon transfer thereof, subject to certain exceptions. In addition, upon the date on which the outstanding shares of Class B common stock represent less than 10% of the aggregate voting power of our capital stock, all outstanding shares of Class B common stock shall convert automatically into Class A common stock.

11. Basic and Diluted Loss per Common Share

The following outstanding securities, prior to the use of the treasury stock method or the if-converted method, have been excluded from the computation of diluted weighted-average shares outstanding for the respective periods below because they would have been antidilutive:

	Three and Six Months Ended June 30,
	2021	2020
Stock options	3,089,260	4,046,544
Non-vested restricted stock units	1,126,696	1,116,127

12. Commitments and Contingencies

APPIAN CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Minimum Purchase Commitments

Exclusive of the Amazon Web Services ("AWS") contract discussed in Note 15, we have other non-cancellable agreements for subscription software products that contain provisions stipulating minimum purchase commitments. However, the annual purchase commitments under these contracts are, individually and in the aggregate, immaterial to our condensed consolidated financial statements.

Letters of Credit

At each of June 30, 2021 and December 31, 2020, we had outstanding letters of credit totaling $11.2 million in connection with securing our leased office space. All letters of credit are secured by our borrowing arrangement as described in Note 7.

Legal

From time to time, we are subject to legal, regulatory, and other proceedings and claims that arise in the ordinary course of business. There are no issues or resolutions of any matters expected to have a material adverse impact on our condensed consolidated financial statements.

13. Segment and Geographic Information

We consider operating segments to be components of our business in which separate financial information is available and evaluated regularly by our Chief Operating Decision Maker ("CODM"). Our CODM, who is our Chief Executive Officer, reviews financial information on a consolidated basis when deciding how to allocate resources and assessing performance. Accordingly, we have determined we have a single reporting segment and operating unit structure.

The following table summarizes revenue by geography for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Domestic	$53,704	$42,191	$113,986	$94,646
International	29,295	24,584	57,868	50,993
Total	$82,999	$66,775	$171,854	$145,639

With respect to geographic information, revenue is attributed to respective geographies based on the contracting address of the customer. There were no individual foreign countries from which more than 10% of our total revenue was attributable for the three and six months ended June 30, 2021. Revenue from customers attributed to the United Kingdom was 12.4% of our total revenue for each of the three and six months ended June 30, 2020. There were no other individual foreign countries from which more than 10% of our total revenue was attributable for the three and six months ended June 30, 2020. Substantially all of our long-lived assets were held in the United States as of June 30, 2021 and December 31, 2020.

APPIAN CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
14. Investments and Fair Value Measurements

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

The asset or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques maximize the use of relevant observable inputs and minimize the use of unobservable inputs. There were no instruments measured at fair value on a recurring basis using significant unobservable inputs as of June 30, 2021 and December 31, 2020.

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

The carrying amounts of our cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value as of June 30, 2021 and December 31, 2020 because of the relatively short duration of these instruments.

Investments

Our investment portfolio consists largely of debt investments classified as available-for-sale. Changes in the fair value of available-for-sale securities, excluding other-than-temporary impairments, are recorded in other comprehensive income (loss). The components of our investments as of June 30, 2021 are as follows (in thousands):

	As of June 30, 2021
	Fair Value Measurement				Balance Sheet Classification
	Fair Value Level	Cost Basis	Unrealized Gains (Losses)	Market Value	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments
Money market fund	Level 1	$72,275	$—	$72,275	$72,275	$—	$—
U.S. Treasury bonds	Level 1	24,446	4	24,450	—	24,450	—
Commercial paper	Level 2	38,432	—	38,432	—	38,432	—
Corporate bonds	Level 2	29,113	(1)	29,112	—	27,562	1,550
Asset-backed securities	Level 2	26,373	5	26,378	—	20,880	5,498
Total investments		$190,639	$8	$190,647	$72,275	$111,324	$7,048

At December 31, 2020, our investments consisted of the following (in thousands):

APPIAN CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	As of December 31, 2020
	Fair Value Measurement				Balance Sheet Classification
	Fair Value Level	Cost Basis	Unrealized Gains (Losses)	Market Value	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments
Money market fund	Level 1	$27,150	$—	$27,150	$27,150	$—	$—
U.S. Treasury bonds	Level 1	24,445	(3)	24,442	—	16,273	8,169
Commercial paper	Level 2	76,905	—	76,905	16,493	60,412	—
Corporate bonds	Level 2	34,738	(11)	34,727	—	27,542	7,185
Asset-backed securities	Level 2	26,373	(8)	26,365	—	5,599	20,766
Total investments		$189,611	$(22)	$189,589	$43,643	$109,826	$36,120

There were no Level 3 assets held at any point during the three and six months ended June 30, 2021. Additionally, there were no transfers between Levels 1 and 2 during the three and six months ended June 30, 2021.

The amortized cost basis and fair value of debt securities as of June 30, 2021, by contractual maturity, are as follows (in thousands):

	As of June 30, 2021
	Cost Basis	Fair Value
Due in one year or less	$183,596	$183,599
Due after one year through five years	7,043	7,048
Total investments	$190,639	$190,647

Actual maturities may differ from the contractual maturities in the table above because borrowers have the right to call or prepay certain obligations.

15. Subsequent Events

Amazon Web Services Agreement

In July 2021, we executed a non-cancellable cloud hosting arrangement with AWS that contains provisions for minimum purchase commitments. Specifically, purchase commitments under the agreement total $131.0 million over five years, including $22.0 million in the first year, $25.0 million in the second year, and $28.0 million in each of the third, fourth, and fifth years. The timing of payments under the agreement may vary, and the total amount of payments may exceed the minimum depending on the volume of services utilized.

Acquisition of Lana Labs

On August 4, 2021, we completed the acquisition of Lana Labs GMBH, a developer of process mining software, for approximately $31.0 million, net of cash acquired and debt. We financed the transaction with available cash on hand. It is not practicable to disclose the preliminary purchase price allocation for this transaction given the short period of time between the respective acquisition date and the issuance of this Form 10-Q.

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

Our customers include financial services, government, life sciences, telecommunications, media, energy, manufacturing, and transportation organizations. Generally, our sales force targets its efforts to organizations with over 2,000 employees and $2 billion in annual revenue. Revenue from government agencies represented 19.8% and 20.4% of our total revenue in the three and six months ended June 30, 2021, respectively, as compared to 19.0% and 16.8% of our total revenue in the three and six months ended June 30, 2020, respectively. No single end-customer accounted for more than 10% of our total revenue in the three and six months ended June 30, 2021 or June 30, 2020.

Our platform supports multiple languages to facilitate collaboration and address challenges in multinational organizations. We offer our platform globally. In the three and six months ended June 30, 2021, 35.3% and 33.7%, respectively, of our total revenue was generated from customers outside of the United States as compared to 36.8% and 35.0% in the three and six months ended June 30, 2020, respectively. As of June 30, 2021, we operated in 12 countries. We believe we have a significant opportunity to grow our international footprint. We are investing in new geographies, including through investment in direct and indirect sales channels, professional services, and customer support and implementation partners.

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

Through June 30, 2021, we have not seen a meaningful adverse impact to our financial position, results of operations, and cash flows and liquidity as a result of COVID-19. While the verticals from which we have historically generated the majority of our revenue have been less impacted by COVID-19 to date, there may be impacts to our financial condition and results of operations in 2021 and beyond as a result of reduced demand for our products and services and longer sales cycles. The ultimate impact of COVID-19 on our business is not estimable at this time and will be largely dependent upon a number of factors outside of our control including the extent and duration of the outbreak as well as any mitigating actions which may be undertaken by global governments and the general public.

Our Business Model

Our business model focuses on maximizing the lifetime value of customer relationships, which is a function of the duration of a customer’s deployment of our platform as well as the price and number of subscriptions of our platform that a customer purchases. We incur significant customer acquisition costs, including expenses associated with hiring new sales representatives, who can take up to one year to become productive given the length of our sales cycle, and marketing costs, all of which, with the exception of sales commissions, are expensed as incurred.

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

•Growth of Our Customer Base. We believe we have a substantial opportunity to grow our customer base. We define a customer as an entity with an active subscription or maintenance and support contract related to a perpetual software license as of the specified measurement date. Furthermore, we define a new customer as an entity that has entered into its first active subscription or maintenance and support contract within one calendar year of the specified measurement date while existing customers are defined as entities that have maintained an active subscription or maintenance and support contract for at least one calendar year from the specified measurement date. To the extent we contract with one or more entities under common control, we count those entities as separate customers. We have aggressively invested, and intend to continue to invest in, our sales force in order to drive sales to new customers. We continue to make investments to enhance the expertise of our sales and marketing organization within our key industry verticals of financial services, government, and life sciences. In addition, we have established relationships with strategic partners who work with organizations undergoing digital transformations. Our ability to continue to grow our customer base is dependent, in part, upon our ability to differentiate ourselves within the increasingly competitive markets in which we participate.

•Further Penetration of Existing Customers. Our sales force seeks to generate additional revenue from existing customers by adding new users to our platform. Many of our customers begin by building a single application and then grow to build dozens of applications on our platform. Generally, the development of new applications on our platform results in the expansion of our user base within an organization and a corresponding increase in revenue to us because we charge subscription fees on a per-user basis or through non-user based single application licenses. As a result of this “land and expand” strategy, we have generated significant additional revenue from our customer base. Our ability to increase sales to existing customers will depend on a number of factors, including the size of our sales force and professional services teams, customers’ level of satisfaction with our platform and professional services, pricing, economic conditions, and our customers’ overall spending levels. We have also re-focused some of our professional services personnel to become customer success managers. Their role is to ensure the customer realizes value from our platform and support the “land and expand” strategy versus delivering billable hours.

•Mix of Subscriptions and Professional Services Revenue. We believe our professional services have driven customer success and facilitated the adoption of our platform by customers. During the initial period of deployment by a customer, we generally provide a greater amount of support in building applications and training than later in the deployment, with a typical engagement extending from two to six months. At the same time, many of our customers have historically purchased subscriptions only for a limited set of their total potential end users. As a result of these factors, the proportion of total revenue for a customer associated with professional services is relatively high during the initial deployment period. Over time, as the need for professional services associated with user deployments decreases and the number of end users increases, we expect subscriptions revenue as a percentage of total revenue to increase. In addition, we continue to grow our base of strategic partners to provide broader customer coverage and solution delivery capabilities. These partners perform professional services with respect to any new service contracts they sign. As the usage of partners expands, we expect the proportion of our total revenue from subscriptions to increase over time relative to professional services. For the three and six months ended June 30, 2021, 68.6% and 70.2% of our revenue, respectively, was derived from sales of subscriptions while the remaining 31.4% and 29.8%, respectively, was derived from the sale of professional services. For the three and six months ended June 30, 2020, 62.0% and 63.1% of our revenue, respectively, was derived from sales of subscriptions while the remaining 38.0% and 36.9%, respectively, was derived from the sale of professional services.

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

Key Metrics

We monitor the following metrics to help us measure and evaluate the effectiveness of our operations. All dollar amounts are presented in thousands.

Cloud Subscription Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cloud subscription revenue	$42,486	$29,580	$81,539	$57,970

Cloud subscription revenue includes SaaS subscriptions bundled with maintenance and support and hosting services. We generally sell our SaaS subscriptions on a per-user basis or through non-user based single application licenses. As such, our cloud subscription revenue for any customer is primarily determined by the number of users who access and utilize the applications built on our platform or by the number of application licenses purchased, as well as the price paid. We believe increasing cloud subscription revenue is an indicator of the demand for our platform, the pace at which the market for our solutions is growing, the productivity of our sales force and strategic relationships in growing our customer base, and our ability to further penetrate our existing customer base.

Cloud Subscription Revenue Retention Rate

	As of June 30,
	2021	2020
Cloud subscription revenue retention rate	121%	113%

A key factor to our success is the renewal and expansion of subscription agreements with our existing customers. We calculate this metric over a set of customers who have been with us for at least one full year. To calculate our cloud subscription revenue retention rate for a particular trailing 12-month period, we first establish the recurring cloud subscription revenue for the previous trailing 12-month period. This effectively represents recurring dollars we should expect in the current trailing 12-month period from the cohort of customers from the previous trailing 12-month period without any expansion or contraction. We subsequently measure the recurring cloud subscription revenue in the current trailing 12-month period from the cohort of customers from the previous trailing 12-month period. Cloud subscription revenue retention rate is then calculated by dividing the aggregate recurring cloud subscription revenue in the current trailing 12-month period by the previous trailing 12-month period. This calculation includes the impact on our revenue from customer non-renewals, pricing changes, and growth in the number of users on our platform. Our cloud subscription revenue retention rate can fluctuate from period to period due to large customer contracts in any given period. Cloud subscription revenue retention rate increased year over year due to improved upsell rates in the latter half of 2020 that have continued into the first half of 2021.

Key Components of Results of Operations

Revenue

We generate revenue primarily through sales of subscriptions to our platform as well as professional services. We generally sell our software on a per-user basis or through non-user based single application licenses. We generally bill customers and collect payment for subscriptions to our platform in advance on an annual, quarterly, or monthly basis. In certain instances, we have had customers pay their entire contract value up front.

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

Professional Services

Cost of professional services revenue includes all direct and indirect costs to deliver our professional services and training, including employee compensation for our global professional services and training personnel, third-party contractor costs, allocated facility costs and overhead, and the costs of billable expenses such as travel and lodging. The unpredictability of the timing of entering into significant professional services agreements sold on a standalone basis may cause significant fluctuations in our cost of professional services which, in turn, may impact our quarterly financial results and allocated facility costs and overhead.

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

Subscriptions Gross Margin

Subscriptions gross margin is primarily affected by the growth in our subscriptions revenue as compared to the growth in, and timing of, costs to support such revenue. We expect to continue to invest in customer support and SaaS operations to support growth in our business, and the timing of those investments is expected to cause subscriptions gross margin to fluctuate in the short term but improve over time.

Professional Services Gross Margin

Professional services gross margin is affected by the growth in our professional services revenue as compared to the growth in, and timing of, the cost of our Customer Success organization as we continue to invest in the growth of our business. Professional services gross margin is also impacted by the amount of services performed by subcontractors and partners as opposed to internal resources. In the latter half of 2020, we reduced our usage of subcontractors, and the COVID-19 pandemic resulted in fewer in-person professional services engagements and deployments, both of which reduced certain classes of expenses and improved professional services margins. However, those improved margins are not indicative of future trends and are subject to fluctuation based on the factors discussed above and uncertainties related to the COVID-19 pandemic outside of our control.
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

Interest Expense

Interest expense consists primarily of interest on our debt, unused credit facility fees, and commitment fees on our letters of credit.

Results of Operations

The following table sets forth our condensed consolidated statements of operations data (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue
Subscriptions	$56,946	$41,418	$120,712	$91,854
Professional services	26,053	25,357	51,142	53,785
Total revenue	82,999	66,775	171,854	145,639
Cost of revenue(1)
Subscriptions	6,860	4,701	12,714	10,084
Professional services	18,975	16,455	36,650	35,191
Total cost of revenue	25,835	21,156	49,364	45,275
Gross profit	57,164	45,619	122,490	100,364
Operating expenses(1)
Sales and marketing	40,520	29,086	76,504	63,258
Research and development	23,862	17,178	44,552	33,216
General and administrative	17,358	11,450	36,500	24,591
Total operating expenses	81,740	57,714	157,556	121,065
Operating loss	(24,576)	(12,095)	(35,066)	(20,701)
Other (income) expense
Other (income) expense, net	(1,081)	(682)	1,812	2,432
Interest expense	80	128	161	271
Total other (income) expense	(1,001)	(554)	1,973	2,703
Loss before income taxes	(23,575)	(11,541)	(37,039)	(23,404)
Income tax expense	250	274	373	80
Net loss	$(23,825)	$(11,815)	$(37,412)	$(23,484)
(1) Stock-based compensation as a component of these line items is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of revenue
Subscriptions	$295	$229	$592	$442
Professional services	865	317	1,506	529
Operating expenses
Sales and marketing	1,197	657	2,305	1,410
Research and development	1,069	619	2,084	1,172
General and administrative	1,172	1,792	6,005	3,537
Total stock-based compensation expense	$4,598	$3,614	$12,492	$7,090

The following table sets forth our condensed consolidated statements of operations data expressed as a percentage of total revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue
Subscriptions	68.6%	62.0%	70.2%	63.1%
Professional services	31.4	38.0	29.8	36.9
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue
Subscriptions	8.3	7.0	7.4	6.9
Professional services	22.9	24.6	21.3	24.2
Total cost of revenue	31.1	31.7	28.7	31.1
Gross profit	68.9	68.3	71.3	68.9
Operating expenses
Sales and marketing	48.8	43.6	44.5	43.4
Research and development	28.7	25.7	25.9	22.8
General and administrative	20.9	17.1	21.2	16.9
Total operating expenses	98.5	86.4	91.7	83.1
Operating loss	(29.6)	(18.1)	(20.4)	(14.2)
Other (income) expense
Other (income) expense, net	(1.3)	(1.0)	1.1	1.7
Interest expense	0.1	0.2	0.1	0.2
Total other (income) expense	(1.2)	(0.8)	1.1	1.9
Loss before income taxes	(28.4)	(17.3)	(21.6)	(16.1)
Income tax expense	0.3	0.4	0.2	0.1
Net loss	(28.7)%	(17.7)%	(21.8)%	(16.1)%

Comparison of the Three Months Ended June 30, 2021 and 2020

Revenue

	Three Months Ended June 30,
	2021	2020	% Change
	(dollars in thousands)
Revenue
Subscriptions	$56,946	$41,418	37.5%
Professional services	26,053	25,357	2.7%
Total revenue	$82,999	$66,775	24.3%

Total revenue increased $16.2 million, or 24.3%, in the three months ended June 30, 2021 compared to the same period in 2020 due to an increase in our subscriptions revenue of $15.5 million, coupled with an increase in our professional services revenue of $0.7 million. The increase in subscriptions revenue was driven largely by a $12.9 million increase in cloud subscription revenue and a $1.9 million increase in on-premises subscription revenue. With respect to new versus existing customers, there was a $9.6 million increase in subscriptions revenue stemming from expanded deployments and corresponding sales of additional subscriptions to existing customers while the remaining increase of $5.9 million was the result of sales of subscriptions to new customers. The increase in professional services revenue was due primarily to a $9.7 million increase in sales to new customers, offset by a $9.0 million decrease in revenue from existing customers. Professional services revenue was impacted by our increased usage of partners to perform professional services in the three months ended June 30, 2021 as compared to the same period in 2020, which has resulted in increases to our subscriptions revenue without any change to our professional services revenue.

Cost of Revenue

	Three Months Ended June 30,
	2021	2020	% Change
	(dollars in thousands)
Cost of revenue
Subscriptions	$6,860	$4,701	45.9%
Professional services	18,975	16,455	15.3%
Total cost of revenue	$25,835	$21,156	22.1%
Subscriptions gross margin	88.0%	88.6%
Professional services gross margin	27.2%	35.1%
Total gross margin	68.9%	68.3%

Cost of revenue increased $4.7 million, or 22.1%, in the three months ended June 30, 2021 compared to the same period in 2020, primarily due to a $3.9 million increase in professional services and product support personnel costs, a $1.6 million increase in other cost of revenue, and a $0.3 million increase in facility and overhead costs. These increases were partially offset by a $1.1 million decrease in contractor costs. Personnel costs increased due to an increase in professional services and product support personnel headcount of 19.8% from June 30, 2020 to June 30, 2021, coupled with a $0.6 million increase in stock-based compensation. The increase in other cost of revenue was due to increased hosting costs as sales of our cloud offering increased in the three months ended June 30, 2021. The increase in facility and overhead costs was due largely to an increase in certain allocated costs tied to our growth such as spending for offices, human resources costs, and information technology expenses. Contractor costs decreased in the three months ended June 30, 2021 compared to the same period in 2020 due to a decrease in the usage of subcontractors for professional services engagements.

Subscriptions gross margin was 88.0% for the three months ended June 30, 2021 compared to 88.6% in the same period in 2020. The decline was driven by increased hosting costs as sales of our cloud offering increased as well as increases in personnel costs, offset by an increase in subscriptions revenue during the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. Professional services gross margin was 27.2% for the three months ended June 30, 2021 compared to 35.1% in the same period in 2020 due to higher personnel costs in the comparable periods. Furthermore, fewer in-person professional services engagements and deployments during the three months ended June 30, 2020 led to temporarily improved margins in the prior year. These impacts were partially offset by an increase in professional services revenue and a decrease in the usage of subcontractors for professional services engagements. Given the higher percentage of subscriptions revenue for the comparable periods, gross margin rose slightly to 68.9% in the three months ended June 30, 2021 as compared to 68.3% in the same period in 2020.

Sales and Marketing Expense

	Three Months Ended June 30,
	2021	2020	% Change
	(dollars in thousands)
Sales and marketing	$40,520	$29,086	39.3%
% of revenue	48.8%	43.6%

Sales and marketing expense increased $11.4 million, or 39.3%, in the three months ended June 30, 2021 compared to the same period in 2020, primarily due to a $6.1 million increase in sales and marketing personnel costs, a $4.1 million increase in marketing costs, and a $1.4 million increase in facility and overhead costs. These increases were partially offset by a $0.2 million decrease in professional fees. Personnel costs increased due to an increase in sales and marketing personnel headcount of 17.4% from June 30, 2020 to June 30, 2021, increased sales commissions driven by our subscriptions revenue growth, and a $0.5 million increase in stock-based compensation expense. Marketing costs increased due to enhanced spending and lead generation expenses associated with our annual user conference Appian World during the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. Facility and overhead costs increased due to higher information technology spending to support our growth coupled with higher human resource costs and increased travel and entertainment expenses. Professional fees decreased due to a decrease in the usage of subcontractors.

Research and Development Expense

	Three Months Ended June 30,
	2021	2020	% Change
	(dollars in thousands)
Research and development	$23,862	$17,178	38.9%
% of revenue	28.7%	25.7%

Research and development expense increased $6.7 million, or 38.9%, in the three months ended June 30, 2021 compared to the same period in 2020, primarily due to a $5.2 million increase in research and development personnel costs, a $1.1 million increase in facility and overhead costs, and a $0.3 million increase in professional fees. Personnel costs increased due to an increase in research and development personnel headcount of 18.5% from June 30, 2020 to June 30, 2021 as well as a $0.5 million increase in stock-based compensation expense. Facility and overhead costs increased due to higher information technology spending to support our growth. Professional fees increased due to an increase in consulting fees.

General and Administrative Expense

	Three Months Ended June 30,
	2021	2020	% Change
	(dollars in thousands)
General and administrative expense	$17,358	$11,450	51.6%
% of revenue	20.9%	17.1%

General and administrative expense increased $5.9 million, or 51.6%, in the three months ended June 30, 2021 compared to the same period in 2020, primarily due to a $2.7 million increase in professional fees, a $2.0 million increase in general and administrative personnel costs, and a $1.1 million increase in facility and overhead costs. Professional fees increased due largely to increased legal fees. Personnel costs increased due to an increase in general and administrative personnel headcount of 14.6% from June 30, 2020 to June 30, 2021, partially offset by a $0.6 million decrease in stock-based compensation expense.

Facility and overhead costs increased primarily due to an increase in certain allocated costs tied to our growth such as spending for offices, human resources costs, and information technology expenses.

Other Income, Net

	Three Months Ended June 30,
	2021	2020	% Change
	(dollars in thousands)
Other income, net	$(1,081)	$(682)	58.5%
% of revenue	(1.3)%	(1.0)%

Other income, net increased by $0.4 million in the three months ended June 30, 2021 compared to the same period in 2020, primarily due to $1.0 million in foreign exchange gains in the three months ended June 30, 2021 compared to $0.6 million in foreign exchange gains in the three months ended June 30, 2020. The increase in foreign exchange gains was primarily due to currency fluctuations of the Australian dollar, Swedish krona, British Pound Sterling, Euro, Swiss franc, and Singapore dollar versus the U.S. dollar during the three months ended June 30, 2021 compared to the same period in 2020.

Interest Expense

	Three Months Ended June 30,
	2021	2020	% Change
	(dollars in thousands)
Interest expense	$80	$128	(37.5)%
% of revenue	0.1%	0.2%

Interest expense decreased by a nominal amount in the three months ended June 30, 2021 compared to the same period in 2020, primarily due to lower commitment fees on the letter of credit outstanding.

Comparison of the Six Months Ended June 30, 2021 and 2020

Revenue

	Six Months Ended June 30,
	2021	2020	% Change
	(dollars in thousands)
Revenue
Subscriptions	$120,712	$91,854	31.4%
Professional services	51,142	53,785	(4.9)%
Total revenue	$171,854	$145,639	18.0%

Total revenue increased $26.2 million, or 18.0%, in the six months ended June 30, 2021 compared to the same period in 2020 due to an increase in our subscriptions revenue of $28.9 million, partially offset by a decrease in our professional services revenue of $2.6 million. The increase in subscriptions revenue was driven largely by a $23.6 million increase in cloud subscription revenue and a $4.0 million increase in on-premises subscription revenue. With respect to new versus existing customers, there was a $17.9 million increase in subscriptions revenue stemming from expanded deployments and corresponding sales of additional subscriptions to existing customers while the remaining increase of $11.0 million was the result of sales of subscriptions to new customers. The decrease in professional services revenue was due primarily to a $19.8 million decrease in revenue from existing customers which was substantially offset by a $17.2 million increase in sales to new customers. Further contributing to the decrease in professional services revenue was our increased usage of partners to perform professional services in the six months ended June 30, 2021 as compared to the same period in 2020, which has resulted in increases to our subscriptions revenue without any change to our professional services revenue.

Cost of Revenue

	Six Months Ended June 30,
	2021	2020	% Change
	(dollars in thousands)
Cost of revenue
Subscriptions	$12,714	$10,084	26.1%
Professional services	36,650	35,191	4.1%
Total cost of revenue	$49,364	$45,275	9.0%
Subscriptions gross margin	89.5%	89.0%
Professional services gross margin	28.3%	34.6%
Total gross margin	71.3%	68.9%

Cost of revenue increased $4.1 million, or 9.0%, in the six months ended June 30, 2021 compared to the same period in 2020, primarily due to a $6.2 million increase in professional services and product support personnel costs, coupled with a $2.3 million increase in other cost of revenue and a $0.2 million increase in facility and overhead costs. These increases were partially offset by a $3.5 million decrease in contractor costs and a $1.2 million decrease in billable expenses. Personnel costs increased due to an increase in professional services and product support personnel headcount of 19.8% from June 30, 2020 to June 30, 2021, coupled with a $1.1 million increase in stock-based compensation. The increase in other cost of revenue was due to increased hosting costs as sales of our cloud offering grew in the six months ended June 30, 2021, while the increase in facility and overhead costs was due largely to an increase in certain allocated costs tied to our growth such as spending for offices, human resources costs, and information technology expenses. Contractor costs decreased in the six months ended June 30, 2021 compared to the same period in 2020 due to a decrease in the usage of subcontractors for professional services engagements. Billable expenses decreased primarily as a result of lower travel and entertainment expenses pursuant to our shift to largely remote work.

Subscriptions gross margin increased to 89.5% for the six months ended June 30, 2021 compared to 89.0% in the same period in 2020 due to an increase in subscriptions revenue during the six months ended June 30, 2021 as compared to the six months ended June 30, 2020, partially offset by increased hosting costs as sales of our cloud offering increased and became a larger proportion of our overall subscriptions revenue. Professional services gross margin decreased to 28.3% for the six months ended June 30, 2021 compared to 34.6% in the same period in 2020 due to higher personnel costs during the six months ended June 30, 2021 as well as a decrease in professional services revenue. Additionally, fewer in-person professional services engagements and deployments during the six months ended June 30, 2020 led to temporarily improved margins in the prior year. These impacts were partially offset by a decrease in the usage of subcontractors for professional services engagements. Given the higher percentage of subscriptions revenue for the comparable periods and the aforementioned decline in professional services revenue, gross margin rose to 71.3% in the six months ended June 30, 2021 as compared to 68.9% in the same period in 2020.

Sales and Marketing Expense

	Six Months Ended June 30,
	2021	2020	% Change
	(dollars in thousands)
Sales and marketing	$76,504	$63,258	20.9%
% of revenue	44.5%	43.4%

Sales and marketing expense increased $13.2 million, or 20.9%, in the six months ended June 30, 2021 compared to the same period in 2020, primarily due to an $11.6 million increase in sales and marketing personnel costs, a $2.9 million increase in marketing costs, and a $0.1 million increase in professional fees. These increases were partially offset by a $1.3 million decrease in facility and overhead costs. Personnel costs increased due to an increase in sales and marketing personnel headcount of 17.4% from June 30, 2020 to June 30, 2021, increased sales commissions driven by our subscriptions revenue growth, and a

$0.9 million increase in stock-based compensation expense. Marketing costs increased due to enhanced spending and lead generation expenses associated with our annual user conference Appian World during the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. Professional fees increased due to an increase in consulting fees to support our growth. Facility and overhead costs decreased due to lower travel and entertainment-related expenses as a result of our shift to largely remote work.

Research and Development Expense

	Six Months Ended June 30,
	2021	2020	% Change
	(dollars in thousands)
Research and development	$44,552	$33,216	34.1%
% of revenue	25.9%	22.8%

Research and development expense increased $11.3 million, or 34.1%, in the six months ended June 30, 2021 compared to the same period in 2020, primarily due to a $9.4 million increase in research and development personnel costs, a $1.5 million increase in facility and overhead costs, and a $0.4 million increase in professional fees. Personnel costs increased due to an increase in research and development personnel headcount of 18.5% from June 30, 2020 to June 30, 2021. Facility and overhead costs increased due to higher information technology spending to support our growth. Professional fees increased due to an increase in consulting fees.

General and Administrative Expense

	Six Months Ended June 30,
	2021	2020	% Change
	(dollars in thousands)
General and administrative expense	$36,500	$24,591	48.4%
% of revenue	21.2%	16.9%

General and administrative expense increased $11.9 million, or 48.4%, in the six months ended June 30, 2021 compared to the same period in 2020, primarily due to a $7.2 million increase in general and administrative personnel costs, a $4.0 million increase in professional fees, and a $0.7 million increase in facility and overhead costs. Personnel costs increased due to the acceleration of $3.3 million in stock-based compensation expense stemming from the vesting of the 2019 CEO grant, coupled with an increase in general and administrative personnel headcount of 14.6% from June 30, 2020 to June 30, 2021. Professional fees increased due to increased legal fees. Facility and overhead costs increased primarily due to higher information technology spending to support our growth during the six months ended June 30, 2021, along with higher human resources costs.

Other Expense, Net

	Six Months Ended June 30,
	2021	2020	% Change
	(dollars in thousands)
Other expense, net	$1,812	$2,432	(25.5)%
% of revenue	1.1%	1.7%

Other expense, net decreased by $0.6 million in the six months ended June 30, 2021 compared to the same period in 2020, primarily due to $2.0 million in foreign exchange losses in the six months ended June 30, 2021 compared to $2.9 million in foreign exchange losses in the six months ended June 30, 2020, coupled with a $0.3 million decrease in interest income. The decrease in foreign exchange losses was primarily due to currency fluctuations of the Australian dollar, British Pound Sterling, Swedish krona, Euro, Swiss franc, and Singapore dollar versus the U.S. dollar during the six months ended June 30, 2021 compared to the same period in 2020.

Interest Expense

	Six Months Ended June 30,
	2021	2020	% Change
	(dollars in thousands)
Interest expense	$161	$271	(40.6)%
% of revenue	0.1%	0.2%

Interest expense decreased by $0.1 million in the six months ended June 30, 2021 compared to the same period in 2020, primarily due to lower commitment fees on the letter of credit outstanding.

Liquidity and Capital Resources

The following table presents selected financial information and statistics as of June 30, 2021 and December 31, 2020 as well as for the six months ended June 30, 2021 and 2020 (in thousands):

	As of
	June 30, 2021	December 31, 2020
Cash and cash equivalents	$131,279	$112,462
Short-term investments and marketable securities	111,324	109,826
Property and equipment, net	34,064	35,404
Long-term investments	7,048	36,120
Working capital	213,480	209,532

	Six Months Ended June 30,
	2021	2020
Net cash used in operating activities	$(9,373)	$(6,957)
Net cash provided by (used in) investing activities	26,577	(6,824)
Net cash provided by financing activities	2,089	109,768

As of June 30, 2021, we had $131.3 million of cash and cash equivalents and $111.3 million of short-term investments and marketable securities. We believe our existing cash and cash equivalents and short-term investments and marketable securities, together with any positive cash flows from operations and available borrowings under our line of credit, will be sufficient to support working capital and capital expenditure requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of spending to support research and development efforts, the expansion of sales and marketing activities, particularly internationally, the introduction of new and enhanced products and functions as well as platform enhancements and professional services offerings, the level of market acceptance of our applications, spending we may incur on expansion of our headquarters, and the global economic uncertainty and financial market conditions caused by the COVID-19 pandemic and its impact on our business.

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

On August 4, 2021, we completed the acquisition of Lana Labs GMBH, a developer of process mining software, for approximately $31.0 million, net of cash acquired and debt. We financed the transaction with available cash on hand. In the future, we may enter into investments in or acquisitions of similarly complementary businesses, products, or technologies, which could also require us to seek additional equity financing, incur indebtedness, or use cash resources. If we are unable to raise additional capital when desired, our business, operating results, and financial condition could be adversely affected.

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

We also have the ability to draw upon a $20.0 million revolving line of credit which we entered into in November 2017. The facility matures in November 2022. We may elect whether amounts drawn on the revolving line of credit bear interest at a floating rate per annum equal to either the LIBOR or the Prime rate plus an additional interest rate margin that is determined by the availability of borrowings under the revolving line of credit. The additional interest rate margin will range from 2.00% to 2.50% in the case of LIBOR advances and from 1.00% to 1.50% in the case of Prime rate advances. The revolving line of credit contains an unused facility fee in an amount between 0.15% and 0.25% of the average unused portion of the revolving line of credit, which is payable quarterly. The agreement contains certain customary affirmative and negative covenants and requires us to maintain (i) an adjusted quick ratio of at least 1.35 and (ii) minimum adjusted EBITDA in the amounts and for the periods set forth in the agreement. Any amounts borrowed under the credit facility are collateralized by substantially all of our assets. We were in compliance with all covenants as of June 30, 2021. As of June 30, 2021, we had not made any borrowings under this revolving line of credit, and we had outstanding letters of credit totaling $11.2 million in connection with securing our leased office space.

Uses of Funds

Our current principal uses of cash are funding operations and other working capital requirements. In the past, we utilized cash to pay for acquisitions of entities we believe to be complementary to our business, and we may pursue similar opportunities in the future. Over the past several years, revenue has increased significantly from year to year and, as a result, cash flows from customer collections have increased. However, operating expenses have also increased as we have invested in growing our business. Our uses of cash in 2021 to date have included modest capital expenditures as well as the acquisition of Lana Labs GMBH, while cash uses in the prior year through June 30, 2020 consisted primarily of the acquisition of Novayre.

Furthermore, in 2021 we executed a non-cancellable cloud hosting arrangement with Amazon Web Services, or AWS, that contains provisions for minimum purchase commitments. Purchase commitments under the agreement total $131.0 million over five years, including $22.0 million in the first year, $25.0 million in the second year, and $28.0 million in each of the third, fourth, and fifth years. The timing of payments under the agreement may vary, and the total amount of payments may exceed the minimum depending on the volume of services utilized.

Historical Cash Flows

Operating Activities

For the six months ended June 30, 2021, net cash used in operating activities of $9.4 million consisted of a net loss of $37.4 million, offset by $14.9 million in adjustments for non-cash items and $13.1 million of cash provided by changes in working capital. Adjustments for non-cash items consisted primarily of stock-based compensation of $12.5 million and depreciation and amortization expense of $2.6 million, partially offset by deferred income tax adjustments of $0.1 million. The increase in cash and cash equivalents resulting from changes in working capital primarily consisted of a $16.7 million decrease in accounts receivable stemming from increased cash collections as well as the timing of billings, a $3.0 million increase in accounts payable and accrued expenses primarily due to the timing of payments, a $2.8 million increase in accrued compensation and related benefits as a result of higher employee benefit accruals for such costs as commissions and bonuses, a $0.2 million decrease in prepaid expenses and other assets primarily due to the timing of payments, and a $0.1 million increase in operating lease liabilities. These increases to working capital were partially offset by a $7.3 million increase in deferred commissions due to increased sales activity, a $1.8 million net decrease in deferred revenue as a result of decreased subscription sales, and a $0.6 million decrease in other current and non-current liabilities.

For the six months ended June 30, 2020, net cash used in operating activities of $7.0 million consisted of a net loss of $23.5 million, offset by $10.1 million in adjustments for non-cash items and $6.4 million of cash provided by changes in working capital. Adjustments for non-cash items consisted of stock-based compensation of $7.1 million, depreciation and amortization expense of $3.0 million, and bad debt expense of $0.2 million. The increase in cash and cash equivalents resulting from changes in working capital primarily consisted of a $2.6 million increase in accrued compensation and related benefits as a result of higher employee benefit accruals such as vacation and bonuses, a $2.4 million increase in operating lease liabilities, a $2.3 million increase in deferred revenue as a result of increased subscription sales, a $1.9 million decrease in prepaid expenses and other assets, and a $1.3 million increase in other liabilities due to the deferral of social security tax payments pursuant to the provisions of the CARES Act. These increases to working capital were partially offset by a $2.1 million increase in accounts receivable stemming from decreased cash collections during the six months ended June 30, 2020, a $1.7 million decrease in accounts payable and accrued expenses primarily due to the timing of payments, and a $0.3 million increase in deferred commissions.

Investing Activities

For the six months ended June 30, 2021, net cash provided by investing activities was $26.6 million, which was due to $27.6 million in proceeds from the sale of investments, partially offset by $1.0 million in purchases of property and equipment.

For the six months ended June 30, 2020, net cash used in investing activities was $6.8 million which was primarily the result of $6.1 million in payments, net of cash acquired, related to the acquisition of Novayre. In addition, there were approximately $0.7 million in purchases of property and equipment.

Financing Activities

For the six months ended June 30, 2021, net cash provided by financing activities was $2.1 million, consisting entirely of proceeds received from stock option exercises.

For the six months ended June 30, 2020, net cash provided by financing activities was $109.8 million, consisting of $108.2 million in proceeds from our underwritten public offering in June 2020, net of underwriting discounts and commissions and the payment of offering expenses, and $2.2 million in proceeds received from stock option exercises, partially offset by $0.7 million in principal payments on finance leases.

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any relationships with unconsolidated entities or financial partnerships, including entities sometimes referred to as structured finance or special purpose entities, that were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We do not engage in off-balance sheet financing arrangements. In addition, we do not engage in trading activities involving non-exchange traded contracts. As a result, we believe we are not materially exposed to any financing, liquidity, market, or credit risks that could arise if we had engaged in these relationships.

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

Interest Rate Risk

We had total cash and cash equivalents of $131.3 million as of June 30, 2021, which consisted of $72.3 million invested in a money market fund, cash in readily available checking accounts, and overnight repurchase investments. These securities, which are not dependent on interest rate fluctuations that may cause principal amounts to fluctuate, are held for reinvestment and working capital purchases.

In addition, as of June 30, 2021, we held $118.4 million of fixed income securities such as U.S. treasury bonds, commercial paper, corporate bonds, and asset-backed securities. These securities are subject to market risk due to fluctuations in interest rates, which may affect our interest income and the fair value of our investments. We classify investments as available-for-sale, including those with stated maturities beyond twelve months. As such, no gains or losses due to changes in interest rates are recognized in our condensed consolidated statements of operations unless such securities are sold prior to maturity or due to expected credit losses. A hypothetical 100 basis point change in interest rates would not have had a material effect on the fair market value of our investment portfolio as of June 30, 2021. To date, fluctuations in interest income have also not been significant. Our investments are made for the purpose of preserving capital, fulfilling liquidity needs, and maximizing total return. We do not enter into investments for trading or speculative purposes.

At June 30, 2021, we had no outstanding borrowings.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. Based on the evaluation of our disclosure controls and procedures as of June 30, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a.Recent Sales of Unregistered Equity Securities

Not applicable.

b.Use of Proceeds

Not applicable.

c.Issuer Purchases of Equity Securities

Not applicable.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

The information set forth below is included herein for the purposes of providing the disclosure required under “Item 1.01 – Entry into a Material Definitive Agreement.” of Form 8-K.

On August 4, 2021, the Company entered into an Agreement on the Sale and Transfer of Shares (the “Share Purchase Agreement”) with its wholly-owned subsidiary Appian Europe Ltd. (the “Purchaser”), and each of Karibu Capital UG, Thobai UG, Ramox UG, HPI Seed Fund GmbH, Capnamic Ventures Fund II GmbH& Co. KG, West Tech Ventures GmbH, Kölpin Venture GmbH, Main Incubator GmbH, Bornschein & keine Töchter GmbH, Wayra Deutschland GmbH, and NEXTBLUE1-go Toshijigyo Yugen Sekinin Kumiai (the “Sellers”) and each of Dr. Thomas Lutterbeck, Karina Buschsieweke, Dr. Rami-Habib Eid-Sabbagh, and Dan Wucherpfennig (the “Managers”). Pursuant to the Share Purchase Agreement, and upon the terms of and subject to the conditions therein, the Sellers have agreed to sell, and the Purchaser has agreed to buy (the “Acquisition”) all of the shares of Lana Labs GmbH, a limited liability company incorporated and established under the laws of Germany (“Lana”) for EUR 29,075,630 in cash, subject to customary purchase price adjustments (the “Purchase Price”). In addition, following the Closing, the Managers and certain key employees of Lana will receive equity of the Company in the form of restricted stock units. The Company is acting as guarantor of the obligations of the Purchaser under the Share Purchase Agreement. A portion of the Purchase Price is subject to a holdback, whereby an amount equal to 10% of the Purchase Price will be held back, with 25% being released to certain Sellers within two months of the completion of certain financial statements or October 31, 2022 at the latest, and 75% being released to certain Sellers upon the two year anniversary of the closing date, subject to adjustment for certain indemnifiable events and circumstances as set forth in the Share Purchase Agreement.

The Share Purchase Agreement contains customary warranties and covenants made by each of the Sellers and the Managers, including, among others, covenants by the Managers and the Sellers regarding the conduct of the Lana business between the date of the Share Purchase Agreement and the closing date of the Acquisition. In connection with the Share Purchase Agreement, the Purchaser will bind a buy-side warranty and indemnity insurance policy (the “W&I Policy”). Under the Share Purchase Agreement, the Purchaser’s sole right of recovery (if any) in excess of certain caps on liability specified in the Share Purchase Agreement in respect of the insured warranty claims is under the W&I Policy (except for in the case of wilful deceit/fraud or other intentional conduct of the Sellers). The Company expects to complete the Acquisition in August 2021, at which time Lana will become a wholly-owned subsidiary of the Company.

The foregoing description of the Share Purchase Agreement does not purport to be complete and is qualified in its entirety by the full text of the Share Purchase Agreement, a copy of which will be filed with the Company’s Quarterly Report on Form 10-Q for the quarter ending September 30, 2021.

Item 6. EXHIBITS

Exhibit No.	Description	Reference
10.1	Appian Corporation Employee Stock Purchase Plan†	Attached.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Attached.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Attached.

32.1	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Attached.

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.	Attached.

101.SCH	XBRL Taxonomy Extension Schema Document	Attached.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Attached.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Attached.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Attached.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Attached.

104	Cover page formatted as Inline XBRL and contained in Exhibit 101	Attached.
† Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPIAN CORPORATION

August 5, 2021	By:	/s/ Matthew Calkins	/s/ Mark Lynch
		Name: Matthew Calkins	Name: Mark Lynch
		Title: Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	Title: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)