Form 10-Q
period 2021-09-30
APPIAN CORP
filed 2021-11-04
CIK 1441683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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

As of November 1, 2021, there were 39,683,710 shares of the registrant’s Class A common stock and 31,499,516 shares of the registrant’s Class B common stock, each with a par value of $0.0001 per share, outstanding.

Table of Contents

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements	4
	Condensed Consolidated Balance Sheets as of September 30, 2021 (unaudited) and December 31, 2020	4
	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2021 and September 30, 2020 (unaudited)	4
	Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2021 and September 30, 2020 (unaudited)	6
	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2021 and September 30, 2020 (unaudited)	7
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and September 30, 2020 (unaudited)	9
	Notes to Condensed Consolidated Financial Statements (unaudited)	10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	45
Item 4.	Controls and Procedures	45

PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	47
Item 1A.	Risk Factors	47
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	47
Item 3.	Defaults Upon Senior Securities	47
Item 4.	Mine Safety Disclosures	47
Item 5.	Other Information	47
Item 6.	Exhibits	48
Signatures		49

PART I—FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
APPIAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	As of
	September 30, 2021	December 31, 2020
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$127,122	$112,462
Short-term investments and marketable securities	61,384	109,826
Accounts receivable, net of allowance of $1,400 as of each of September 30, 2021 and December 31, 2020	110,223	97,278
Deferred commissions, current	21,632	17,899
Prepaid expenses and other current assets	26,208	27,955
Total current assets	346,569	365,420
Property and equipment, net	34,280	35,404
Long-term investments	—	36,120
Goodwill	27,414	4,862
Intangible assets, net of accumulated amortization of $902 and $429 as of September 30, 2021 and December 31, 2020, respectively	8,527	1,744
Operating right-of-use assets	29,218	30,659
Deferred commissions, net of current portion	42,035	34,198
Deferred tax assets	991	489
Restricted cash, non-current	3,240	—
Other assets	2,096	3,625
Total assets	$494,370	$512,521
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$9,899	$2,967
Accrued expenses	10,278	5,821
Accrued compensation and related benefits	28,727	22,981
Deferred revenue, current	122,833	116,256
Operating lease liabilities, current	6,606	6,923
Other current liabilities	77	940
Total current liabilities	178,420	155,888
Operating lease liabilities, net of current portion	49,592	51,194
Deferred revenue, net of current portion	2,041	3,886
Deferred tax liabilities	82	70
Other non-current liabilities	7,759	4,878
Total liabilities	237,894	215,916
Stockholders’ equity
Class A common stock—par value $0.0001; 500,000,000 shares authorized and 39,667,317 shares issued and outstanding as of September 30, 2021; 500,000,000 shares authorized and 38,971,324 shares issued and outstanding as of December 31, 2020	4	4
Class B common stock—par value $0.0001; 100,000,000 shares authorized and 31,499,516 shares issued and outstanding as of September 30, 2021; 100,000,000 shares authorized and 31,707,866 shares issued and outstanding as of December 31, 2020	3	3
Additional paid-in capital	490,565	470,498
Accumulated other comprehensive loss	(2,410)	(5,010)
Accumulated deficit	(231,686)	(168,890)
Total stockholders’ equity	256,476	296,605
Total liabilities and stockholders’ equity	$494,370	$512,521
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPIAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue
Subscriptions	$67,240	$50,760	$187,952	$142,614
Professional services	25,177	26,544	76,319	80,329
Total revenue	92,417	77,304	264,271	222,943
Cost of revenue
Subscriptions	7,092	5,101	19,806	15,185
Professional services	19,415	16,450	56,065	51,641
Total cost of revenue	26,507	21,551	75,871	66,826
Gross profit	65,910	55,753	188,400	156,117
Operating expenses
Sales and marketing	42,071	31,633	118,575	94,891
Research and development	26,510	18,150	71,062	51,366
General and administrative	20,226	13,485	56,726	38,076
Total operating expenses	88,807	63,268	246,363	184,333
Operating loss	(22,897)	(7,515)	(57,963)	(28,216)
Other expense (income)
Other expense (income), net	2,329	(4,277)	4,141	(1,845)
Interest expense	72	119	233	390
Total other expense (income)	2,401	(4,158)	4,374	(1,455)
Loss before income taxes	(25,298)	(3,357)	(62,337)	(26,761)
Income tax expense	86	255	459	335
Net loss	$(25,384)	$(3,612)	$(62,796)	$(27,096)
Net loss per share:
Basic and diluted	$(0.36)	$(0.05)	$(0.89)	$(0.39)
Weighted average common shares outstanding:
Basic and diluted	71,118,881	69,923,553	70,935,585	68,611,994
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPIAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(25,384)	$(3,612)	$(62,796)	$(27,096)
Comprehensive income (loss), net of income taxes
Foreign currency translation adjustment	28	(1,960)	2,569	(2,157)
Unrealized gains on available-for-sale securities	—	—	31	—
Total other comprehensive loss, net of income taxes	$(25,356)	$(5,572)	$(60,196)	$(29,253)
 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPIAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(unaudited, in thousands, except share data)

				Accumulated Other Comprehensive (Loss) Income		Total Stockholders' Equity
	Common Stock		Additional Paid-In Capital		Accumulated Deficit
	Shares	Amount
Balance, January 1, 2021	70,679,190	$7	$470,498	$(5,010)	$(168,890)	$296,605
Net loss	—	—	—	—	(13,587)	(13,587)
Issuance of common stock to directors	960	—	—	—	—	—
Vesting of restricted stock units	56,326	—	—	—	—	—
Exercise of stock options	88,269	—	625	—	—	625
Stock-based compensation expense	—	—	7,894	—	—	7,894
Other comprehensive income	—	—	—	4,023	—	4,023
Balance, March 31, 2021	70,824,745	7	479,017	(987)	(182,477)	295,560
Net loss	—	—	—	—	(23,825)	(23,825)
Issuance of common stock to directors	1,175	—	—	—	—	—
Vesting of restricted stock units	43,024	—	—	—	—	—
Exercise of stock options	211,651	—	1,464	—	—	1,464
Stock-based compensation expense	—	—	4,598	—	—	4,598
Other comprehensive loss	—	—	—	(1,451)	—	(1,451)
Balance, June 30, 2021	71,080,595	7	485,079	(2,438)	(206,302)	276,346
Net loss	—	—	—	—	(25,384)	(25,384)
Issuance of common stock to directors	1,130	—	—	—	—	—
Vesting of restricted stock units	38,148	—	—	—	—	—
Exercise of stock options	46,960	—	286	—	—	286
Stock-based compensation expense	—	—	5,200	—	—	5,200
Other comprehensive income	—	—	—	28	—	28
Balance, September 30, 2021	71,166,833	$7	$490,565	$(2,410)	$(231,686)	$256,476
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

APPIAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(62,796)	$(27,096)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,071	4,485
Bad debt expense	61	778
Loss on disposal of property and equipment	78	22
Change in fair value of available-for-sale securities	(31)	—
Deferred income taxes	(522)	(162)
Stock-based compensation	17,692	10,668
Changes in assets and liabilities:
Accounts receivable	(10,005)	(22,594)
Prepaid expenses and other assets	2,734	4,491
Deferred commissions	(11,570)	(4,349)
Accounts payable and accrued expenses	10,797	(2,456)
Accrued compensation and related benefits	5,782	5,844
Other current and non-current liabilities	2,858	2,963
Deferred revenue	6,829	10,531
Operating lease liabilities	(476)	3,422
Net cash used in operating activities	(34,498)	(13,453)
Cash flows from investing activities:
Proceeds from sale of investments	84,592	—
Payments for acquisitions, net of cash acquired	(30,729)	(6,138)
Purchases of property and equipment	(2,473)	(1,036)
Net cash provided by (used in) investing activities	51,390	(7,174)
Cash flows from financing activities:
Principal payments on finance leases	—	(1,080)
Proceeds from public offering, net of underwriting discounts	—	108,260
Payments of costs related to public offerings	—	(18)
Proceeds from exercise of common stock options	2,375	3,175
Net cash provided by financing activities	2,375	110,337
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	(1,367)	1,623
Net increase in cash, cash equivalents, and restricted cash	17,900	91,333
Cash, cash equivalents, and restricted cash at beginning of period	112,462	159,755
Cash, cash equivalents, and restricted cash at end of period	$130,362	$251,088
Supplemental disclosure of cash flow information:
Cash paid for interest	$240	$116
Cash paid for income taxes	$1,196	$630
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPIAN CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Organization and Description of Business

Appian Corporation (together with its subsidiaries, “Appian,” the “Company,” “we,” or “our”) helps organizations build applications and workflows rapidly, with a low-code automation platform. Combining people, technologies, and data in a single workflow, Appian can help companies maximize their resources and improve business results. Many of the world’s largest organizations use Appian applications to improve customer experience, achieve operational excellence, and simplify global risk management and compliance. We were incorporated in the state of Delaware in August 1999. We are headquartered in McLean, Virginia and operate in Canada, Switzerland, the United Kingdom, France, Germany, the Netherlands, Italy, Australia, Spain, Singapore, Sweden, and Japan.

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

The ongoing outbreak of the novel coronavirus disease ("COVID-19") has resulted in the declaration of a global pandemic and introduced a level of disruption and uncertainty into the financial markets and global economy. While we continue to monitor the developments surrounding the pandemic, as of the date of issuance of these financial statements, we are not aware of any specific events or circumstances that would require us to update our estimates, assumptions, and judgments or revise the carrying value of our assets or liabilities. We cannot estimate the impacts COVID-19 may have on our business going forward as such impacts will be largely dependent upon a number of factors outside of our control including the extent and duration of the outbreak as well as any mitigating actions which may be undertaken by global governments and the general public.

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

Concentration of Credit and Customer Risk

Our financial instruments exposed to concentration of credit and customer risk consist primarily of cash, cash equivalents, and restricted cash, accounts receivable, and our short- and long-term investments. Deposits held with banks may exceed the amount of insurance provided on such deposits; however, we believe the financial institutions holding our cash deposits are financially sound and, accordingly, minimal credit risk exists with respect to these balances.

With regard to our customers, credit evaluation and account monitoring procedures are used to minimize the risk of loss. We believe no additional credit risk beyond amounts provided for collection loss are inherent in accounts receivable. Revenue generated from government agencies represented 19.2% and 20.0% of our revenue for the three and nine months ended September 30, 2021, respectively, of which the top three U.S. federal government agencies generated 7.5% and 6.3% of our revenue for the three and nine months ended September 30, 2021, respectively. Additionally, 32.0% and 33.1% of our revenue during the three and nine months ended September 30, 2021, respectively, was generated from foreign customers. Revenue generated from government agencies represented 19.9% and 17.9% of our revenue for the three and nine months ended September 30, 2020, respectively, of which the top three U.S. federal government agencies generated 8.7% and 7.4% of our revenue for the three and nine months ended September 30, 2020, respectively. Additionally, 32.2% and 34.0% of our revenue during the three and nine months ended September 30, 2020, respectively, was generated from foreign customers.

Cash, Cash Equivalents, and Restricted Cash

We consider all highly liquid investments with an original or remaining maturity of three months or less at the date of purchase, as well as overnight repurchase agreements, to be cash equivalents. Restricted cash consists of cash designated to settle an escrow liability stemming from a holdback agreement enacted pursuant to our acquisition of Lana Labs GmbH ("Lana Labs"). The restrictions on 25% of the restricted cash balance will lapse on the later of either two months following the establishment of Lana Labs' annual financial statements for the year ended December 31, 2021 or October 31, 2022. The restrictions on the remaining 75% of the balance will lapse on August 11, 2023.

The following table presents a reconciliation of cash, cash equivalents, and restricted cash as presented in the condensed consolidated statements of cash flows:

APPIAN CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	As of September 30,
	2021	2020
Cash and cash equivalents	$127,122	$251,088
Restricted cash, non-current	3,240	—
Total cash, cash equivalents, and restricted cash	$130,362	$251,088

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at realizable value, net of an allowance for doubtful accounts. The allowance for doubtful accounts is based on our assessment of the collectability of accounts and incorporates an estimation of expected lifetime credit losses on our receivables. We regularly review the composition of the accounts receivable aging, historical bad debts, changes in payment patterns, customer creditworthiness, and current economic trends. If the financial condition of our customers were to deteriorate, resulting in their inability to make required payments, additional provisions for doubtful accounts would be required and would increase bad debt expense. There was no increase in the allowance for doubtful accounts from December 31, 2020 to September 30, 2021.

Assets Recognized from the Costs to Obtain a Contract with a Customer

We capitalize costs of obtaining a contract with a customer, including sales commissions paid to our direct sales force, that are incremental costs to obtaining customer contracts. These costs are recorded as deferred commissions in the condensed consolidated balance sheets. Costs to obtain a contract for a new customer or upsell are amortized over an estimated economic life of five years as sales commissions on initial sales are not commensurate with sales commissions on contract renewals. We determine the estimated economic life based on both qualitative and quantitative factors such as expected renewals, product life cycles, contractual terms, and customer attrition. We periodically review the carrying amount of deferred contract acquisition costs to determine whether events or changes in circumstances have occurred that could impact the estimated economic life. Commissions paid relating to contract renewals are deferred and amortized over the related renewal period. We also capitalize the incremental fringe benefits associated with commission expenses paid to our direct sales force. Costs to obtain a contract for professional services arrangements are expensed as incurred as the contractual period of our professional services arrangements are one year or less.

Amortization associated with deferred commissions is recorded to sales and marketing costs in our condensed consolidated statements of operations. Commission expense was $8.2 million and $22.5 million for the three and nine months ended September 30, 2021, respectively. Commission expense was $5.6 million and $16.7 million for the three and nine months ended September 30, 2020, respectively.

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

APPIAN CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Business Combinations

We account for business combinations using the acquisition method of accounting as of the business combination date. Under this method, we allocate the fair value of purchase consideration to identifiable tangible and intangible assets acquired and liabilities assumed at their estimated fair values on the acquisition date. The excess of the consideration transferred over the fair value of the identifiable net assets acquired is recorded as goodwill and represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce, non-contractual relationships, and expected future synergies. Determining the fair value of assets acquired and liabilities assumed requires us to use significant judgments and estimates, including the selection of valuation methodologies, estimates of future revenue, costs, and cash flows, and discount rates.

During the measurement period, which can be up to one year from the acquisition date, these estimates may be refined, as necessary, and we may record adjustments to the fair value of tangible and intangible assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period or the final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our condensed consolidated statements of operations. Acquisition related expenses and post-acquisition integration costs are recognized separately from the business combination and are expensed as incurred.

Acquired property and equipment is depreciated on a straight-line basis over the assets' respective estimated remaining useful lives.

Impairment of Goodwill and Long-Lived Assets

Long-lived assets and certain intangible assets are reviewed for impairment at least annually or more frequently whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable through undiscounted cash flows from the use of the assets. If such assets are considered to be impaired, the assets are written down to their estimated fair value.

With respect to goodwill, we have the option to qualitatively assess whether it is more likely than not the fair value of a reporting unit is less than its carrying value. If we elect to perform a qualitative assessment and conclude it is more likely than not the fair value of the reporting unit is equal to or greater than its carrying value, no further assessment of that reporting unit’s goodwill is necessary; otherwise, goodwill must be tested for impairment. Absent a specifically identified triggering event, we historically perform our annual assessment on the first day of the fourth quarter.

Because we operate under one reporting unit, the fair value of our reporting unit is based on our enterprise value. No indicators of impairment were identified for the three and nine months ended September 30, 2021 and 2020.

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

Leases

APPIAN CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Refer to Note 4 for a detailed discussion on our policies specific to leasing arrangements.

Recent Accounting Pronouncements

Adopted

In December 2019, the FASB issued Accounting Standards Update ("ASU") 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which amends and aims to simplify accounting disclosure requirements regarding a number of topics including, but not limited to, intraperiod tax allocations, accounting for deferred taxes when there are changes in the consolidation of certain investments, tax basis step ups in an acquisition, and the application of effective rate changes during interim periods. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The adoption of the new guidance did not have a material impact on our condensed consolidated financial statements.

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

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which aims to improve the accounting for acquired revenue contracts with customers in a business combination. The ASU requires an entity (acquirer) to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. The guidance is effective for fiscal years beginning after December 15, 2022 and interim periods within those fiscal years. Early adoption is permitted including in interim periods. We are currently evaluating the impact and applicability of this new standard.

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

The following table summarizes revenue from contracts with customers for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
SaaS subscriptions	$46,699	$34,312	$128,238	$92,282
Term license subscriptions	15,114	11,830	44,290	37,002
Maintenance and support	5,427	4,618	15,424	13,330
Total subscriptions	67,240	50,760	187,952	142,614
Professional services	25,177	26,544	76,319	80,329
Total revenue	$92,417	$77,304	$264,271	$222,943

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

Significant Judgments and Estimates

Determining the Transaction Price

The transaction price includes both fixed and variable consideration. Variable consideration is included in the transaction price to the extent it is probable a significant reversal will not occur. The amount of variable consideration excluded from the transaction price for the three and nine months ended September 30, 2021 and 2020 was insignificant. Our estimates of variable consideration are also subject to subsequent true-up adjustments and may result in changes to transaction prices; however, such true-up adjustments are not expected to be material.

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

Contract Balances

Timing may differ between the satisfaction of performance obligations and the invoicing and collection of amounts related to our contracts with customers. Contract assets primarily relate to unbilled amounts for contracts with customers for which the amount of revenue recognized exceeds the amount billed to the customer. Contract assets are transferred to accounts receivable when the right to invoice becomes unconditional. As of September 30, 2021 and December 31, 2020, contract assets of $13.4 million and $20.1 million, respectively, are included in the Prepaid expenses and other current assets and Other assets line items in our condensed consolidated balance sheets.

Contract liabilities consist of deferred revenue and include payments received in advance of the satisfaction of performance obligations. Deferred revenue is then recognized as the revenue recognition criteria are met. Deferred revenue that will be recognized during the succeeding 12-month period is recorded as current, and the remaining deferred revenue is recorded as

APPIAN CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
non-current. For the nine months ended September 30, 2021, we recognized $103.5 million of revenue that was included in the deferred revenue balance as of December 31, 2020.

Transaction Price Allocated to the Remaining Performance Obligations

As of September 30, 2021, we had an aggregate transaction price of $246.7 million allocated to unsatisfied performance obligations. We expect to recognize $223.9 million of this balance as revenue over the next 24 months with the remaining amount recognized thereafter.

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

As of September 30, 2021, we have operating leases for corporate offices. Our operating leases have remaining lease terms of roughly 2 years to 10 years, some of which include options to extend the leases for up to 10 years.

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

The following table sets forth the components of lease expense for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating lease cost	$1,659	$1,695	$4,984	$4,971
Finance lease costs:
Amortization of right-of-use assets	—	373	—	1,118
Interest on lease liabilities	—	41	—	138
Short-term lease cost	23	85	77	465
Variable lease cost	947	1	1,744	218
Total	$2,629	$2,195	$6,805	$6,910

Supplemental balance sheet information related to operating leases as of September 30, 2021 and December 31, 2020 was as follows (in thousands, except for lease term and discount rate):

	As of
	September 30, 2021	December 31, 2020
Operating right-of-use assets	$29,218	$30,659

Operating lease liabilities, current	$6,606	$6,923
Operating lease liabilities, net of current portion	49,592	51,194
Total operating lease liabilities	$56,198	$58,117

Weighted average remaining lease term (in years)	9.8	10.6

Weighted average discount rate	9.6%	9.6%

For the three and nine months ended September 30, 2021, amortization of operating ROU assets totaled $0.7 million and $1.4 million, respectively. For the three and nine months ended September 30, 2020, amortization of operating ROU assets totaled $0.4 million and $1.3 million, respectively.

For the three and nine months ended September 30, 2021, interest expense on operating lease liabilities totaled $0.5 million and $1.4 million, respectively. For the three and nine months ended September 30, 2020, interest expense on operating lease liabilities totaled $0.7 million and $2.2 million, respectively.

Supplemental cash flow information related to leases for the nine months ended September 30, 2021 and 2020 was as follows (in thousands):

APPIAN CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Nine Months Ended September 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows for operating leases	$5,295	$1,716
Operating cash outflows for finance leases	—	138
Financing cash outflows for finance leases	—	1,080

A summary of our future minimum lease commitments under non-cancellable leases as of September 30, 2021 is as follows (in thousands):

Operating Leases
2021 (excluding the nine months ended September 30, 2021)	$626
2022	8,450
2023	8,311
2024	8,634
2025	9,330
2026	9,366
Thereafter	48,775
Total lease payments	93,492
Less: imputed interest	(37,294)
Total	$56,198

5. Acquisitions

In August 2021, we completed the acquisition of Lana Labs, a developer of process mining software, for approximately $30.7 million, net of cash acquired and debt. The acquisition was made due to the attractive nature of the product offerings of Lana Labs and in furtherance of our objective to enhance our automation platform. The transaction was financed through available cash on hand.

The allocation of the purchase price is preliminary pending the finalization of the fair value of the acquired net assets, liabilities assumed, deferred income taxes, and assumed income and non-income based tax liabilities. As of the acquisition date, the purchase price was assigned to the acquired assets and assumed liabilities as follows (in thousands):

Cash acquired	$256
Other current assets	86
Property and equipment	59
Developed technology	6,819
Customer relationships	750
Goodwill	23,443
Other non-current assets	27
Total assets acquired	31,440
Current liabilities	335
Non-current liabilities	120
Total liabilities assumed	455
Net assets acquired	$30,985

APPIAN CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

There were no changes to our reportable segments as a result of the acquisition. From the acquisition date to September 30, 2021, Lana Labs' revenue was immaterial and net loss before taxes was $1.2 million. Acquisition costs incurred in relation to the transaction were immaterial. We do not expect the purchase price allocated to goodwill and intangible assets to be deductible for tax purposes.

6. Property and Equipment, net

Property and equipment, net consisted of the following as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020
Leasehold improvements	$37,541	$36,263
Office furniture and fixtures	2,526	2,521
Computer hardware	5,583	4,535
Computer software	1,353	1,352
Equipment	109	49
Property and equipment, gross	47,112	44,720
Less: accumulated depreciation	(12,832)	(9,316)
Property and equipment, net	$34,280	$35,404

Depreciation expense totaled $1.2 million and $3.6 million for the three and nine months ended September 30, 2021, respectively. We retired $0.1 million of leasehold improvements during the three and nine months ended September 30, 2021 and similarly recorded $0.1 million in losses on disposal for the three and nine months ended September 30, 2021.

Depreciation expense totaled $1.4 million and $4.2 million for the three and nine months ended September 30, 2020. There were no disposals recorded during the three months ended September 30, 2020. During the nine months ended September 30, 2020, we retired $1.3 million of leasehold improvements, $0.1 million of computer hardware, and $0.1 million of office furniture and fixtures and equipment. Nominal losses on disposal were recorded for the nine months ended September 30, 2020.

7. Accrued Expenses

Accrued expenses consisted of the following as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020
Accrued hosting costs	$2,006	$1,229
Accrued legal costs	1,975	760
Accrued marketing and tradeshow expenses	1,868	596
Accrued third party license fees	957	570
Accrued contract labor costs	683	908
Accrued reimbursable employee expenses	481	231
Accrued audit and tax expenses	256	370
Accrued taxes payable	—	527
Other accrued expenses	2,052	630
Total	$10,278	$5,821

8. Debt

Line of Credit

APPIAN CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
In November 2017, we entered into a $20.0 million revolving line of credit with a lender. The facility matures in November 2022. We may elect whether amounts drawn on the revolving line of credit bear interest at a floating rate per annum equal to either LIBOR or the Prime rate plus an additional interest rate margin that is determined by the availability of the borrowings under the revolving line of credit. The additional interest rate margin will range from 2.00% to 2.50% in the case of LIBOR advances and from 1.00% to 1.50% in the case of Prime rate advances. The revolving line of credit contains an unused facility fee in an amount between 0.15% and 0.25% of the average unused portion of the revolving line of credit, which is payable quarterly. The agreement contains certain customary affirmative and negative covenants and requires us to maintain (i) an adjusted quick ratio of at least 1.35 to 1.00 and (ii) minimum adjusted EBITDA, in the amounts and for the periods set forth in the agreement. Any amounts borrowed under the credit facility are collateralized by substantially all of our assets. We were in compliance with all covenants as of September 30, 2021. As of September 30, 2021, we had no outstanding borrowings under this revolving line of credit, and we had outstanding letters of credit totaling $11.2 million in connection with securing our leased office space. We also continue to monitor the LIBOR to SOFR transition, which may result in modification or amendment of our existing revolving line of credit.

9. Income Taxes

The provision for income taxes is based upon the estimated annual effective tax rates for the year applied to the current period income before tax plus the tax effect of any significant or unusual items, discrete events, or changes in tax law. Our operating subsidiaries are exposed to statutory effective tax rates ranging from zero to approximately 32%. Fluctuations in the distribution of pre-tax income among our operating subsidiaries can lead to fluctuations of the effective tax rate in the condensed consolidated financial statements. For the three and nine months ended September 30, 2021, the actual effective tax rates were (0.3)% and (0.7)%, respectively. For the three and nine months ended September 30, 2020, the actual effective tax rates were (7.6)% and (1.3)%, respectively.

We assess uncertain tax positions in accordance with ASC 740-10, Accounting for Uncertainties in Income Taxes. As of September 30, 2021, our net unrecognized tax benefits totaled $2.3 million, which if recognized would result in no net effect on the effective tax rate due to a valuation allowance. The amount of reasonably possible unrecognized tax benefits that could decrease over the next 12 months due to the expiration of certain statutes of limitations or settlements of tax audits is not material to our condensed consolidated financial statements.

We file income tax returns in the United States federal jurisdiction and in many states and foreign jurisdictions. The tax years 2017 through 2020 remain open to examination by the major taxing jurisdictions to which we are subject. We are not currently under examination by the Internal Revenue Service for any open tax years.

10. Stock-Based Compensation

Equity Incentive Plans

In May 2017, our Board of Directors adopted, and our stockholders approved, the 2017 Equity Incentive Plan (the “2017 Plan”), which became effective as of the date of the final prospectus for our initial public offering. The 2017 Plan provides for the grant of incentive stock options to employees and for the grant of nonstatutory stock options, restricted stock awards, RSUs, stock appreciation rights, performance-based stock awards, and other forms of equity compensation to employees, including officers, non-employee directors, and consultants. We initially reserved 6,421,442 shares of Class A common stock for issuance under the 2017 Plan, which included 421,442 shares that remained available for issuance under our 2007 Stock Option Plan (the “2007 Plan”) at the time the 2017 Plan became effective. The number of shares reserved under the 2017 Plan increases for any shares subject to outstanding awards originally granted under the 2007 Plan that expire or are forfeited prior to exercise. As a result of the adoption of the 2017 Plan, no further grants may be made under the 2007 Plan. As of September 30, 2021, there were 7,177,909 shares of Class A common stock reserved for issuance under the 2017 Plan, of which 4,077,122 were available to be issued.

Stock Options

We estimate the fair value of stock options containing only a service condition using the Black-Scholes option pricing model, which requires the use of subjective assumptions, including the expected term of the option, the current price of the underlying stock, the expected stock price volatility, expected dividend yield, and the risk-free interest rate for the expected

APPIAN CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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

In May 2019, our Board of Directors granted a stock option to purchase 700,000 shares of our Class A common stock to our Chief Executive Officer (the "2019 CEO Grant") under the 2017 Plan with an exercise price of $33.98 per share. The 2019 CEO Grant is eligible to vest based on the achievement of a stock price appreciation target of our Class A common stock. Specifically, the 2019 CEO Grant vests when shares of our Class A common stock close at or above $84.63 per share for a period equal to or greater than 90 consecutive calendar days or upon the occurrence of a change in control in which the value of our Class A common stock is equal to or greater than $84.63 per share within five years of the grant date. The fair value of the 2019 CEO Grant was determined using a Monte Carlo simulation. The fair value of the award at the grant date was $9.5 million and is amortized over the derived service period of 2.6 years. Effective February 2021, the 2019 CEO Grant has satisfied all of the conditions required to be considered fully vested. As a result, we accelerated the recognition of approximately $3.3 million in stock-based compensation expense in the nine months ended September 30, 2021.

The following table summarizes stock option activity for the nine months ended September 30, 2021:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2021	3,399,240	$14.06	4.9	$503,174
Granted	—	—	—	—
Exercised	(346,880)	6.82	—	37,837
Expired	(1,080)	6.47	—	—
Forfeited	(11,420)	11.67	—	—
Outstanding at September 30, 2021	3,039,860	$14.90	4.2	$235,916

Exercisable at September 30, 2021	2,844,040	$15.12	4.1	$220,107

There were no stock options granted during the nine months ended September 30, 2021 and 2020. The total fair value of stock options that vested during the nine months ended September 30, 2021 and 2020 was $10.7 million and $1.4 million, respectively. As of September 30, 2021, the total compensation cost related to unvested stock options not yet recognized was $0.1 million, which will be recognized over a weighted average period of 0.6 years.

APPIAN CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Restricted Stock Units

The following table summarizes RSU activity for the nine months ended September 30, 2021:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested and outstanding at January 1, 2021	1,165,003	$46.04
Granted	275,699	123.54
Vested	(137,498)	45.18
Forfeited	(67,324)	60.14
Non-vested and outstanding at September 30, 2021	1,235,880	62.67

As of September 30, 2021, total unrecognized compensation cost related to unvested RSUs was approximately $64.6 million, which will be recognized over a weighted average period of 2.2 years.

The following table summarizes the components of our stock-based compensation expense by instrument type for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
RSUs	$4,997	$2,494	$13,405	$7,268
Stock options	47	992	3,820	3,123
Common stock awards to Board of Directors	156	92	467	277
Total stock-based compensation expense	$5,200	$3,578	$17,692	$10,668

Stock-based compensation expense for RSUs, stock options, and issuances of common stock to the Board of Directors is included in the following line items in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of revenue
Subscriptions	$381	$236	$973	$678
Professional services	777	406	2,283	935
Operating expenses
Sales and marketing	1,448	427	3,753	1,837
Research and development	1,263	669	3,347	1,841
General and administrative	1,331	1,840	7,336	5,377
Total stock-based compensation expense	$5,200	$3,578	$17,692	$10,668

APPIAN CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
11. Stockholders' Equity

As of September 30, 2021, we had authorized 500,000,000 shares of Class A common stock and 100,000,000 shares of Class B common stock, each with a par value of $0.0001 per share, of which 39,667,317 shares of Class A common stock and 31,499,516 shares of Class B common stock were issued and outstanding. The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion rights. The holders of Class A common stock are entitled to one vote per share, and the holders of Class B common stock are entitled to ten votes per share on all matters subject to stockholder vote. The holders of Class B common stock also have approval rights for certain corporate actions. Each share of Class B common stock may be converted into one share of Class A common stock at the option of its holder and will be automatically converted upon transfer thereof, subject to certain exceptions. In addition, upon the date on which the outstanding shares of Class B common stock represent less than 10% of the aggregate voting power of our capital stock, all outstanding shares of Class B common stock shall convert automatically into Class A common stock.

12. Basic and Diluted Loss per Common Share

The following outstanding securities, prior to the use of the treasury stock method or the if-converted method, have been excluded from the computation of diluted weighted-average shares outstanding for the respective periods below because they would have been antidilutive:

	Three and Nine Months Ended September 30,
	2021	2020
Stock options	3,039,860	3,882,588
Non-vested restricted stock units	1,235,880	1,110,438

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

Minimum Purchase Commitments

In July 2021, we executed a non-cancellable cloud hosting arrangement with Amazon Web Services ("AWS") that contains provisions for minimum purchase commitments. Specifically, purchase commitments under the agreement total $131.0 million over five years, including $22.0 million in the first year, $25.0 million in the second year, and $28.0 million in each of the third, fourth, and fifth years. The timing of payments under the agreement may vary, and the total amount of payments may exceed the minimum depending on the volume of services utilized.

Exclusive of the AWS contract, we have other non-cancellable agreements for subscription software products that contain provisions stipulating minimum purchase commitments. However, the annual purchase commitments under these contracts are, individually and in the aggregate, immaterial to our condensed consolidated financial statements.

APPIAN CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Letters of Credit

At each of September 30, 2021 and December 31, 2020, we had outstanding letters of credit totaling $11.2 million in connection with securing our leased office space. All letters of credit are secured by our borrowing arrangement as described in Note 8.

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

The following table summarizes revenue by geography for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Domestic	$62,815	$52,424	$176,801	$147,070
International	29,602	24,880	87,470	75,873
Total	$92,417	$77,304	$264,271	$222,943

With respect to geographic information, revenue is attributed to respective geographies based on the contracting address of the customer. There were no individual foreign countries from which more than 10% of our total revenue was attributable for the three and nine months ended September 30, 2021. Revenue from customers attributed to the United Kingdom was 13.6% and 12.8% of our total revenue for the three and nine months ended September 30, 2020, respectively. There were no other individual foreign countries from which more than 10% of our total revenue was attributable for the three and nine months ended September 30, 2020. Substantially all of our long-lived assets were held in the United States as of September 30, 2021 and December 31, 2020.

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

APPIAN CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The asset or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques maximize the use of relevant observable inputs and minimize the use of unobservable inputs. There were no instruments measured at fair value on a recurring basis using significant unobservable inputs as of September 30, 2021 and December 31, 2020.

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

The carrying amounts of our cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value as of September 30, 2021 and December 31, 2020 because of the relatively short duration of these instruments.

Investments

Our investment portfolio consists largely of debt investments classified as available-for-sale. Changes in the fair value of available-for-sale securities, excluding other-than-temporary impairments, are recorded in other comprehensive income (loss). The components of our investments as of September 30, 2021 are as follows (in thousands):

	As of September 30, 2021
	Fair Value Measurement				Balance Sheet Classification
	Fair Value Level	Cost Basis	Unrealized Gains (Losses)	Market Value	Cash and Cash Equivalents	Short-Term Investments and Marketable Securities	Long-Term Investments
Money market fund	Level 1	$59,394	$—	$59,394	$59,394	$—	$—
U.S. Treasury bonds	Level 1	16,364	2	16,366	—	16,366	—
Commercial paper	Level 2	10,976	—	10,976	—	10,976	—
Corporate bonds	Level 2	12,779	2	12,781	—	12,781	—
Asset-backed securities	Level 2	21,256	5	21,261	—	21,261	—
Total investments		$120,769	$9	$120,778	$59,394	$61,384	$—

At December 31, 2020, our investments consisted of the following (in thousands):

APPIAN CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	As of December 31, 2020
	Fair Value Measurement				Balance Sheet Classification
	Fair Value Level	Cost Basis	Unrealized Gains (Losses)	Market Value	Cash and Cash Equivalents	Short-Term Investments and Marketable Securities	Long-Term Investments
Money market fund	Level 1	$27,150	$—	$27,150	$27,150	$—	$—
U.S. Treasury bonds	Level 1	24,445	(3)	24,442	—	16,273	8,169
Commercial paper	Level 2	76,905	—	76,905	16,493	60,412	—
Corporate bonds	Level 2	34,738	(11)	34,727	—	27,542	7,185
Asset-backed securities	Level 2	26,373	(8)	26,365	—	5,599	20,766
Total investments		$189,611	$(22)	$189,589	$43,643	$109,826	$36,120

There were no Level 3 assets held at any point during the three and nine months ended September 30, 2021. Additionally, there were no transfers between Levels 1 and 2 during the three and nine months ended September 30, 2021.

The amortized cost basis and fair value of debt securities as of September 30, 2021, by contractual maturity, are as follows (in thousands):

	As of September 30, 2021
	Cost Basis	Fair Value
Due in one year or less	$120,769	$120,778

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

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will,” “would,” or the negative or plural of these words or similar expressions or variations, including statements regarding our future financial and operating performance, anticipated expansion of the usage of partners to perform professional services, the increase of our subscriptions revenue as a percentage of total revenue, the fluctuation of gross margin in the short term and improvement of gross margin over time, our future capital requirements, and uncertain negative impacts the COVID-19 pandemic, including the emergence of new variant strains of COVID-19, may have on our business, financial condition, results of operations, and changes in overall level of spending and volatility in the global economy. Such forward-looking statements are subject to a number of risks, uncertainties, assumptions, and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein and those discussed in the section titled “Risk Factors,” set forth in Part I, Item 1A of our Annual Report on Form 10-K filed with the SEC on February 18, 2021 and in our other filings with the SEC. You should not rely upon forward-looking statements as predictions of future events. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

Our customers include financial services, government, life sciences, insurance, media, manufacturing, energy, healthcare, telecommunications, and transportation organizations. Generally, our sales force targets its efforts to organizations with over 2,000 employees and $2 billion in annual revenue. Revenue from government agencies represented 19.2% and 20.0% of our total revenue in the three and nine months ended September 30, 2021, respectively, as compared to 19.9% and 17.9% of our total revenue in the three and nine months ended September 30, 2020, respectively. No single end-customer accounted for more than 10% of our total revenue in the three and nine months ended September 30, 2021 or September 30, 2020.

Our platform supports multiple languages to facilitate collaboration and address challenges in multinational organizations. We offer our platform globally. In the three and nine months ended September 30, 2021, 32.0% and 33.1%, respectively, of our total revenue was generated from customers outside of the United States as compared to 32.2% and 34.0% in the three and nine months ended September 30, 2020, respectively. As of September 30, 2021, we operated in 13 countries. We believe we have a significant opportunity to grow our international footprint. We are investing in new geographies, including through investment in direct and indirect sales channels, professional services, and customer support and implementation partners.

Recent Developments

COVID-19

Beginning in late 2019 and continuing into 2021, the outbreak of the novel coronavirus disease, or COVID-19, has resulted in the declaration of a global pandemic and adversely affected economic activity across virtually all sectors and industries on a local, national, and global scale. The impact of COVID-19, including the emergence of new variant strains of COVID-19, on the economy and our business continues to be a fluid situation.

Operationally, we remain focused on supporting our customers, employees, and communities during this time. At the outset of the pandemic, we responded quickly to adopt a virtual corporate strategy consisting of enabling most of our employees to work productively from home while continuing to guard the health and safety of our teams, support our customers, and mitigate risk. In the third quarter of 2021, we announced an option allowing for our employees to return to offices in select jurisdictions if they elect to do so. We remain focused on ensuring continuity for our customers, and we continue to conduct business as usual, with necessary or advisable modifications to employee travel, employee work locations, and marketing events.

Additionally, in the third quarter of 2021, the United States government announced a mandate requiring individuals and contractors who conduct business with the federal government become vaccinated against COVID-19. While the requirements of the mandate continue to evolve, as of September 30, 2021 we do not anticipate the mandate will have a material impact on our operations.

Through September 30, 2021, we have not seen a meaningful adverse impact to our financial position, results of operations, and cash flows and liquidity as a result of COVID-19. While the verticals from which we have historically generated the majority of our revenue have been less impacted by COVID-19 to date, there may be impacts to our financial condition and results of operations in 2021 and beyond as a result of reduced demand for our products and services and longer sales cycles. The ultimate impact of COVID-19 and any variant strains thereof on our business is not estimable at this time and will be largely dependent upon a number of factors outside of our control including the extent and duration of the outbreak as well as any mitigating actions which may be undertaken by global governments and the general public.

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

•Mix of Subscriptions and Professional Services Revenue. We believe our professional services have driven customer success and facilitated the adoption of our platform by customers. During the initial period of deployment by a customer, we generally provide a greater amount of support in building applications and training than later in the deployment, with a typical engagement extending from two to six months. At the same time, many of our customers have historically purchased subscriptions only for a limited set of their total potential end users. As a result of these factors, the proportion of total revenue for a customer associated with professional services is relatively high during the initial deployment period. Over time, as the need for professional services associated with user deployments decreases and the number of end users increases, we expect subscriptions revenue as a percentage of total revenue to increase. In addition, we continue to grow our base of strategic partners to provide broader customer coverage and solution delivery capabilities. These partners perform professional services with respect to any new service contracts they sign. As the usage of partners expands, we expect the proportion of our total revenue from subscriptions to increase over time relative to professional services. For the three and nine months ended September 30, 2021, 72.8% and 71.1% of our revenue, respectively, was derived from sales of subscriptions while the remaining 27.2% and 28.9%, respectively, was derived from the sale of professional services. For the three and nine months ended September 30, 2020, 65.7% and 64.0% of our revenue, respectively, was derived from sales of subscriptions while the remaining 34.3% and 36.0%, respectively, was derived from the sale of professional services.

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

Key Metrics

We monitor the following metrics to help us measure and evaluate the effectiveness of our operations. All dollar amounts are presented in thousands.

Cloud Subscription Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cloud subscription revenue	$46,699	$34,312	$128,238	$92,282

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

Cloud Subscription Revenue Retention Rate

	As of September 30,
	2021	2020
Cloud subscription revenue retention rate	117%	115%

A key factor to our success is the renewal and expansion of subscription agreements with our existing customers. We calculate this metric over a set of customers who have been with us for at least one full year. To calculate our cloud subscription revenue retention rate for a particular trailing 12-month period, we first establish the recurring cloud subscription revenue for the previous trailing 12-month period. This effectively represents recurring dollars we should expect in the current trailing 12-month period from the cohort of customers from the previous trailing 12-month period without any expansion or contraction. We subsequently measure the recurring cloud subscription revenue in the current trailing 12-month period from the cohort of customers from the previous trailing 12-month period. Cloud subscription revenue retention rate is then calculated by dividing the aggregate recurring cloud subscription revenue in the current trailing 12-month period by the previous trailing 12-month period. This calculation includes the impact on our revenue from customer non-renewals, pricing changes, and growth in the number of users on our platform. Our cloud subscription revenue retention rate can fluctuate from period to period due to large customer contracts in any given period. Cloud subscription revenue retention rate increased year over year due to improved upsell rates in the first nine months of 2021 as compared to the first nine months of 2020.

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

Professional Services Gross Margin

Professional services gross margin is affected by the growth in our professional services revenue as compared to the growth in, and timing of, the cost of our Customer Success organization as we continue to invest in the growth of our business. Professional services gross margin is also impacted by the amount of services performed by subcontractors and partners as opposed to internal resources. In 2020, we lowered our usage of subcontractors, and the COVID-19 pandemic resulted in fewer in-person professional services engagements and deployments, both of which reduced certain classes of expenses and improved professional services margins. In 2021, these margins have begun to normalize but remain subject to fluctuation based on the factors discussed above and uncertainties related to the COVID-19 pandemic outside of our control.
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

Interest Expense

Interest expense consists primarily of interest on our debt, unused credit facility fees, and commitment fees on our letters of credit.

Results of Operations

The following table sets forth our condensed consolidated statements of operations data (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue
Subscriptions	$67,240	$50,760	$187,952	$142,614
Professional services	25,177	26,544	76,319	80,329
Total revenue	92,417	77,304	264,271	222,943
Cost of revenue(1)
Subscriptions	7,092	5,101	19,806	15,185
Professional services	19,415	16,450	56,065	51,641
Total cost of revenue	26,507	21,551	75,871	66,826
Gross profit	65,910	55,753	188,400	156,117
Operating expenses(1)
Sales and marketing	42,071	31,633	118,575	94,891
Research and development	26,510	18,150	71,062	51,366
General and administrative	20,226	13,485	56,726	38,076
Total operating expenses	88,807	63,268	246,363	184,333
Operating loss	(22,897)	(7,515)	(57,963)	(28,216)
Other expense (income)
Other expense (income), net	2,329	(4,277)	4,141	(1,845)
Interest expense	72	119	233	390
Total other expense (income)	2,401	(4,158)	4,374	(1,455)
Loss before income taxes	(25,298)	(3,357)	(62,337)	(26,761)
Income tax expense	86	255	459	335
Net loss	$(25,384)	$(3,612)	$(62,796)	$(27,096)
(1) Stock-based compensation as a component of these line items is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of revenue
Subscriptions	$381	$236	$973	$678
Professional services	777	406	2,283	935
Operating expenses
Sales and marketing	1,448	427	3,753	1,837
Research and development	1,263	669	3,347	1,841
General and administrative	1,331	1,840	7,336	5,377
Total stock-based compensation expense	$5,200	$3,578	$17,692	$10,668

The following table sets forth our condensed consolidated statements of operations data expressed as a percentage of total revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue
Subscriptions	72.8%	65.7%	71.1%	64.0%
Professional services	27.2	34.3	28.9	36.0
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue
Subscriptions	7.7	6.6	7.5	6.8
Professional services	21.0	21.3	21.2	23.2
Total cost of revenue	28.7	27.9	28.7	30.0
Gross profit	71.3	72.1	71.3	70.0
Operating expenses
Sales and marketing	45.5	40.9	44.9	42.6
Research and development	28.7	23.5	26.9	23.0
General and administrative	21.9	17.4	21.5	17.1
Total operating expenses	96.1	81.8	93.2	82.7
Operating loss	(24.8)	(9.7)	(21.9)	(12.7)
Other expense (income)
Other expense (income), net	2.5	(5.5)	1.6	(0.8)
Interest expense	0.1	0.2	0.1	0.2
Total other expense (income)	2.6	(5.4)	1.7	(0.7)
Loss before income taxes	(27.4)	(4.3)	(23.6)	(12.0)
Income tax expense	0.1	0.3	0.2	0.2
Net loss	(27.5)%	(4.7)%	(23.8)%	(12.2)%

Comparison of the Three Months Ended September 30, 2021 and 2020

Revenue

	Three Months Ended September 30,
	2021	2020	% Change
	(dollars in thousands)
Revenue
Subscriptions	$67,240	$50,760	32.5%
Professional services	25,177	26,544	(5.1)%
Total revenue	$92,417	$77,304	19.6%

Total revenue increased $15.1 million, or 19.6%, in the three months ended September 30, 2021 compared to the same period in 2020 due to an increase in our subscriptions revenue of $16.5 million, which was partially offset by a decrease in our professional services revenue of $1.4 million. The increase in subscriptions revenue was driven largely by a $12.4 million increase in cloud subscription revenue and a $3.3 million increase in on-premises subscription revenue. With respect to new versus existing customers, there was a $10.9 million increase in subscriptions revenue stemming from expanded deployments and corresponding sales of additional subscriptions to existing customers while the remaining increase of $5.6 million was the result of sales of subscriptions to new customers. The decrease in professional services revenue was due primarily to an $8.6 million decrease in revenue from existing customers which was substantially offset by a $7.2 million increase in sales to new customers. Professional services revenue was impacted by our increased usage of partners to perform professional services in the three months ended September 30, 2021 as compared to the same period in 2020, which has resulted in increases to our subscriptions revenue without any change to our professional services revenue.

Cost of Revenue

	Three Months Ended September 30,
	2021	2020	% Change
	(dollars in thousands)
Cost of revenue
Subscriptions	$7,092	$5,101	39.0%
Professional services	19,415	16,450	18.0%
Total cost of revenue	$26,507	$21,551	23.0%
Subscriptions gross margin	89.5%	90.0%
Professional services gross margin	22.9%	38.0%
Total gross margin	71.3%	72.1%

Cost of revenue increased $5.0 million, or 23.0%, in the three months ended September 30, 2021 compared to the same period in 2020, primarily due to a $3.8 million increase in professional services and product support personnel costs, a $1.2 million increase in other cost of revenue, and a $0.7 million increase in facility and overhead costs. These increases were partially offset by a $0.9 million decrease in contractor costs. Personnel costs increased due to an increase in professional services and product support personnel headcount of 19.0% from September 30, 2020 to September 30, 2021, coupled with a $0.5 million increase in stock-based compensation. The increase in other cost of revenue was due to increased hosting costs as sales of our cloud offering increased in the three months ended September 30, 2021. The increase in facility and overhead costs was due largely to an increase in certain allocated costs tied directly to our growth such as spending for offices, human resources costs, and information technology infrastructure. Contractor costs decreased in the three months ended September 30, 2021 compared to the same period in 2020 due to a decrease in the usage of subcontractors for professional services engagements.

Subscriptions gross margin was 89.5% for the three months ended September 30, 2021 compared to 90.0% in the same period in 2020. The decline was driven by increased hosting costs as sales of our cloud offering increased as well as increases in personnel costs, offset by an increase in subscriptions revenue during the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. Professional services gross margin was 22.9% for the three months ended September 30, 2021 compared to 38.0% in the same period in 2020 due largely to higher personnel and human resources costs in the comparable periods coupled with a decline in professional services revenue. Furthermore, fewer in-person professional services engagements and deployments during the three months ended September 30, 2020 led to temporarily improved margins in the prior year. These impacts were partially offset by a decrease in the usage of subcontractors for professional services engagements. Due largely to the increase in professional services cost of revenue coupled with lower professional services revenue, gross margin fell slightly to 71.3% in the three months ended September 30, 2021 as compared to 72.1% in the same period in 2020.

Sales and Marketing Expense

	Three Months Ended September 30,
	2021	2020	% Change
	(dollars in thousands)
Sales and marketing	$42,071	$31,633	33.0%
% of revenue	45.5%	40.9%

Sales and marketing expense increased $10.4 million, or 33.0%, in the three months ended September 30, 2021 compared to the same period in 2020, primarily due to a $7.4 million increase in sales and marketing personnel costs, a $1.6 million increase in facility and overhead costs, a $1.0 million increase in marketing costs, and a $0.5 million increase in professional fees. Personnel costs increased due to an increase in sales and marketing personnel headcount of 21.2% from September 30, 2020 to September 30, 2021, increased sales commissions driven by our subscriptions revenue growth, and a $1.0 million increase in stock-based compensation expense. Facility and overhead costs increased due to higher information technology spending to support our growth coupled with higher human resource costs and increased travel and entertainment expenses. Marketing costs increased due to an increase in the number of marketing events held during the three months ended September 30, 2021 as compared to the three months ended September 30, 2020 as well as increased spending on marketing materials. Professional fees increased due to an increase in the use of third-party marketing consultants.

Research and Development Expense

	Three Months Ended September 30,
	2021	2020	% Change
	(dollars in thousands)
Research and development	$26,510	$18,150	46.1%
% of revenue	28.7%	23.5%

Research and development expense increased $8.4 million, or 46.1%, in the three months ended September 30, 2021 compared to the same period in 2020, primarily due to a $6.8 million increase in research and development personnel costs, a $1.2 million increase in facility and overhead costs, and a $0.4 million increase in professional fees. Personnel costs increased due to an increase in research and development personnel headcount of 33.3% from September 30, 2020 to September 30, 2021 as well as a $0.6 million increase in stock-based compensation expense. Facility and overhead costs increased due to higher information technology spending and increased human resources costs to support our growth. Professional fees increased due to an increase in consulting fees.

General and Administrative Expense

	Three Months Ended September 30,
	2021	2020	% Change
	(dollars in thousands)
General and administrative expense	$20,226	$13,485	50.0%
% of revenue	21.9%	17.4%

General and administrative expense increased $6.7 million, or 50.0%, in the three months ended September 30, 2021 compared to the same period in 2020, primarily due to a $4.2 million increase in professional fees, a $2.1 million increase in general and administrative personnel costs, and a $0.3 million increase in facility and overhead costs. Professional fees increased due largely to higher legal fees incurred in connection with two separate lawsuits, one involving reciprocal false advertising and related claims with a competitor and one involving an effort to enforce our intellectual property. Personnel costs increased due to an increase in general and administrative personnel headcount of 12.2% from September 30, 2020 to September 30, 2021, partially offset by a $0.5 million decrease in stock-based compensation expense. Facility and overhead costs increased primarily due to an increase in certain allocated costs tied to our growth such as information technology spending, human resources costs, and office-related expenses. In addition, amortization expense increased $0.2 million as a result of an increase in intangible assets stemming from our acquisition of Lana Labs.

Other Expense (Income), Net

	Three Months Ended September 30,
	2021	2020	% Change
	(dollars in thousands)
Other expense (income), net	$2,329	$(4,277)	***
% of revenue	2.5%	(5.5)%
*** - Indicates a percentage that is not meaningful

Other expense was $2.3 million in the three months ended September 30, 2021 compared to other income of $4.3 million in the three months ended September 30, 2020. This change was primarily due to $2.3 million in foreign exchange losses in the three months ended September 30, 2021 as compared to $3.3 million in foreign exchange gains in the three months ended September 30, 2020. Additionally, we recognized $1.0 million in other income during the three months ended September 30, 2020 due to a payment received from a state government as a result of our achievement of certain job creation and capital investment goals. The increase in foreign exchange losses was primarily due to currency fluctuations of the Euro and Swiss franc versus the U.S. dollar during the three months ended September 30, 2021 compared to the same period in 2020.

Interest Expense

	Three Months Ended September 30,
	2021	2020	% Change
	(dollars in thousands)
Interest expense	$72	$119	(39.5)%
% of revenue	0.1%	0.2%

Interest expense decreased by a nominal amount in the three months ended September 30, 2021 compared to the same period in 2020, primarily due to lower commitment fees on the letter of credit outstanding.

Comparison of the Nine Months Ended September 30, 2021 and 2020

Revenue

	Nine Months Ended September 30,
	2021	2020	% Change
	(dollars in thousands)
Revenue
Subscriptions	$187,952	$142,614	31.8%
Professional services	76,319	80,329	(5.0)%
Total revenue	$264,271	$222,943	18.5%

Total revenue increased $41.3 million, or 18.5%, in the nine months ended September 30, 2021 compared to the same period in 2020 due to an increase in our subscriptions revenue of $45.3 million, partially offset by a decrease in our professional services revenue of $4.0 million. The increase in subscriptions revenue was driven largely by a $36.0 million increase in cloud subscription revenue and a $7.3 million increase in on-premises subscription revenue. With respect to new versus existing customers, there was a $33.0 million increase in subscriptions revenue stemming from expanded deployments and corresponding sales of additional subscriptions to existing customers while the remaining increase of $12.4 million was the result of sales of subscriptions to new customers. The decrease in professional services revenue was due primarily to a $23.8 million decrease in revenue from existing customers which was substantially offset by a $19.8 million increase in sales to new customers. Further contributing to the decrease in professional services revenue was our increased usage of partners to perform professional services in the nine months ended September 30, 2021 as compared to the same period in 2020, which has resulted in increases to our subscriptions revenue without any change to our professional services revenue.

Cost of Revenue

	Nine Months Ended September 30,
	2021	2020	% Change
	(dollars in thousands)
Cost of revenue
Subscriptions	$19,806	$15,185	30.4%
Professional services	56,065	51,641	8.6%
Total cost of revenue	$75,871	$66,826	13.5%
Subscriptions gross margin	89.5%	89.4%
Professional services gross margin	26.5%	35.7%
Total gross margin	71.3%	70.0%

Cost of revenue increased $9.0 million, or 13.5%, in the nine months ended September 30, 2021 compared to the same period in 2020, primarily due to a $10.0 million increase in professional services and product support personnel costs, coupled with a $3.6 million increase in other cost of revenue and a $0.9 million increase in facility and overhead costs. These increases were partially offset by a $4.3 million decrease in contractor costs and a $1.1 million decrease in billable expenses. Personnel costs increased due to an increase in professional services and product support personnel headcount of 19.0% from September 30, 2020 to September 30, 2021, coupled with a $1.6 million increase in stock-based compensation. The increase in other cost of revenue was due to increased hosting costs as sales of our cloud offering grew in the nine months ended September 30, 2021, while the increase in facility and overhead costs was due largely to an increase in certain allocated costs tied to our growth such as spending for offices, human resources costs, and information technology expenses. Contractor costs decreased in the nine months ended September 30, 2021 compared to the same period in 2020 due to a decrease in the usage of subcontractors for professional services engagements. Billable expenses decreased primarily as a result of lower travel and entertainment expenses pursuant to a shift to remote work that began in the second quarter of 2020.

Subscriptions gross margin slightly increased to 89.5% for the nine months ended September 30, 2021 compared to 89.4% in the same period in 2020 due to an increase in subscriptions revenue during the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020, which was offset by increased hosting costs as sales of our cloud offering increased and became a larger proportion of our overall subscriptions revenue. Professional services gross margin decreased to 26.5% for the nine months ended September 30, 2021 compared to 35.7% in the same period in 2020 due to higher personnel costs during the nine months ended September 30, 2021 as well as a decrease in professional services revenue. Additionally, fewer in-person professional services engagements and deployments during the nine months ended September 30, 2020 led to temporarily improved margins in the prior year. These impacts were partially offset by a decrease in the usage of subcontractors for professional services engagements. Given the higher percentage of subscriptions revenue for the comparable periods and the aforementioned decline in professional services revenue, gross margin rose to 71.3% in the nine months ended September 30, 2021 as compared to 70.0% in the same period in 2020.

Sales and Marketing Expense

	Nine Months Ended September 30,
	2021	2020	% Change
	(dollars in thousands)
Sales and marketing	$118,575	$94,891	25.0%
% of revenue	44.9%	42.6%

Sales and marketing expense increased $23.7 million, or 25.0%, in the nine months ended September 30, 2021 compared to the same period in 2020, primarily due to a $19.0 million increase in sales and marketing personnel costs, a $3.8 million increase in marketing costs, a $0.6 million increase in professional fees, and a $0.3 million increase in facility and overhead costs. Personnel costs increased due to an increase in sales and marketing personnel headcount of 21.2% from September 30, 2020 to September 30, 2021, increased sales commissions driven by our subscriptions revenue growth, and a $1.9 million increase in stock-based compensation expense. Marketing costs increased due to an increase in the number of marketing events held during the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020 as well as increased spending on marketing materials. Professional fees increased due to an increase in the use of third-party marketing consultants. Facility and overhead costs increased due to higher information technology spending and human resources costs to support our growth. The increases in these costs were partially offset by decreased travel and entertainment expenses pursuant to a shift to remote work that began in the second quarter of 2020.

Research and Development Expense

	Nine Months Ended September 30,
	2021	2020	% Change
	(dollars in thousands)
Research and development	$71,062	$51,366	38.3%
% of revenue	26.9%	23.0%

Research and development expense increased $19.7 million, or 38.3%, in the nine months ended September 30, 2021 compared to the same period in 2020, primarily due to a $16.2 million increase in research and development personnel costs, a $2.7 million increase in facility and overhead costs, and a $0.8 million increase in professional fees. Personnel costs increased due to an increase in research and development personnel headcount of 33.3% from September 30, 2020 to September 30, 2021 as well as a $1.5 million increase in stock-based compensation expense. Facility and overhead costs increased due largely to higher information technology spending to support our growth. Professional fees increased due to an increase in consulting fees.

General and Administrative Expense

	Nine Months Ended September 30,
	2021	2020	% Change
	(dollars in thousands)
General and administrative expense	$56,726	$38,076	49.0%
% of revenue	21.5%	17.1%

General and administrative expense increased $18.7 million, or 49.0%, in the nine months ended September 30, 2021 compared to the same period in 2020, primarily due to a $9.3 million increase in general and administrative personnel costs, an $8.2 million increase in professional fees, and a $1.0 million increase in facility and overhead costs. Personnel costs increased due to the acceleration of $3.3 million in stock-based compensation expense stemming from the vesting of the 2019 CEO grant, coupled with an increase in general and administrative personnel headcount of 12.2% from September 30, 2020 to September 30, 2021. Professional fees increased due largely to higher legal fees incurred in connection with two separate lawsuits, one involving reciprocal false advertising and related claims with a competitor and one involving an effort to enforce our intellectual property. Facility and overhead costs increased primarily due to higher information technology spending to support our growth during the nine months ended September 30, 2021, along with higher human resources costs.

Other Expense (Income), Net

	Nine Months Ended September 30,
	2021	2020	% Change
	(dollars in thousands)
Other expense (income), net	$4,141	$(1,845)	***
% of revenue	1.6%	(0.8)%
*** - Indicates a percentage that is not meaningful

Other expense was $4.1 million in the nine months ended September 30, 2021 compared to other income of $1.8 million in the nine months ended September 30, 2020. This change was primarily due to $4.3 million in foreign exchange losses in the nine months ended September 30, 2021 compared to $0.4 million in foreign exchange gains in the nine months ended September 30, 2020, coupled with a $0.3 million decrease in interest income. Additionally, we recognized $1.0 million in other income during the nine months ended September 30, 2020 due to a payment received from a state government as a result of our achievement of certain job creation and capital investment goals. The increase in foreign exchange losses was primarily due to currency fluctuations of the Euro and Swiss franc versus the U.S. dollar during the nine months ended September 30, 2021 compared to the same period in 2020.

Interest Expense

	Nine Months Ended September 30,
	2021	2020	% Change
	(dollars in thousands)
Interest expense	$233	$390	(40.3)%
% of revenue	0.1%	0.2%

Interest expense decreased by $0.2 million in the nine months ended September 30, 2021 compared to the same period in 2020, primarily due to lower commitment fees on the letter of credit outstanding.

Liquidity and Capital Resources

The following table presents selected financial information and statistics as of September 30, 2021 and December 31, 2020 as well as for the nine months ended September 30, 2021 and 2020 (in thousands):

	As of
	September 30, 2021	December 31, 2020
Cash and cash equivalents	$127,122	$112,462
Short-term investments and marketable securities	61,384	109,826
Property and equipment, net	34,280	35,404
Long-term investments	—	36,120
Working capital	168,149	209,532

	Nine Months Ended September 30,
	2021	2020
Net cash used in operating activities	$(34,498)	$(13,453)
Net cash provided by (used in) investing activities	51,390	(7,174)
Net cash provided by financing activities	2,375	110,337

As of September 30, 2021, we had $127.1 million of cash and cash equivalents and $61.4 million of short-term investments and marketable securities. We believe our existing cash and cash equivalents and short-term investments and marketable securities, together with any positive cash flows from operations and available borrowings under our line of credit, will be sufficient to support working capital and capital expenditure requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of spending to support research and development efforts, the expansion of sales and marketing activities, particularly internationally, the introduction of new and enhanced products and functions as well as platform enhancements and professional services offerings, the level of market acceptance of our applications, spending we may incur on expansion of our headquarters, and the global economic uncertainty and financial market conditions caused by the COVID-19 pandemic and its impact on our business.

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

In August 2021, we completed the acquisition of Lana Labs GmbH, or Lana Labs, a developer of process mining software, for approximately $30.7 million, net of cash acquired and debt. We financed the transaction with available cash on hand. In the future, we may enter into investments in or acquisitions of similarly complementary businesses, products, or technologies, which could also require us to seek additional equity financing, incur indebtedness, or use cash resources. If we are unable to raise additional capital when desired, our business, operating results, and financial condition could be adversely affected.

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

We also have the ability to draw upon a $20.0 million revolving line of credit which we entered into in November 2017. The facility matures in November 2022. We may elect whether amounts drawn on the revolving line of credit bear interest at a floating rate per annum equal to either the LIBOR or the Prime rate plus an additional interest rate margin that is determined by the availability of borrowings under the revolving line of credit. The additional interest rate margin will range from 2.00% to 2.50% in the case of LIBOR advances and from 1.00% to 1.50% in the case of Prime rate advances. The revolving line of credit contains an unused facility fee in an amount between 0.15% and 0.25% of the average unused portion of the revolving line of credit, which is payable quarterly. The agreement contains certain customary affirmative and negative covenants and requires us to maintain (i) an adjusted quick ratio of at least 1.35 and (ii) minimum adjusted EBITDA in the amounts and for the periods set forth in the agreement. Any amounts borrowed under the credit facility are collateralized by substantially all of our assets. We were in compliance with all covenants as of September 30, 2021. As of September 30, 2021, we had not made any borrowings under this revolving line of credit, and we had outstanding letters of credit totaling $11.2 million in connection with securing our leased office space.

Uses of Funds

Our current principal uses of cash are funding operations and other working capital requirements. Historically, we have also utilized cash to pay for acquisitions of entities we believe to be complementary to our business, and we may pursue similar opportunities in the future. Over the past several years, revenue has increased significantly from year to year and, as a result, cash flows from customer collections have increased. However, operating expenses have also increased as we have invested in growing our business. Our uses of cash in 2021 to date have included the acquisition of Lana Labs, capital expenditures, and modest leasehold improvements related to the expansion of our headquarters. Cash uses in the prior year through September 30, 2020 consisted primarily of the acquisition of Novayre.

Furthermore, in 2021 we executed a non-cancellable cloud hosting arrangement with Amazon Web Services that contains provisions for minimum purchase commitments. Purchase commitments under the agreement total $131.0 million over five years, including $22.0 million in the first year, $25.0 million in the second year, and $28.0 million in each of the third, fourth, and fifth years. The timing of payments under the agreement may vary, and the total amount of payments may exceed the minimum depending on the volume of services utilized.

Historical Cash Flows

Operating Activities

For the nine months ended September 30, 2021, net cash used in operating activities of $34.5 million consisted of a net loss of $62.8 million, offset by $21.3 million in adjustments for non-cash items and $6.9 million of cash provided by changes in working capital. Adjustments for non-cash items consisted primarily of stock-based compensation of $17.7 million, depreciation and amortization expense of $4.1 million, losses on the disposal of property and equipment of $0.1 million, and bad debt expense of $0.1 million. These adjustments were partially offset by deferred income tax adjustments of $0.5 million. The increase in cash, cash equivalents, and restricted cash resulting from changes in working capital primarily consisted of a $10.8 million increase in accounts payable and accrued expenses primarily due to the timing of payments, a $6.8 million net increase in deferred revenue as a result of increased subscription sales, a $5.8 million increase in accrued compensation and related benefits as a result of higher employee benefit accruals for such costs as commissions and bonuses, a $2.9 million increase in other current and non-current liabilities due to the establishment of the escrow liability stemming from the holdback agreement enacted pursuant to our acquisition of Lana Labs, and a $2.7 million decrease in prepaid expenses and other assets primarily due to the timing of payments. These increases to working capital were partially offset by an $11.6 million increase in deferred commissions due to increased sales activity, a $10.0 million increase in accounts receivable stemming from the timing of billings and collections in the third quarter, and a $0.5 million decrease in operating lease liabilities.

For the nine months ended September 30, 2020, net cash used in operating activities of $13.5 million consisted of a net loss of $27.1 million and $2.1 million of cash used in changes in working capital, offset by $15.8 million in adjustments for non-cash items. Adjustments for non-cash items consisted of stock-based compensation of $10.7 million, depreciation and amortization expense of $4.5 million, and bad debt expense of $0.8 million. The decrease in cash, cash equivalents, and restricted cash resulting from changes in working capital primarily consisted of a $22.6 million increase in accounts receivable stemming from increased sales as well as the timing of billings and collections, a $4.3 million increase in deferred commissions due to increased sales activity, and a $2.5 million decrease in accounts payable and accrued expenses primarily due to the timing of payments. These increases to working capital were partially offset by a $10.5 million increase in deferred revenue as a result of increased subscription sales, a $5.8 million increase in accrued compensation and related benefits as a result of higher employee benefit accruals such as vacation and bonuses, a $4.5 million decrease in prepaid expenses and other assets primarily due to the timing of payments, a $3.4 million increase in operating lease liabilities as a result of recognizing a new right-of-use liability related to the expanded occupancy of our headquarters building, and a $3.0 million increase in other liabilities due to the deferral of social security tax payments pursuant to the provisions of the CARES Act.

Investing Activities

For the nine months ended September 30, 2021, net cash provided by investing activities was $51.4 million, consisting of $84.6 million in proceeds from the sale of investments, partially offset by $30.7 million in payments, net of cash acquired, related to the acquisition of Lana Labs and $2.5 million in purchases of property and equipment.

For the nine months ended September 30, 2020, net cash used in investing activities was $7.2 million which was primarily the result of $6.1 million in payments, net of cash acquired, related to the acquisition of Novayre. In addition, there were approximately $1.0 million in purchases of property and equipment.

Financing Activities

For the nine months ended September 30, 2021, net cash provided by financing activities was $2.4 million, consisting entirely of proceeds received from stock option exercises.

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

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any relationships with unconsolidated entities or financial partnerships, including entities sometimes referred to as structured finance or special purpose entities, that were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We do not engage in off-balance sheet financing arrangements. In addition, we do not engage in trading activities involving non-exchange traded contracts. As a result, we believe we are not materially exposed to any financing, liquidity, market, or credit risks that could arise if we had engaged in these relationships.

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

There have been no material changes in our critical accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 18, 2021. Furthermore, while we continue to monitor the developments surrounding the COVID-19 pandemic, including the emergence of new variant strains of COVID-19, we are not aware of any specific events or circumstances that would require us to update our estimates, assumptions, and judgments.

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

Interest Rate Risk

We had total cash, cash equivalents, and restricted cash of $130.4 million as of September 30, 2021, which consisted of $59.4 million invested in a money market fund, cash in readily available checking accounts, and overnight repurchase investments. These securities, which are not dependent on interest rate fluctuations that may cause principal amounts to fluctuate, are held for reinvestment and working capital purchases.

In addition, as of September 30, 2021, we held $61.4 million of fixed income securities such as U.S. treasury bonds, commercial paper, corporate bonds, and asset-backed securities. These securities are subject to market risk due to fluctuations in interest rates, which may affect our interest income and the fair value of our investments. We classify investments as available-for-sale, including those with stated maturities beyond twelve months. As such, no gains or losses due to changes in interest rates are recognized in our condensed consolidated statements of operations unless such securities are sold prior to maturity or due to expected credit losses. A hypothetical 100 basis point change in interest rates would not have had a material effect on the fair market value of our investment portfolio as of September 30, 2021. To date, fluctuations in interest income have also not been significant. Our investments are made for the purpose of preserving capital, fulfilling liquidity needs, and maximizing total return. We do not enter into investments for trading or speculative purposes.

At September 30, 2021, we had no outstanding borrowings.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. Based on the evaluation of our disclosure controls and procedures as of September 30, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a.Recent Sales of Unregistered Equity Securities

Not applicable.

b.Use of Proceeds

Not applicable.

c.Issuer Purchases of Equity Securities

Not applicable.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

Not applicable.

Item 6. EXHIBITS

Exhibit No.	Description	Reference
10.1#	Agreement on the Sale and Transfer of Shares dated as of August 4, 2021, by and among Appian Europe Ltd. (the “Purchaser”), and each of the Sellers and Managers identified therein.	Attached.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Attached.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Attached.

32.1*	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Attached.

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.	Attached.

101.SCH	XBRL Taxonomy Extension Schema Document	Attached.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Attached.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Attached.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Attached.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Attached.

104	Cover page formatted as Inline XBRL and contained in Exhibit 101	Attached.
# Pursuant to Item 601(a)(5) of Regulation S-K promulgated by the SEC, certain exhibits and schedules to this agreement have been omitted. The company hereby agrees to furnish supplementally to the SEC, upon its request, any or all of such omitted exhibits or schedules.
* The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent the company specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPIAN CORPORATION

November 4, 2021	By:	/s/ Matthew Calkins	/s/ Mark Lynch
		Name: Matthew Calkins	Name: Mark Lynch
		Title: Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	Title: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)