Form 10-Q
period 2022-03-31
APPIAN CORP
filed 2022-05-05
CIK 1441683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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

As of May 2, 2022, there were 40,850,302 shares of the registrant’s Class A common stock and 31,497,796 shares of the registrant’s Class B common stock, each with a par value of $0.0001 per share, outstanding.

PART I—FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

APPIAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	As of
	March 31, 2022	December 31, 2021
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$106,795	$100,796
Short-term investments and marketable securities	53,438	55,179
Accounts receivable, net of allowance of $1,402 and $1,400 as of March 31, 2022 and December 31, 2021, respectively	121,630	130,049
Deferred commissions, current	25,670	24,668
Prepaid expenses and other current assets	30,354	26,781
Restricted cash, current	776	791
Total current assets	338,663	338,264
Property and equipment, net of accumulated depreciation of $15,473 and $14,106 as of March 31, 2022 and December 31, 2021, respectively	38,526	36,913
Long-term investments	8,184	12,044
Goodwill	27,271	27,795
Intangible assets, net of accumulated amortization of $1,630 and $1,260 as of March 31, 2022 and December 31, 2021, respectively	6,615	7,144
Operating right-of-use assets	27,556	27,897
Deferred commissions, net of current portion	49,398	49,017
Deferred tax assets	1,992	1,025
Restricted cash, net of current portion	2,328	2,373
Other assets	1,980	2,047
Total assets	$502,513	$504,519
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$4,476	$5,766
Accrued expenses	18,654	15,483
Accrued compensation and related benefits	27,834	35,126
Deferred revenue, current	146,227	150,169
Operating lease liabilities, current	8,135	8,110
Other current liabilities	1,104	1,067
Total current liabilities	206,430	215,721
Operating lease liabilities, net of current portion	47,964	48,784
Deferred revenue, net of current portion	1,888	2,430
Deferred tax liabilities	98	209
Other non-current liabilities	3,377	3,458
Total liabilities	259,757	270,602
Stockholders’ equity
Class A common stock—par value $0.0001; 500,000,000 shares authorized and 40,829,564 shares issued and outstanding as of March 31, 2022; 500,000,000 shares authorized and 39,964,298 shares issued and outstanding as of December 31, 2021	4	4
Class B common stock—par value $0.0001; 100,000,000 shares authorized and 31,497,796 shares issued and outstanding as of March 31, 2022; 100,000,000 shares authorized and 31,497,796 shares issued and outstanding as of December 31, 2021	3	3
Additional paid-in capital	528,475	497,128
Accumulated other comprehensive loss	(5,041)	(5,687)
Accumulated deficit	(280,685)	(257,531)
Total stockholders’ equity	242,756	233,917
Total liabilities and stockholders’ equity	$502,513	$504,519
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPIAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except share and per share data)

	Three Months Ended March 31,
	2022	2021
Revenue
Subscriptions	$83,720	$63,766
Professional services	30,546	25,089
Total revenue	114,266	88,855
Cost of revenue
Subscriptions	8,206	5,854
Professional services	22,710	17,675
Total cost of revenue	30,916	23,529
Gross profit	83,350	65,326
Operating expenses
Sales and marketing	45,916	35,984
Research and development	29,839	20,690
General and administrative	31,461	19,142
Total operating expenses	107,216	75,816
Operating loss	(23,866)	(10,490)
Other expense
Other expense, net	787	2,893
Interest expense	74	81
Total other expense	861	2,974
Loss before income taxes	(24,727)	(13,464)
Income tax (benefit) expense	(1,573)	123
Net loss	$(23,154)	$(13,587)
Net loss per share:
Basic and diluted	$(0.32)	$(0.19)
Weighted average common shares outstanding:
Basic and diluted	72,216,870	70,730,235
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPIAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited, in thousands)

	Three Months Ended March 31,
	2022	2021
Net loss	$(23,154)	$(13,587)
Comprehensive income, net of income taxes
Foreign currency translation adjustment	757	4,015
Unrealized (losses) gains on available-for-sale securities	(111)	8
Total other comprehensive loss, net of income taxes	$(22,508)	$(9,564)
 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPIAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(unaudited, in thousands, except share data)

				Accumulated Other Comprehensive (Loss) Income		Total Stockholders' Equity
	Common Stock		Additional Paid-In Capital		Accumulated Deficit
	Shares	Amount
Balance, January 1, 2022	71,462,094	$7	$497,128	$(5,687)	$(257,531)	$233,917
Net loss	—	—	—	—	(23,154)	(23,154)
Issuance of common stock to directors	2,395	—	—	—	—	—
Vesting of restricted stock units	47,038	—	—	—	—	—
Exercise of stock options	815,833	—	24,404	—	—	24,404
Stock-based compensation expense	—	—	6,943	—	—	6,943
Other comprehensive income	—	—	—	646	—	646
Balance, March 31, 2022	72,327,360	$7	$528,475	$(5,041)	$(280,685)	$242,756

Balance, January 1, 2021	70,679,190	$7	$470,498	$(5,010)	$(168,890)	$296,605
Net loss	—	—	—	—	(13,587)	(13,587)
Issuance of common stock to directors	960	—	—	—	—	—
Vesting of restricted stock units	56,326	—	—	—	—	—
Exercise of stock options	88,269	—	625	—	—	625
Stock-based compensation expense	—	—	7,894	—	—	7,894
Other comprehensive income	—	—	—	4,023	—	4,023
Balance, March 31, 2021	70,824,745	$7	$479,017	$(987)	$(182,477)	$295,560
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPIAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net loss	$(23,154)	$(13,587)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,773	1,278
Bad debt expense	(2)	—
Change in fair value of available-for-sale securities	111	(8)
Deferred income taxes	(1,073)	(448)
Stock-based compensation	6,943	7,894
Changes in assets and liabilities
Accounts receivable	8,416	12,651
Prepaid expenses and other assets	(3,579)	(279)
Deferred commissions	(1,383)	(2,642)
Accounts payable and accrued expenses	2,338	1,159
Accrued compensation and related benefits	(6,798)	(1,955)
Other current and non-current liabilities	18	151
Deferred revenue	(3,764)	(7,192)
Operating lease liabilities	(450)	168
Net cash used in operating activities	(20,604)	(2,810)
Cash flows from investing activities
Purchases of investments	(16,240)	—
Proceeds from investments	21,729	5,625
Purchases of property and equipment	(3,390)	(468)
Net cash provided by investing activities	2,099	5,157
Cash flows from financing activities
Proceeds from exercise of common stock options	24,404	625
Net cash provided by financing activities	24,404	625
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	40	(682)
Net increase in cash, cash equivalents, and restricted cash	5,939	2,290
Cash, cash equivalents, and restricted cash at beginning of period	103,960	112,462
Cash, cash equivalents, and restricted cash at end of period	$109,899	$114,752
Supplemental disclosure of cash flow information
Cash paid for interest	$78	$88
Cash paid for income taxes	$197	$148
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

2. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and footnotes have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) for interim financial information. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, changes in stockholders’ equity, and cash flows. The results of operations for the current period are not necessarily indicative of the results for the full year or the results for any future periods. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission (the “SEC”) on February 17, 2022.

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

The ongoing outbreak of the novel coronavirus disease (“COVID-19”) resulted in the declaration of a global pandemic and introduced a level of disruption and uncertainty into the financial markets and global economy. While the pandemic has been moving toward a controlled stage in the United States, we continue to monitor the developments surrounding the pandemic as of the date of issuance of these financial statements. We are not aware of any specific events or circumstances that would require us to update our estimates, assumptions, and judgments or revise the carrying value of our assets or liabilities. We cannot estimate the impacts COVID-19 may have on our business going forward as such impacts will be largely dependent upon a number of factors outside of our control including the extent and duration of the outbreak as well as any mitigating actions which may be undertaken by global governments and the general public.

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

With regard to our customers, credit evaluation and account monitoring procedures are used to minimize the risk of loss. We believe no additional credit risk beyond amounts provided for collection loss are inherent in accounts receivable. Revenue generated from government agencies represented 18.1% and 20.9% of our revenue for the three months ended March 31, 2022 and 2021, respectively, of which the top three U.S. federal government agencies generated 4.6% and 6.9% of our revenue for the three months ended March 31, 2022 and 2021, respectively. Additionally, 33.5% and 32.2% of our revenue during the three months ended March 31, 2022 and 2021, respectively, was generated from foreign customers.

Cash, Cash Equivalents, and Restricted Cash

We consider all highly liquid investments with an original or remaining maturity of three months or less at the date of purchase, as well as overnight repurchase agreements, to be cash equivalents. Restricted cash consists of cash designated to settle an escrow liability stemming from a holdback agreement enacted pursuant to our acquisition of Lana Labs GmbH (“Lana Labs”). The restriction on 25% of the balance will lapse on the later of either two months following the establishment of Lana Labs' annual financial statements for the year ended December 31, 2021 or October 31, 2022. The restrictions on the remaining 75% of the balance will lapse on August 11, 2023.

The following table presents a reconciliation of cash, cash equivalents, and restricted cash as presented in the condensed consolidated statements of cash flows (in thousands):

	As of March 31,
	2022	2021
Cash and cash equivalents	$106,795	$114,752
Restricted cash, current	776	—
Restricted cash, net of current portion	2,328	—
Total cash, cash equivalents, and restricted cash	$109,899	$114,752

APPIAN CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at realizable value, net of an allowance for doubtful accounts. The allowance for doubtful accounts is based on our assessment of the collectability of accounts and incorporates an estimation of expected lifetime credit losses on our receivables. We regularly review the composition of the accounts receivable aging, historical bad debts, changes in payment patterns, customer creditworthiness, and current economic trends. If the financial condition of our customers were to deteriorate, resulting in their inability to make required payments, additional provisions for doubtful accounts would be required and would increase bad debt expense. There was an immaterial increase in the allowance for doubtful accounts from December 31, 2021 to March 31, 2022.

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

Amortization associated with deferred commission is recorded to sales and marketing costs in our condensed consolidated statements of operations. Commission expense was $8.2 million and $6.8 million for the three months ended March 31, 2022 and 2021, respectively.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Significant additions or improvements extending the useful life of an asset are capitalized, while repairs and maintenance costs which do not significantly improve the related assets or extend their useful lives are charged to expense as incurred.

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

APPIAN CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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

Because we operate under one reporting unit, the fair value of our reporting unit is based on our enterprise value. No indicators of impairment were identified for the three months ended March 31, 2022 or 2021.

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

Recent Accounting Pronouncements

Adopted

In October 2021, the FASB issued Accounting Standard Update (“ASU”) 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which aims to improve the accounting for acquired revenue contracts with customers in a business combination. The ASU requires an entity (acquirer) to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. The guidance is effective for fiscal years beginning after December 15, 2022 and interim periods within those fiscal years. Early

APPIAN CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
adoption is permitted including in interim periods. The adoption of the new guidance did not have a material impact on our condensed consolidated financial statements.

3. Revenue

Revenue Recognition

We generate subscriptions revenue primarily through the sale of software as a service (“SaaS”) subscriptions bundled with maintenance and support and hosting services as well as term license subscriptions bundled with maintenance and support. We generate professional services revenue from fees for our consulting services, including application development and deployment assistance as well as training related to our platform.

The following table summarizes revenue from contracts with customers for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
SaaS subscriptions	$53,379	$39,053
Term license subscriptions	24,707	19,853
Maintenance and support	5,634	4,860
Total subscriptions	83,720	63,766
Professional services	30,546	25,089
Total revenue	$114,266	$88,855

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

Significant Judgments and Estimates

Determining the Transaction Price

The transaction price includes both fixed and variable consideration. Variable consideration is included in the transaction price to the extent it is probable a significant reversal will not occur. The amount of variable consideration excluded from the transaction price for the three months ended March 31, 2022 and 2021 was insignificant. Our estimates of variable consideration are also subject to subsequent true-up adjustments and may result in changes to transaction prices; however, such true-up adjustments are not expected to be material.

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

Contract Balances

Timing may differ between the satisfaction of performance obligations and the invoicing and collection of amounts related to our contracts with customers. Contract assets primarily relate to unbilled amounts for contracts with customers for which the amount of revenue recognized exceeds the amount billed to the customer. Contract assets are transferred to accounts receivable when the right to invoice becomes unconditional. As of March 31, 2022 and December 31, 2021, contract assets of $15.6 million and $14.0 million, respectively, are included in the Prepaid expenses and other current assets and Other assets line items in our condensed consolidated balance sheets.

Contract liabilities consist of deferred revenue and include payments received in advance of the satisfaction of performance obligations. Deferred revenue is then recognized as the revenue recognition criteria are met. Deferred revenue that will be recognized during the succeeding 12-month period is recorded as current, and the remaining deferred revenue is recorded as non-current. For the three months ended March 31, 2022, we recognized $65.7 million of revenue that was included in the deferred revenue balance as of December 31, 2021.

Transaction Price Allocated to the Remaining Performance Obligations

As of March 31, 2022, we had an aggregate transaction price of $290.8 million allocated to unsatisfied performance obligations. We expect to recognize $186.0 million of this balance as revenue over the next 12 months with the remaining amount recognized thereafter.

4. Leases

As of March 31, 2022, we have operating leases for corporate offices. Our operating leases have remaining lease terms of roughly 1 year to 10 years, some of which include options to extend the leases for up to an additional 10 years.

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

APPIAN CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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

In November 2021, we entered into a third amendment to our headquarters lease, in which we exercised an option to expand occupancy into two adjacent office spaces of 32,883 and 25,925 square feet, with occupancy to commence on September 1, 2022 and May 1, 2023, respectively. Concurrent with the amendment, we also entered into a sublease agreement in which we agreed to sublease 32,883 square feet of space effective September 1, 2022. The sublease terminates on August 31, 2025 but may be extended one additional year at the sublessee’s option. The amendment is considered a modification to the original lease and each space is accounted for as a separate contract because it represents a new ROU asset and the lease costs charged on the new spaces are at prevailing market rates. As of March 31, 2022, we have not taken possession of either space nor met the criteria for the leases and sublease to be considered commenced. Accordingly, we have not reported an ROU asset or liability on our condensed consolidated balance sheets nor have recorded expense or sublease income on our condensed consolidated statements of operations in relation to the additional spaces.

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

APPIAN CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table sets forth the components of lease expense for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Operating lease cost	$1,634	$1,630
Short-term lease cost	88	41
Variable lease cost	973	25
Total	$2,695	$1,696

Supplemental Lease Information

Supplemental balance sheet information related to operating leases as of March 31, 2022 and December 31, 2021 was as follows (in thousands, except for lease term and discount rate):

	As of
	March 31, 2022	December 31, 2021
Operating right-of-use assets	$27,556	$27,897

Operating lease liabilities, current	$8,135	$8,110
Operating lease liabilities, net of current portion	47,964	48,784
Total operating lease liabilities	$56,099	$56,894

Weighted average remaining lease term (in years)	9.3	9.5

Weighted average discount rate	9.5%	9.5%

Supplemental cash flow and expense information related to operating leases for the three months ended March 31, 2022 and 2021 was as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Operating cash outflows for operating leases	$2,085	$1,749

Amortization of operating ROU assets	306	324
Interest expense on operating lease liabilities	1,321	402

APPIAN CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
A summary of our future minimum lease commitments under non-cancellable leases as of March 31, 2022 is as follows (in thousands):

Operating Leases
2022 (excluding the three months ended March 31, 2022)	$6,361
2023	8,303
2024	8,619
2025	9,316
2026	9,363
Thereafter	48,775
Total lease payments	90,737
Less: imputed interest	(34,638)
Total	$56,099

5. Business Combinations

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

There were no changes to our reportable segments as a result of the acquisition, and acquisition costs incurred in relation to the transaction were immaterial. We do not expect the purchase price allocated to goodwill and intangible assets to be deductible for tax purposes.

Since the acquisition date, measurement period adjustments have included a $0.8 million adjustment to developed technology and goodwill related to an update to the discount rate utilized in our valuation of intangibles, a $0.3 million increase in deferred revenue stemming from our early adoption of new accounting guidance surrounding deferred revenue recognized pursuant to a business combination, a $0.1 million deferred tax adjustment, and an immaterial adjustment to working capital. No additional measurement period adjustments were recognized for the three months ended March 31, 2022.

APPIAN CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
6. Goodwill and Intangible Assets

Goodwill was comprised of the following as of March 31, 2022 and December 31, 2021 (in thousands):

Carrying Amount
Balance as of December 31, 2020	$4,862
Goodwill acquired	24,521
Foreign currency translation adjustments	(1,588)
Balance as of December 31, 2021	27,795
Goodwill acquired	—
Foreign currency translation adjustments	(524)
Balance as of March 31, 2022	$27,271

Intangible assets, net consisted of the following as of March 31, 2022 and December 31, 2021 (in thousands):

	As of
	March 31, 2022	December 31, 2021
Developed technology	$7,133	$7,271
Customer relationships - Non-Robotic Process Automation (“RPA”)	856	872
Customer relationships - RPA	256	261
Intangible assets, gross	8,245	8,404
Less: accumulated amortization	(1,630)	(1,260)
Intangible assets, net	$6,615	$7,144

Intangible amortization expense was $0.4 million and $0.1 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, the weighted average remaining amortization periods for developed technology, non-RPA customer relationships, and RPA customer relationships were approximately 4.2 years, 8.9 years, and 7.8 years, respectively.

The projected annual amortization expense related to amortizable intangible assets as of March 31, 2022 is as follows (in thousands):

Projected Amortization
2022 (excluding the three months ended March 31, 2022)	$1,181
2023	1,522
2024	1,522
2025	1,211
2026	779
Thereafter	400
Total projected amortization expense	$6,615

APPIAN CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
7. Property and Equipment, net

Property and equipment, net consisted of the following as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
Leasehold improvements	$42,630	$41,005
Office furniture and fixtures	3,259	2,536
Computer hardware	6,577	6,001
Computer software	1,354	1,353
Equipment	179	124
Property and equipment, gross	53,999	51,019
Less: accumulated depreciation	(15,473)	(14,106)
Property and equipment, net	$38,526	$36,913

Depreciation expense totaled $1.4 million and $1.2 million for the three months ended March 31, 2022 and 2021, respectively. We had no disposals or retirements and recorded no gains or losses on disposal during each of the three months ended March 31, 2022 and 2021.

8. Accrued Expenses

Accrued expenses consisted of the following as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
Accrued hosting costs	$3,044	$1,995
Accrued legal costs	7,899	5,511
Accrued marketing and tradeshow expenses	1,019	1,167
Accrued third party license fees	1,283	1,066
Accrued contract labor costs	1,299	891
Accrued reimbursable employee expenses	1,023	870
Accrued taxes payable	732	550
Accrued audit and tax expenses	504	439
Accrued capital expenditures	—	379
Other accrued expenses	1,851	2,615
Total	$18,654	$15,483

9. Debt

Line of Credit

In November 2017, we entered into a $20.0 million revolving line of credit with a lender. In December 2021, we executed the first loan modification agreement which extended the revolving line of credit's maturity date from November 2022 to November 2025 and amended certain borrowing terms and financial covenants, and in January 2022, we executed the second loan modification agreement to increase the aggregate amount of funds our foreign subsidiaries are allowed to maintain outside of the United States.

Under the amended agreement, we may elect whether amounts drawn on the revolving line of credit bear interest on the outstanding principal amount at a rate per annum equal to either a) the Prime rate plus an additional interest rate margin or b) the secured overnight financing rate (“SOFR”) plus an additional interest rate margin that is determined by the availability of the borrowings under the revolving line of credit. The additional interest rate margin will range from 0.75% to 1.25% in the

APPIAN CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
case of Prime rate advances and from 1.75% to 2.25% in the case of SOFR advances. The revolving line of credit contains an unused facility fee up to 0.20% of the average unused portion of the revolving line of credit, which is payable quarterly. The agreement contains certain customary affirmative and negative covenants and requires us to maintain (i) an adjusted quick ratio of at least 1.35 to 1.00 subject to a net cash threshold as set forth in the agreement and (ii) minimum adjusted EBITDA, in the amounts and for the periods set forth in the agreement. Any amounts borrowed under the credit facility are collateralized by substantially all of our assets. We were in compliance with all covenants as of March 31, 2022. As of March 31, 2022, we had no outstanding borrowings under this revolving line of credit, and we had outstanding letters of credit totaling $11.2 million in connection with securing our leased office space.

10. Income Taxes

The provision for income taxes is based upon the estimated annual effective tax rates for the year applied to the current period income before tax plus the tax effect of any significant or unusual items, discrete events, or changes in tax law. Our operating subsidiaries are exposed to statutory effective tax rates ranging from zero to approximately 35%. Fluctuations in the distribution of pre-tax income among our operating subsidiaries can lead to fluctuations of the effective tax rate in the condensed consolidated financial statements. For the three months ended March 31, 2022 and 2021, the actual effective tax rates were 6.4% and (0.9)%, respectively. The year to date tax benefit for the three months ended March 31, 2022 was primarily driven by a discrete benefit of $1.1 million related to the release of a valuation allowance for Lana Labs as a result of post-integration tax planning and the merger of German subsidiaries.

We assess uncertain tax positions in accordance with ASC 740-10, Accounting for Uncertainties in Income Taxes. As of March 31, 2022, our net unrecognized tax benefits totaled $3.1 million, which if recognized would result in no net effect on the effective tax rate due to a valuation allowance. The amount of reasonably possible unrecognized tax benefits that could decrease over the next 12 months due to the expiration of certain statutes of limitations or settlements of tax audits is not material to our condensed consolidated financial statements.

We file income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions. Due to our net operating loss (“NOL”) carryforward, the tax years 2016 through 2021 remain open to examination by the major taxing jurisdictions to which we are subject. There are no open examinations that would have a meaningful impact to our condensed consolidated financial statements.

11. Stock-Based Compensation

Equity Incentive Plans

In May 2017, our Board of Directors adopted, and our stockholders approved, the 2017 Equity Incentive Plan (the “2017 Plan”), which became effective as of the date of the final prospectus for our initial public offering. The 2017 Plan provides for the grant of incentive stock options to employees and for the grant of nonstatutory stock options, restricted stock awards, RSUs, stock appreciation rights, performance-based stock awards, and other forms of equity compensation to employees, including officers, non-employee directors, and consultants. We initially reserved 6,421,442 shares of Class A common stock for issuance under the 2017 Plan, which included 421,442 shares that remained available for issuance under our 2007 Stock Option Plan (the “2007 Plan”) at the time the 2017 Plan became effective. The number of shares reserved under the 2017 Plan increases for any shares subject to outstanding awards originally granted under the 2007 Plan that expire or are forfeited prior to exercise. As a result of the adoption of the 2017 Plan, no further grants may be made under the 2007 Plan. As of March 31, 2022, there were 7,186,749 shares of Class A common stock reserved for issuance under the 2017 Plan, of which 3,749,501 were available to be issued.

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

APPIAN CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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

In May 2019, our Board of Directors granted a stock option to purchase 700,000 shares of our Class A common stock to our Chief Executive Officer (the “2019 CEO Grant”) under the 2017 Plan with an exercise price of $33.98 per share. The 2019 CEO Grant is eligible to vest based on the achievement of a stock price appreciation target of our Class A common stock. Specifically, the 2019 CEO Grant vests when shares of our Class A common stock close at or above $84.63 per share for a period equal to or greater than 90 consecutive calendar days or upon the occurrence of a change in control in which the value of our Class A common stock is equal to or greater than $84.63 per share within five years of the grant date. The fair value of the 2019 CEO Grant was determined using a Monte Carlo simulation. The fair value of the award at the grant date was $9.5 million and was amortized over the derived service period of 2.6 years. In February 2021, the 2019 CEO Grant satisfied all of the conditions required to be considered fully vested and as a result, we accelerated the recognition of approximately $3.3 million in stock-based compensation expense in the three months ended March 31, 2021.

The following table summarizes stock option activity for the three months ended March 31, 2022:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2022	2,953,356	$15.16	4.0	$147,812
Granted	—	—	—	—
Exercised	(815,833)	29.91	—	28,281
Expired	(580)	9.81	—	—
Forfeited	(8,000)	12.10	—	—
Outstanding at March 31, 2022	2,128,943	$9.52	4.3	$109,212

Exercisable at March 31, 2022	1,996,823	$9.35	4.2	$102,776

There were no stock options granted during the three months ended March 31, 2022 and 2021. The total fair value of stock options that vested during the three months ended March 31, 2022 and 2021 was $0.2 million and $9.7 million, respectively. As of March 31, 2022, the total compensation cost related to unvested stock options not yet recognized was nominal and will be recognized over a weighted average period of 0.2 years.

Restricted Stock Units

The following table summarizes RSU activity for the three months ended March 31, 2022:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested and outstanding at January 1, 2022	1,209,529	$70.99
Granted	222,599	57.16
Vested	(47,038)	69.01
Forfeited	(45,053)	68.09
Non-vested and outstanding at March 31, 2022	1,340,037	68.86

As of March 31, 2022, total unrecognized compensation cost related to unvested RSUs was approximately $79.1 million, which will be recognized over a weighted average period of 1.9 years.

APPIAN CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table summarizes the components of our stock-based compensation expense by instrument type for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
RSUs	$6,786	$4,005
Stock options	1	3,733
Common stock awards to Board of Directors	156	156
Total stock-based compensation expense	$6,943	$7,894

Stock-based compensation expense for RSUs, stock options, and issuances of common stock to the Board of Directors is included in the following line items in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Cost of revenue
Subscriptions	$179	$297
Professional services	1,057	641
Operating expenses
Sales and marketing	1,788	1,108
Research and development	2,314	1,015
General and administrative	1,605	4,833
Total stock-based compensation expense	$6,943	$7,894

12. Stockholders' Equity

As of March 31, 2022, we had authorized 500,000,000 shares of Class A common stock and 100,000,000 shares of Class B common stock, each with a par value of $0.0001 per share, of which 40,829,564 shares of Class A common stock and 31,497,796 shares of Class B common stock were issued and outstanding. The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion rights. The holders of Class A common stock are entitled to one vote per share, and the holders of Class B common stock are entitled to ten votes per share on all matters subject to stockholder vote. The holders of Class B common stock also have approval rights for certain corporate actions. Each share of Class B common stock may be converted into one share of Class A common stock at the option of its holder and will be automatically converted upon transfer thereof, subject to certain exceptions. In addition, upon the date on which the outstanding shares of Class B common stock represent less than 10% of the aggregate voting power of our capital stock, all outstanding shares of Class B common stock shall convert automatically into Class A common stock.

13. Basic and Diluted Loss per Common Share

The following outstanding securities, prior to the use of the treasury stock method or the if-converted method, have been excluded from the computation of diluted weighted-average shares outstanding for the respective periods below because they would have been antidilutive:

	Three Months Ended March 31,
	2022	2021
Stock options	2,128,943	3,309,771
Non-vested restricted stock units	1,340,037	1,125,631

APPIAN CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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

Minimum Purchase Commitments

In July 2021, we executed a non-cancellable cloud hosting arrangement with Amazon Web Services (“AWS”) that contains provisions for minimum purchase commitments. Specifically, purchase commitments under the agreement total $131.0 million over five years, including $22.0 million in the first year, $25.0 million in the second year, and $28.0 million in each of the third, fourth, and fifth years. The timing of payments under the agreement may vary, and the total amount of payments may exceed the minimum depending on the volume of services utilized. Spending under this agreement for the three months ended March 31, 2022 totaled $7.8 million.

Exclusive of the AWS contract, we have other non-cancellable agreements for subscription software products that contain provisions stipulating minimum purchase commitments. However, the annual purchase commitments under these contracts are, individually and in the aggregate, immaterial to our condensed consolidated financial statements.

Letters of Credit

At each of March 31, 2022 and December 31, 2021, we had outstanding letters of credit totaling $11.2 million in connection with securing our leased office space. All letters of credit are secured by our borrowing arrangement as described in Note 9.

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

The following table summarizes revenue by geography for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Domestic	$76,039	$60,282
International	38,227	28,573
Total	$114,266	$88,855

With respect to geographic information, revenue is attributed to respective geographies based on the contracting address of the customer. There were no individual foreign countries from which more than 10% of our total revenue was attributable for the three months ended March 31, 2022 or 2021. Substantially all of our long-lived assets were held in the United States as of March 31, 2022 and December 31, 2021.

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

The asset or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques maximize the use of relevant observable inputs and minimize the use of unobservable inputs. There were no instruments measured at fair value on a recurring basis using significant unobservable inputs as of March 31, 2022 and December 31, 2021.

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

APPIAN CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The carrying amounts of our cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value as of March 31, 2022 and December 31, 2021 because of the relatively short duration of these instruments.

Investments

Our investment portfolio consists largely of debt investments classified as available-for-sale. Changes in the fair value of available-for-sale securities, excluding other-than-temporary impairments, are recorded in other comprehensive income (loss). The components of our investments as of March 31, 2022 are as follows (in thousands):

	As of March 31, 2022
	Fair Value Measurement				Balance Sheet Classification
	Fair Value Level	Cost Basis	Unrealized Gains (Losses)	Market Value	Cash and Cash Equivalents	Short-term Investments and Marketable Securities	Long-term Investments
Money market fund	Level 1	$43,555	$—	$43,555	$43,555	$—	$—
U.S. Treasuries	Level 1	7,003	(3)	7,000	—	7,000	—
Commercial paper	Level 2	23,110	—	23,110	—	23,110	—
Corporate bonds	Level 2	26,148	(114)	26,034	—	17,850	8,184
Asset-backed securities	Level 2	5,493	(15)	5,478	—	5,478	—
Total investments		$105,309	$(132)	$105,177	$43,555	$53,438	$8,184

At December 31, 2021, our investments consisted of the following (in thousands):

	As of December 31, 2021
	Fair Value Measurement				Balance Sheet Classification
	Fair Value Level	Cost Basis	Unrealized Gains (Losses)	Market Value	Cash and Cash Equivalents	Short-term Investments and Marketable Securities	Long-term Investments
Money market fund	Level 1	$38,301	$—	$38,301	$38,301	$—	$—
U.S. Treasury bonds	Level 1	8,171	—	8,171	—	8,171	—
Commercial paper	Level 2	23,312	—	23,312	—	23,312	—
Corporate bonds	Level 2	20,107	(14)	20,093	—	8,049	12,044
Asset-backed securities	Level 2	15,655	(8)	15,647	—	15,647	—
Total investments		$105,546	$(22)	$105,524	$38,301	$55,179	$12,044

There were no Level 3 assets held at any point during the three months ended March 31, 2022 and 2021. Additionally, there were no transfers between Levels 1 and 2 during the three and three months ended March 31, 2022 and 2021.

APPIAN CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The amortized cost basis and fair value of debt securities as of March 31, 2022, by contractual maturity, are as follows (in thousands):

	As of March 31, 2022
	Cost Basis	Fair Value
Due in one year or less	$97,104	$96,993
Due after one year through five years	8,205	8,184
Total investments	$105,309	$105,177

Actual maturities may differ from the contractual maturities in the table above because borrowers have the right to call or prepay certain obligations.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with (1) our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and (2) the audited consolidated financial statements and the related notes and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2021 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission, or SEC, on February 17, 2022.

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will,” “would,” or the negative or plural of these words or similar expressions or variations, including statements regarding our future financial and operating performance, anticipated expansion of the usage of partners to perform professional services, the increase of our subscriptions revenue as a percentage of total revenue, the fluctuation of gross margin on a quarterly basis, our future capital requirements, and uncertain negative impacts the COVID-19 pandemic, including the emergence of new variant strains of COVID-19, may have on our business, financial condition, results of operations, and changes in overall level of spending and volatility in the global economy. Such forward-looking statements are subject to a number of risks, uncertainties, assumptions, and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein and those discussed in the section titled “Risk Factors,” set forth in Part I, Item 1A of our Annual Report on Form 10-K filed with the SEC on February 17, 2022 and in our other filings with the SEC. You should not rely upon forward-looking statements as predictions of future events. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

Our customers include financial services, government, life sciences, insurance, manufacturing, energy, healthcare, telecommunications, and transportation organizations. Generally, our sales team targets its efforts to organizations with over 2,000 employees and $2 billion in annual revenue. Revenue from government agencies represented 18.1% and 20.9% of our total revenue in the three months ended March 31, 2022 and 2021, respectively. No single end-customer accounted for more than 10% of our total revenue in the three months ended March 31, 2022 or 2021.

Our platform supports multiple languages to facilitate collaboration and address challenges in multinational organizations. We offer our platform globally. In the three months ended March 31, 2022 and 2021, 33.5% and 32.2%, respectively, of our total revenue was generated from customers outside of the United States. As of March 31, 2022, we operated in 13 countries. We believe we have a significant opportunity to grow our international footprint, and we are investing in new geographies, including through investment in direct and indirect sales channels, professional services, and customer support and implementation partners.

Recent Developments

COVID-19

Beginning in late 2019 and continuing into 2022, the outbreak of the novel coronavirus disease, or COVID-19, resulted in the declaration of a global pandemic and adversely affected economic activity across virtually all sectors and industries on a local, national, and global scale. The impact of COVID-19, including the emergence of new variant strains of COVID-19, on the economy and our business continues to be a fluid situation.

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

Through March 31, 2022, we have not seen a meaningful adverse impact to our financial position, results of operations, and cash flows and liquidity as a result of COVID-19. While the verticals from which we have historically generated the majority of our revenue have been less impacted by COVID-19 to date, there may be impacts to our financial condition and results of operations in 2022 and beyond as a result of reduced demand for our products and services and longer sales cycles. The ultimate impact of COVID-19 and any variant strains thereof on our business is not estimable at this time and will be largely dependent upon a number of factors outside of our control including the extent and duration of the outbreak as well as any mitigating actions which may be undertaken by global governments and the general public.

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

•Growth of Our Customer Base. We believe we have a substantial opportunity to grow our customer base. We define a customer as an entity with an active subscription or maintenance and support contract as of the specified measurement date. Furthermore, we define a new customer as an entity that has entered into its first active subscription or maintenance and support contract within one calendar year of the specified measurement date while existing customers are defined as entities that have maintained an active subscription or maintenance and support contract for at least one calendar year from the specified measurement date. Legacy customers from entities acquired in business combinations are not counted as new customers until they enter into a new active subscription or maintenance and support contract with us subsequent to the completion of the business combination. Additionally, to the extent we contract with one or more entities under common control, we count those entities as separate customers.

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

•Mix of Subscriptions and Professional Services Revenue. We believe our professional services have driven customer success and facilitated the adoption of our platform by customers. During the initial period of deployment by a customer, we generally provide a greater amount of support in building applications and training than later in the deployment, with a typical engagement extending from two to six months. At the same time, many of our customers have historically purchased subscriptions only for a limited set of their total potential end users. As a result of these factors, the proportion of total revenue for a customer associated with professional services is relatively high during the initial deployment period. Over time, as the need for professional services associated with user deployments decreases and the number of end users increases, we expect subscriptions revenue as a percentage of total revenue to increase. In addition, we continue to grow our base of strategic partners to provide broader customer coverage and solution delivery capabilities. These partners perform professional services with respect to any new service contracts they originate. As the usage of partners expands, we expect the proportion of our total revenue from subscriptions to increase over time relative to professional services. For the three months ended March 31, 2022 and 2021, 73.3% and 71.8% of our revenue, respectively, was derived from sales of subscriptions while the remaining 26.7% and 28.2%, respectively, was derived from the sale of professional services.

•Investments in Growth. We have made, and plan to continue to make, investments for long-term growth, including investment in our platform and infrastructure to continuously maximize their power and speed, to meet the evolving needs of our customers, and to take advantage of our market opportunity. In addition, we continue to pursue strategic acquisitions that enhance our product offerings. We also intend to continue to invest in sales and marketing as we further expand our sales teams, increase our marketing activities, and grow our international operations.

Key Metrics

We monitor the following metrics to help us measure and evaluate the effectiveness of our operations. All dollar amounts are presented in thousands.

Cloud Subscription Revenue

	Three Months Ended March 31,
	2022	2021
Cloud subscription revenue	$53,379	$39,053

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

Cloud Subscription Revenue Retention Rate

	As of March 31,
	2022	2021
Cloud subscription revenue retention rate	117%	118%

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

Professional Services Gross Margin

Professional services gross margin is affected by the growth in our professional services revenue as compared to the growth in, and timing of, the cost of our Customer Success organization as we continue to invest in the growth of our business. Professional services gross margin is also impacted by the amount of services performed by subcontractors and partners as opposed to internal resources. Beginning in 2020, we lowered our usage of subcontractors, and the COVID-19 pandemic resulted in fewer in-person professional services engagements and deployments, both of which reduced certain classes of expenses and improved professional services margins. In 2021 and continuing into 2022, these margins have declined but remain subject to fluctuation based on the factors discussed above and uncertainties related to the COVID-19 pandemic outside of our control.
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

In order to continue to grow our business, geographical footprint, and brand awareness, we expect to continue investing resources in sales and marketing by increasing the number of sales and account management teams. Additionally, as the COVID-19 pandemic improves and certain restrictions are loosened, we would expect certain classes of expense such as travel and entertainment and in-person marketing events to increase relative to recent years. As a result, we expect sales and marketing expense to increase in absolute dollars as we continue to invest to acquire new customers and further expand usage of our platform within our existing customer base.

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

General and Administrative Expense

General and administrative expense consists primarily of personnel costs, including salaries, bonuses, stock-based compensation, and other personnel costs for our administrative, legal, information technology, human resources, finance, and accounting employees, as well as our executives. Additional expenses included in this category are non-personnel costs such as travel-related expenses, contracting and professional fees for such services as audits, taxation, and legal, insurance and other corporate expenses, allocated facility costs and overhead, bad debt expenses, and depreciation and amortization costs.

Absent certain non-recurring legal expenses incurred in 2022 and prior years, we expect our general and administrative expense to increase in absolute dollars as we continue to support our growth.

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

Results of Operations

The following table sets forth our condensed consolidated statements of operations data (in thousands):

	Three Months Ended March 31,
	2022	2021
Revenue
Subscriptions	$83,720	$63,766
Professional services	30,546	25,089
Total revenue	114,266	88,855
Cost of revenue
Subscriptions(1)	8,206	5,854
Professional services(1)	22,710	17,675
Total cost of revenue	30,916	23,529
Gross profit	83,350	65,326
Operating expenses
Sales and marketing(1)	45,916	35,984
Research and development(1)	29,839	20,690
General and administrative(1)	31,461	19,142
Total operating expenses	107,216	75,816
Operating loss	(23,866)	(10,490)
Other expense
Other expense, net	787	2,893
Interest expense	74	81
Total other expense	861	2,974
Loss before income taxes	(24,727)	(13,464)
Income tax (benefit) expense	(1,573)	123
Net loss	$(23,154)	$(13,587)
(1) Stock-based compensation as a component of these line items is as follows:

	Three Months Ended March 31,
	2022	2021
Cost of revenue
Subscriptions	$179	$297
Professional services	1,057	641
Operating expenses
Sales and marketing	1,788	1,108
Research and development	2,314	1,015
General and administrative	1,605	4,833
Total stock-based compensation expense	$6,943	$7,894

The following table sets forth our condensed consolidated statements of operations data expressed as a percentage of total revenue:

	Three Months Ended March 31,
	2022	2021
Revenue
Subscriptions	73.3%	71.8%
Professional services	26.7	28.2
Total revenue	100.0	100.0
Cost of revenue
Subscriptions	7.2	6.6
Professional services	19.9	19.9
Total cost of revenue	27.1	26.5
Gross profit	72.9	73.5
Operating expenses
Sales and marketing	40.2	40.5
Research and development	26.1	23.3
General and administrative	27.5	21.5
Total operating expenses	93.8	85.3
Operating loss	(20.9)	(11.8)
Other expense
Other expense, net	0.7	3.3
Interest expense	0.1	0.1
Total other expense	0.8	3.3
Loss before income taxes	(21.6)	(15.2)
Income tax (benefit) expense	(1.4)	0.1
Net loss	(20.3)%	(15.3)%

Comparison of the Three Months Ended March 31, 2022 and 2021

Revenue

	Three Months Ended March 31,
	2022	2021	% Change
	(dollars in thousands)
Revenue
Subscriptions	$83,720	$63,766	31.3%
Professional services	30,546	25,089	21.8%
Total revenue	$114,266	$88,855	28.6%

Total revenue increased $25.4 million, or 28.6%, in the three months ended March 31, 2022 compared to the same period in 2021 due to an increase in our subscriptions revenue of $20.0 million and an increase in our professional services revenue of $5.5 million. The increase in subscriptions revenue was driven largely by a $14.3 million increase in cloud subscription revenue and a $4.9 million increase in on-premises subscription revenue. With respect to new versus existing customers, there was a $12.7 million increase in subscriptions revenue stemming from expanded deployments and corresponding sales of additional subscriptions to existing customers while $7.1 million of the increase was the result of sales of subscriptions to new customers. The remainder of the increase is attributable to revenue recognized from Lana Labs. The increase in professional services revenue was due primarily to a $6.8 million increase in sales to new customers, which was partially offset by a $1.3 million decrease in revenue from existing customers. Professional services revenue was also impacted by the level of usage of partners to perform professional services in the three months ended March 31, 2022 as compared to the same period in 2021.

Cost of Revenue

	Three Months Ended March 31,
	2022	2021	% Change
	(dollars in thousands)
Cost of revenue
Subscriptions	$8,206	$5,854	40.2%
Professional services	22,710	17,675	28.5%
Total cost of revenue	$30,916	$23,529	31.4%
Subscriptions gross margin	90.2%	90.8%
Professional services gross margin	25.7%	29.6%
Total gross margin	72.9%	73.5%

Cost of revenue increased $7.4 million, or 31.4%, in the three months ended March 31, 2022 compared to the same period in 2021, primarily due to a $5.1 million increase in professional services and product support personnel costs, a $1.6 million increase in other cost of revenue, a $0.4 million increase in facility and overhead costs, a $0.2 million increase in contractor costs, and a $0.1 million increase in billable expenses. Personnel costs increased due to an increase in professional services and product support personnel headcount of 20.4% from March 31, 2021 to March 31, 2022, coupled with a $0.3 million increase in stock-based compensation. The increase in other cost of revenue was due to increased hosting costs as sales of our cloud offering increased in the three months ended March 31, 2022. The increase in facility and overhead costs was due largely to an increase in certain allocated costs tied directly to our growth such as spending for offices, human resources costs, and information technology infrastructure. Contractor costs increased in the three months ended March 31, 2022 compared to the same period in 2021 due to an increase in the usage of subcontractors and consultants for professional services engagements. Billable expenses increased primarily due to an increase in travel and entertainment related expenses in the three months ended March 31, 2022 as a result of more in-person engagements compared to three months ended March 31, 2021.

Subscriptions gross margin slightly decreased to 90.2% for the three months ended March 31, 2022 compared to 90.8% in the same period in 2021 due to increased hosting costs as sales of our cloud offering increased and became a larger proportion of our overall subscriptions revenue. This increase in hosting costs was partially offset by an increase in subscriptions revenue. Professional services gross margin decreased to 25.7% for the three months ended March 31, 2022 compared to 29.6% in the same period in 2021 due largely to higher personnel and human resources costs in the comparable periods, partially offset by an increase in professional services revenue. Furthermore, fewer in-person professional services engagements and deployments during the three months ended March 31, 2021 as compared to the three months ended March 31, 2022 led to temporarily improved margins in the prior year. Due largely to the increase in professional services cost of revenue, gross margin fell slightly to 72.9% in the three months ended March 31, 2022 as compared to 73.5% in the same period in 2021.

Sales and Marketing Expense

	Three Months Ended March 31,
	2022	2021	% Change
	(dollars in thousands)
Sales and marketing	$45,916	$35,984	27.6%
% of revenue	40.2%	40.5%

Sales and marketing expense increased $9.9 million, or 27.6%, in the three months ended March 31, 2022 compared to the same period in 2021, primarily due to a $7.0 million increase in sales and marketing personnel costs, a $2.8 million increase in facility and overhead costs, and a $0.7 million increase in marketing costs, which were partially offset by a $0.5 million decrease in professional fees. Personnel costs increased due to an increase in sales and marketing personnel headcount of 19.7% from March 31, 2021 to March 31, 2022, increased sales commissions driven by our revenue growth, and a $0.7 million increase in stock-based compensation expense. Facility and overhead costs increased due to increases in certain allocated costs tied directly to our growth such as spending for offices, human resources costs, and information technology infrastructure. Additionally, travel and entertainment expenses increased due to a higher number of in-person engagements and events relative to the prior year and an increase in the number of employees returning to offices in some of our jurisdictions. Marketing costs increased due to an increase in the number of marketing events held during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, including spending on our annual user conference Appian World, which resumed its in-person format in April 2022. Additionally, marketing costs increased due to an increase in spending on advertising campaigns. Professional fees decreased due to a decrease in the use of third-party sales and marketing consultants for certain initiatives.

Research and Development Expense

	Three Months Ended March 31,
	2022	2021	% Change
	(dollars in thousands)
Research and development	$29,839	$20,690	44.2%
% of revenue	26.1%	23.3%

Research and development expense increased $9.1 million, or 44.2%, in the three months ended March 31, 2022 compared to the same period in 2021, primarily due to a $7.4 million increase in research and development personnel costs, a $1.0 million increase in facility and overhead costs, and a $0.7 million increase in professional fees. Personnel costs increased due to an increase in research and development personnel headcount of 28.7% from March 31, 2021 to March 31, 2022, coupled with a $1.3 million increase in stock-based compensation expense. Facility and overhead costs increased due to increases in certain allocated costs tied directly to our growth such as spending for offices, human resources costs, and information technology infrastructure. Professional fees increased due to an increase in consulting fees stemming from higher usage of external resources to assist in our platform development efforts.

General and Administrative Expense

	Three Months Ended March 31,
	2022	2021	% Change
	(dollars in thousands)
General and administrative expense	$31,461	$19,142	64.4%
% of revenue	27.5%	21.5%

General and administrative expense increased $12.3 million, or 64.4%, in the three months ended March 31, 2022 compared to the same period in 2021, primarily due to a $10.7 million increase in professional fees and a $3.1 million increase in facility and overhead costs, partially offset by a $1.5 million decrease in general and administrative personnel costs. Professional fees increased due to higher legal fees incurred in connection with two separate lawsuits, one involving reciprocal false advertising and related claims with a competitor and one involving an effort to enforce our intellectual property. Facility and overhead costs increased primarily due to an increase in certain allocated costs tied to our growth such as insurance premiums, information technology spending, human resources costs, and office-related expenses. Personnel costs decreased due to a $3.2 million decrease in stock-based compensation, which stemmed from the accelerated recognition of expense pursuant to the vesting of the 2019 CEO grant during the three months ended March 31, 2021. This decrease was partially offset by an increase in general and administrative personnel headcount of 19.7% from March 31, 2021 to March 31, 2022.

Other Expense, Net

	Three Months Ended March 31,
	2022	2021	% Change
	(dollars in thousands)
Other expense, net	$787	$2,893	(72.8)%
% of revenue	0.7%	3.3%

Other expense, net was $0.8 million in the three months ended March 31, 2022 compared to other expense, net of $2.9 million in the three months ended March 31, 2021. This change was primarily due to $1.9 million in foreign exchange losses in the three months ended March 31, 2022 as compared to $3.0 million in foreign exchange losses in the three months ended March 31, 2021, coupled with a $1.0 million in other income stemming from a payment received from a local government pursuant to the company meeting certain economic development criteria.

Interest Expense

	Three Months Ended March 31,
	2022	2021	% Change
	(dollars in thousands)
Interest expense	$74	$81	(8.6)%
% of revenue	0.1%	0.1%

Interest expense decreased by a nominal amount in the three months ended March 31, 2022 compared to the same period in 2021, primarily due to lower commitment fees on the letter of credit outstanding.

Liquidity and Capital Resources

The following table presents selected financial information and statistics as of March 31, 2022 and December 31, 2021 as well as for the three months ended March 31, 2022 and 2021 (in thousands):

	As of
	March 31, 2022	December 31, 2021
Cash and cash equivalents	$106,795	$100,796
Short-term investments and marketable securities	53,438	55,179
Property and equipment, net	38,526	36,913
Long-term investments	8,184	12,044
Working capital*	131,457	121,752

	Three Months Ended March 31,
	2022	2021
Net cash used in operating activities	$(20,604)	$(2,810)
Net cash provided by investing activities	2,099	5,157
Net cash provided by financing activities	24,404	625
* Exclusive of the current portion of restricted cash

As of March 31, 2022, we had $106.8 million of cash and cash equivalents and $53.4 million of short-term investments and marketable securities. We believe our existing cash and cash equivalents and short-term investments and marketable securities, together with any positive cash flows from operations and available borrowings under our line of credit, will be sufficient to support working capital and capital expenditure requirements for at least the next 12 months. We expect future sources of funds to consist primarily of cash generated from sales of subscriptions and the related professional services. We may also elect to raise additional sources of funding through draws on our existing line of credit, entering into new debt financing arrangements, or conducting additional public offerings. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of spending to support research and development efforts, the expansion of sales and marketing activities, particularly internationally, the introduction of new and enhanced products and functions as well as platform enhancements and professional services offerings, the level of market acceptance of our applications, spending we may incur on our headquarters, and the global economic uncertainty and financial market conditions caused by the COVID-19 pandemic and its impact on our business.

In the event additional financing is required from outside sources, we may be unable to raise the funds on acceptable terms, if at all. To the extent existing cash and cash equivalents, short-term investments and cash from operations are not sufficient to fund future activities, we may need to raise additional funds. We may seek to raise additional funds through equity, equity-linked, or debt financings. If we raise additional funds through the incurrence of indebtedness, such indebtedness may have rights that are senior to holders of our equity securities and could contain covenants that restrict operations. Any additional equity financing may be dilutive to our existing stockholders.

We recently have, and in the future may enter into, investments in or acquisitions of complementary businesses, products, or technologies, which could also require us to seek additional equity financing, incur indebtedness, or use cash resources. We have no present binding agreements or commitments to enter into any such acquisitions. If we are unable to raise additional capital when desired, our business, operating results, and financial condition could be adversely affected.

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

We also have the ability to draw upon a $20.0 million revolving line of credit which we entered into in November 2017. In December 2021, we executed the first loan modification agreement which extended the revolving line of credit's maturity date from November 2022 to November 2025 and amended certain borrowing terms and financial covenants, and in January 2022, we executed the second loan modification agreement to increase the aggregate amount of funds our foreign subsidiaries are allowed to maintain outside of the United States.

Under the amended agreement, we may elect whether amounts drawn on the revolving line of credit bear interest on the outstanding principal amount at a rate per annum equal to either a) the Prime rate plus an additional interest rate margin or b) the secured overnight financing rate (“SOFR”) plus an additional interest rate margin that is determined by the availability of the borrowings under the revolving line of credit. The additional interest rate margin will range from 0.75% to 1.25% in the case of Prime rate advances and from 1.75% to 2.25% in the case of SOFR advances. The revolving line of credit contains an unused facility fee up to 0.20% of the average unused portion of the revolving line of credit, which is payable quarterly. The agreement contains certain customary affirmative and negative covenants and requires us to maintain (i) an adjusted quick ratio of at least 1.35 to 1.00 subject to a net cash threshold as set forth in the agreement and (ii) minimum adjusted EBITDA, in the amounts and for the periods set forth in the agreement. Any amounts borrowed under the credit facility are collateralized by substantially all of our assets. We were in compliance with all covenants as of March 31, 2022. As of March 31, 2022, we had no outstanding borrowings under this revolving line of credit, and we had outstanding letters of credit totaling $11.2 million in connection with securing our leased office space.

Uses of Funds

Our current principal uses of cash are funding operations and other working capital requirements. Historically, we have also utilized cash to pay for the acquisition of entities we believe to be complementary to our business, and we may pursue similar opportunities in the future. Over the past several years, revenue has increased significantly from year to year and, as a result, cash flows from customer collections have increased. However, operating expenses have also increased as we have invested in growing our business. Our uses of cash in 2022 to date have included capital expenditures related to the expansion of our headquarters. Cash uses in the prior year through March 31, 2021 also consisted primarily of modest capital expenditures.

Furthermore, in 2021 we executed a non-cancellable cloud hosting arrangement with Amazon Web Services that contains provisions for minimum purchase commitments. Purchase commitments under the agreement total $131.0 million over five years, including $22.0 million in the first year, $25.0 million in the second year, and $28.0 million in each of the third, fourth, and fifth years. The timing of payments under the agreement may vary, and the total amount of payments may exceed the minimum depending on the volume of services utilized. Spending under this agreement for the three months ended March 31, 2022 totaled $7.8 million.

Historical Cash Flows

Operating Activities

For the three months ended March 31, 2022, net cash used in operating activities of $20.6 million consisted of a net loss of $23.2 million and $5.2 million of cash used from changes in working capital, partially offset by $7.8 million in adjustments for non-cash items. Adjustments for non-cash items consisted primarily of stock-based compensation of $6.9 million, depreciation and amortization expense of $1.8 million, and changes in the fair value of available-for-sale investment securities of $0.1 million. These adjustments were partially offset by deferred income tax adjustments of $1.1 million. The decrease in cash, cash equivalents, and restricted cash resulting from changes in working capital primarily consisted of a $6.8 million decrease in accrued compensation and related benefits as a result of comparatively higher declines in certain year-end employee benefit accruals such as bonuses, payroll taxes, and commissions, a $3.8 million net decrease in deferred revenue as a result of decreased subscription sales, a $3.6 million increase in prepaid expenses and other assets primarily due to higher prepayments under the AWS cloud hosting arrangement as well as the timing of other payments, a $1.4 million increase in deferred commissions due to increased sales activity combined with the timing of order completions, and a $0.5 million decrease in operating lease liabilities. These decreases to working capital were partially offset by a $8.4 million decrease in accounts receivable stemming from increased cash collections year over year as well as the timing of billings and a $2.3 million increase in accounts payable and accrued expenses primarily due to the timing of payments.

For the three months ended March 31, 2021, net cash used in operating activities of $2.8 million consisted of a net loss of $13.6 million, offset by $2.1 million of cash provided by changes in working capital and $8.7 million in adjustments for non-cash items. Adjustments for non-cash items consisted of stock-based compensation of $7.9 million, depreciation and amortization expense of $1.3 million, and deferred income tax adjustments of $0.4 million. The increase in cash, cash equivalents, and restricted cash resulting from changes in working capital primarily consisted of a $12.7 million decrease in accounts receivable stemming from increased cash collections as well as the timing of billings, a $1.2 million increase in accounts payable and accrued expenses primarily due to the timing of payments, a $0.2 million increase in operating lease liabilities, and a $0.2 million increase in other current and non-current liabilities. These increases to working capital were partially offset by a $7.2 million net decrease in deferred revenue as a result of decreased subscription sales, a $2.6 million increase in deferred commissions due to increased sales activity, a $2.0 million decrease in accrued compensation and related benefits as a result of lower employee benefit accruals for such costs as commissions and bonuses, and a $0.3 million increase in prepaid expenses and other assets primarily due to the timing of payments.

Investing Activities

For the three months ended March 31, 2022, net cash provided by investing activities was $2.1 million, consisting of $21.7 million in proceeds from the sale of investments, partially offset by $16.2 million in purchases of investments and $3.4 million in purchases of property and equipment.

For the three months ended March 31, 2021, net cash provided by investing activities was $5.2 million, which was due to $5.6 million in proceeds from the sale of investments, partially offset by $0.5 million in purchases of property and equipment.

Financing Activities

For the three months ended March 31, 2022, net cash provided by financing activities was $24.4 million, consisting entirely of proceeds received from stock option exercises.

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

There have been no material changes in our critical accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 17, 2022. Furthermore, while the pandemic has been moving toward a controlled stage in the United States, we continue to monitor the developments surrounding the COVID-19 pandemic, including the emergence of new variant strains of COVID-19. We are not aware of any specific events or circumstances that would require us to update our estimates, assumptions, and judgments.

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

Interest Rate Risk

We had total cash, cash equivalents, and restricted cash of $109.9 million as of March 31, 2022, which consisted of $43.6 million invested in a money market fund, cash in readily available checking accounts, and overnight repurchase investments. These securities, which are not dependent on interest rate fluctuations that may cause principal amounts to fluctuate, are held for reinvestment and working capital purchases.

In addition, as of March 31, 2022, we held $61.6 million of fixed income securities such as U.S. Treasuries, commercial paper, corporate bonds, and asset-backed securities. These securities are subject to market risk due to fluctuations in interest rates, which may affect our interest income and the fair value of our investments. We classify investments as available-for-sale, including those with stated maturities beyond twelve months. As such, no gains or losses due to changes in interest rates are recognized in our condensed consolidated statements of operations unless such securities are sold prior to maturity or due to expected credit losses. A hypothetical 100 basis point change in interest rates would not have had a material effect on the fair market value of our investment portfolio as of March 31, 2022. To date, fluctuations in interest income have also not been significant. Our investments are made for the purpose of preserving capital, fulfilling liquidity needs, and maximizing total return. We do not enter into investments for trading or speculative purposes.

At March 31, 2022, we had no outstanding borrowings.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. Based on the evaluation of our disclosure controls and procedures as of March 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

PART II—OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Other than as discussed below, during the period covered by this report, there were no material developments in the legal proceedings disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

Pegasystems Litigation

As previously disclosed, on May 29, 2020, we filed a civil complaint against Pegasystems, Inc. (“Pegasystems”), and Youyong Zou, a Virginia resident, in the Circuit Court for Fairfax County, Virginia, alleging claims for trade secret misappropriation, violation of the Virginia Computer Crimes Act (“VCCA”), tortious interference, and statutory business and common law conspiracy. Appian Corp. v. Pegasystems Inc. & Youyong Zou, No. 2020-07216 (Fairfax Cty. Ct.).

On April 12, 2022, we voluntarily dismissed our tortious interference claim, and on April 13, 2022, the court denied Pegasystems’ motion to strike our claims after Appian concluded its case in chief, allowing the case to proceed to verdict. As of May 4, 2022, the trial is ongoing and set to be presented to the jury for deliberations imminently.

Also, as previously disclosed, on July 3, 2019, Pegasystems filed a claim against us and BPM.com, Inc., a market analyst company, in U.S. District Court for the District of Massachusetts alleging, among other things, that we had engaged in false advertising by re-publishing a study by BPM.com comparing us favorably to Pegasystems and by failing to disclose we commissioned the study. Pegasystems Inc. v. Appian Corp. & Business Process Management Inc., No. 1:19-cv-11461 (D. Mass). On April 15, 2022, each of the parties filed motions for summary judgment with the court. We continue to believe Pegasystems’ claims are without merit.

Other Matters

From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. Other than as disclosed elsewhere in this Quarterly Report, we are not presently a party to any legal proceedings that, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, financial condition, or cash flows. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

Item 1A. RISK FACTORS

Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors described in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 17, 2022. There have been no material changes to the risk factors described in that report.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a.Recent Sales of Unregistered Equity Securities

Not applicable.

b.Use of Proceeds

Not applicable.

c.Issuer Purchases of Equity Securities

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased under the plan (2)
January 1 to January 31, 2022	6,187	$61.66	6,187	980,213
February 1 to February 28, 2022	4,169	$55.16	4,169	976,044
March 1 to March 31, 2022	4,050	$53.54	4,050	971,994
Total	14,406	$57.49	14,406	971,994
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

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

The information set forth below is included herein for the purposes of providing the disclosure required under “Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers” of Form 8-K.

On May 3, 2022, the Compensation Committee of the Board of Directors (the “Committee”) conducted its annual review of the compensation of our Chief Executive Officer. In connection with that review, the Committee approved increasing the annual base salary of Matthew Calkins, the Company’s Chief Executive Officer and President, to $1,000,000, effective immediately.

Item 6. EXHIBITS

Exhibit No.	Description	Reference
10.1	Second Loan Modification Agreement, dated as of January 28, 2022, by and between Appian Corporation and Silicon Valley Bank.	Attached.

10.2	Employment Agreement, dated as of April 2, 2022, by and between Appian Corporation and Mark Matheos.+	Attached.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Attached.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Attached.

32.1*	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Attached.

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.	Attached.

101.SCH	XBRL Taxonomy Extension Schema Document	Attached.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Attached.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Attached.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Attached.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Attached.

104	Cover page formatted as Inline XBRL and contained in Exhibit 101	Attached.
+ Indicates management contract or compensatory plan.
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

APPIAN CORPORATION

May 5, 2022	By:	/s/ Matthew Calkins	/s/ Mark Matheos
		Name: Matthew Calkins	Name: Mark Matheos
		Title: Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	Title: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)