Form 10-Q
period 2022-06-30
APPIAN CORP
filed 2022-08-04
CIK 1441683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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

As of August 1, 2022, there were 40,952,035 shares of the registrant’s Class A common stock and 31,497,796 shares of the registrant’s Class B common stock, each with a par value of $0.0001 per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

APPIAN CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and share data)

	As of
	June 30, 2022	December 31, 2021
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$76,185	$100,796
Short-term investments and marketable securities	59,748	55,179
Accounts receivable, net of allowance of $1,401 and $1,400, respectively	120,424	130,049
Deferred commissions, current	26,792	24,668
Prepaid expenses and other current assets	31,515	26,781
Restricted cash, current	728	791
Total current assets	315,392	338,264
Property and equipment, net of accumulated depreciation of $16,845 and $14,106, respectively	38,539	36,913
Long-term investments	2,022	12,044
Goodwill	25,597	27,795
Intangible assets, net of accumulated amortization of $1,899 and $1,260, respectively	5,840	7,144
Right-of-use assets for operating leases	27,113	27,897
Deferred commissions, net of current portion	48,671	49,017
Deferred tax assets	2,035	1,025
Restricted cash, net of current portion	2,185	2,373
Other assets	2,235	2,047
Total assets	$469,629	$504,519
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$6,783	$5,766
Accrued expenses	16,378	15,483
Accrued compensation and related benefits	29,330	35,126
Deferred revenue, current	151,266	150,169
Operating lease liabilities, current	7,988	8,110
Other current liabilities	581	1,067
Total current liabilities	212,326	215,721
Operating lease liabilities, net of current portion	47,210	48,784
Deferred revenue, net of current portion	1,786	2,430
Deferred tax liabilities	85	209
Other non-current liabilities	3,162	3,458
Total liabilities	264,569	270,602
Stockholders’ equity
Class A common stock—par value $0.0001; 500,000,000 shares authorized and 40,946,718 shares issued and outstanding as of June 30, 2022; 500,000,000 shares authorized and 39,964,298 shares issued and outstanding as of December 31, 2021	4	4
Class B common stock—par value $0.0001; 100,000,000 shares authorized and 31,497,796 shares issued and outstanding as of June 30, 2022; 100,000,000 shares authorized and 31,497,796 shares issued and outstanding as of December 31, 2021	3	3
Additional paid-in capital	538,249	497,128
Accumulated other comprehensive loss	(3,157)	(5,687)
Accumulated deficit	(330,039)	(257,531)
Total stockholders’ equity	205,060	233,917
Total liabilities and stockholders’ equity	$469,629	$504,519
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPIAN CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue
Subscriptions	$76,668	$56,946	$160,388	$120,712
Professional services	33,395	26,053	63,941	51,142
Total revenue	110,063	82,999	224,329	171,854
Cost of revenue
Subscriptions	8,528	6,860	16,751	12,714
Professional services	24,765	18,975	47,563	36,650
Total cost of revenue	33,293	25,835	64,314	49,364
Gross profit	76,770	57,164	160,015	122,490
Operating expenses
Sales and marketing	56,166	40,520	102,192	76,504
Research and development	33,842	23,862	63,778	44,552
General and administrative	29,509	17,358	60,658	36,500
Total operating expenses	119,517	81,740	226,628	157,556
Operating loss	(42,747)	(24,576)	(66,613)	(35,066)
Other non-operating expense (income)
Other expense (income), net	6,153	(1,081)	6,940	1,812
Interest expense	60	80	134	161
Total other non-operating expense (income)	6,213	(1,001)	7,074	1,973
Loss before income taxes	(48,960)	(23,575)	(73,687)	(37,039)
Income tax expense (benefit)	394	250	(1,179)	373
Net loss	$(49,354)	$(23,825)	$(72,508)	$(37,412)
Net loss per share:
Basic and diluted	$(0.68)	$(0.34)	$(1.00)	$(0.53)
Weighted average common shares outstanding:
Basic and diluted	72,390	70,953	72,272	70,842
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPIAN CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(49,354)	$(23,825)	$(72,508)	$(37,412)
Comprehensive income (loss), net of income taxes
Foreign currency translation adjustments	1,967	(1,474)	2,724	2,541
Unrealized (losses) gains on available-for-sale securities	(83)	23	(194)	31
Total other comprehensive loss, net of income taxes	$(47,470)	$(25,276)	$(69,978)	$(34,840)
 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPIAN CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(unaudited, in thousands, except share data)

				Accumulated Other Comprehensive (Loss) Income		Total Stockholders' Equity
	Common Stock		Additional Paid-In Capital		Accumulated Deficit
	Shares	Amount
Balance, December 31, 2021	71,462,094	$7	$497,128	$(5,687)	$(257,531)	$233,917
Net loss	—	—	—	—	(23,154)	(23,154)
Issuance of common stock to directors	2,395	—	—	—	—	—
Vesting of restricted stock units	47,038	—	—	—	—	—
Exercise of stock options	815,833	—	24,404	—	—	24,404
Stock-based compensation expense	—	—	6,943	—	—	6,943
Other comprehensive income	—	—	—	646	—	646
Balance, March 31, 2022	72,327,360	$7	$528,475	$(5,041)	$(280,685)	$242,756
Net loss	—	—	—	—	(49,354)	(49,354)
Issuance of common stock to directors	2,565	—	—	—	—	—
Vesting of restricted stock units	52,634	—	—	—	—	—
Exercise of stock options	61,955	—	626	—	—	626
Stock-based compensation expense	—	—	9,148	—	—	9,148
Other comprehensive income	—	—	—	1,884	—	1,884
Balance, June 30, 2022	72,444,514	$7	$538,249	$(3,157)	$(330,039)	$205,060

Balance, December 31, 2020	70,679,190	$7	$470,498	$(5,010)	$(168,890)	$296,605
Net loss	—	—	—	—	(13,587)	(13,587)
Issuance of common stock to directors	960	—	—	—	—	—
Vesting of restricted stock units	56,326	—	—	—	—	—
Exercise of stock options	88,269	—	625	—	—	625
Stock-based compensation expense	—	—	7,894	—	—	7,894
Other comprehensive income	—	—	—	4,023	—	4,023
Balance, March 31, 2021	70,824,745	$7	$479,017	$(987)	$(182,477)	$295,560
Net loss	—	—	—	—	(23,825)	(23,825)
Issuance of common stock to directors	1,175	—	—	—	—	—
Vesting of restricted stock units	43,024	—	—	—	—	—
Exercise of stock options	211,651	—	1,464	—	—	1,464
Stock-based compensation expense	—	—	4,598	—	—	4,598
Other comprehensive loss	—	—	—	(1,451)	—	(1,451)
Balance, June 30, 2021	71,080,595	$7	$485,079	$(2,438)	$(206,302)	$276,346
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPIAN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net loss	$(72,508)	$(37,412)
Adjustments to reconcile net loss to net cash used by operating activities
Stock-based compensation	16,091	12,492
Depreciation and amortization	3,573	2,561
Bad debt expense	(1)	32
Change in fair value of available-for-sale securities	—	(31)
Deferred income taxes	(1,302)	(144)
Changes in assets and liabilities
Accounts receivable	12,132	16,720
Prepaid expenses and other assets	(5,334)	243
Deferred commissions	(1,777)	(7,340)
Accounts payable and accrued expenses	2,098	3,000
Accrued compensation and related benefits	(4,923)	2,808
Other current and non-current liabilities	(395)	(563)
Deferred revenue	2,990	(1,791)
Operating lease liabilities	(905)	52
Net cash used by operating activities	(50,261)	(9,373)
Cash flows from investing activities
Purchases of investments	(31,214)	—
Proceeds from investments	36,473	27,604
Purchases of property and equipment	(4,685)	(1,027)
Net cash provided by investing activities	574	26,577
Cash flows from financing activities
Proceeds from exercise of common stock options	25,030	2,089
Net cash provided by financing activities	25,030	2,089
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	(205)	(476)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(24,862)	18,817
Cash, cash equivalents, and restricted cash at beginning of period	103,960	112,462
Cash, cash equivalents, and restricted cash at end of period	$79,098	$131,279

Supplemental disclosure of cash flow information
Cash paid for interest	$145	$173
Cash paid for income taxes	$524	$806
Supplemental disclosure of non-cash investing and financing activities
Accrued capital expenditures	$96	$—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPIAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Organization and Description of Business

Appian Corporation (together with its subsidiaries, “Appian,” the “Company,” “we,” or “our”) is a unified platform for change. We accelerate customers’ businesses by discovering, designing, and automating their most important processes. The Appian Low-Code Platform combines the key capabilities needed to get work done faster, Process Mining + Workflow + Automation, in a unified low-code platform. Appian is open, enterprise grade, and trusted by industry leaders.

We are headquartered in McLean, Virginia and operate both in the U.S. and internationally, including Australia, Canada, France, Germany, Italy, Japan, the Netherlands, Singapore, Spain, Sweden, Switzerland, and the United Kingdom.

2. Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and footnotes have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) for interim financial reporting. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, changes in stockholders’ equity, and cash flows. The results of operations for the current period are not necessarily indicative of the results for the full year or the results for any future periods. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission (the “SEC”) on February 17, 2022.

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

Significant estimates embedded in the condensed consolidated financial statements include, but are not limited to, revenue recognition, income taxes and the related valuation allowance, leases, costs to obtain a contract with a customer, the valuation of financial instruments, and stock-based compensation.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Appian and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Revenue Recognition

Refer to Note 3 for a detailed discussion on specific revenue recognition principles related to our major revenue streams.

APPIAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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

With regard to our customers, credit evaluation and account monitoring procedures are used to minimize the risk of loss. We believe no additional credit risk beyond amounts provided for collection loss are inherent in accounts receivable. Revenue generated from government agencies represented 18.2% of our revenue for each of the three and six months ended June 30, 2022, of which the top three U.S. federal government agencies generated 5.2% and 4.8% of our revenue for the three and six months ended June 30, 2022, respectively. Additionally, 35.0% and 34.2% of our revenue during the three and six months ended June 30, 2022, respectively, was generated from foreign customers. Revenue generated from government agencies represented 19.8% and 20.4% of our revenue for the three and six months ended June 30, 2021, respectively, of which the top three U.S. federal government agencies generated 6.5% of our revenue for each of the three and six months ended June 30, 2021. Additionally, 35.3% and 33.7% of our revenue during the three and six months ended June 30, 2021, respectively, was generated from foreign customers.

Cash, Cash Equivalents, and Restricted Cash

We consider all highly liquid investments with an original or remaining maturity of three months or less at the date of purchase, as well as overnight repurchase agreements, to be cash equivalents. Restricted cash consists of cash designated to settle an escrow liability stemming from a holdback agreement enacted pursuant to our acquisition of Lana Labs GmbH (“Lana Labs”). 25% of the balance becomes due on October 31, 2022 while the remaining 75% of the balance becomes due on August 11, 2023.

The following table presents a reconciliation of cash, cash equivalents, and restricted cash as presented in the consolidated statements of cash flows (in thousands):

	As of
	June 30, 2022	December 31, 2021	June 30, 2021	December 31, 2020
Cash and cash equivalents	$76,185	$100,796	$131,279	$112,462
Restricted cash, current	728	791	—	—
Restricted cash, net of current portion	2,185	2,373	—	—
Total cash, cash equivalents, and restricted cash	$79,098	$103,960	$131,279	$112,462

APPIAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at realizable value, net of an allowance for doubtful accounts. The allowance for doubtful accounts is based on our assessment of the collectability of accounts and incorporates an estimation of expected lifetime credit losses on our receivables. We regularly review the composition of the accounts receivable aging, historical bad debts, changes in payment patterns, customer creditworthiness, and current economic trends. If the financial condition of our customers were to deteriorate, resulting in their inability to make required payments, additional provisions for doubtful accounts would be required and would increase bad debt expense. The allowance for doubtful accounts totaled $1.4 million as of June 30, 2022 and December 31, 2021.

Assets Recognized from the Costs to Obtain a Contract with a Customer

We capitalize costs of obtaining a contract with a customer, which consists of sales commissions paid to our direct sales team, that are incremental costs to obtaining customer contracts. These costs are recorded as deferred commissions in the consolidated balance sheets. Costs to obtain a contract for a new customer or upsell are amortized over an estimated economic life of five years as sales commissions on initial sales are not commensurate with sales commissions on contract renewals. We determine the estimated economic life based on both qualitative and quantitative factors such as expected renewals, product life cycles, contractual terms, and customer attrition. We periodically review the carrying amount of deferred contract acquisition costs to determine whether events or changes in circumstances have occurred that could impact the estimated economic life. Commissions paid relating to contract renewals are deferred and amortized over the related renewal period. We also capitalize the incremental fringe benefits associated with commission expenses paid to our direct sales team. Costs to obtain a contract for professional services arrangements are expensed as incurred as the contractual period of our professional services arrangements are one year or less.

Amortization associated with deferred commission is recorded to sales and marketing expense in our consolidated statements of operations. Commission expense was $8.7 million and $16.9 million for the three and six months ended June 30, 2022, respectively. Commission expense was $7.5 million and $14.3 million for the three and six months ended June 30, 2021, respectively.

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

Stock-Based Compensation

APPIAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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

Recent Accounting Pronouncements

Adopted

We did not adopt any new accounting guidance in 2022 that had a material impact on our condensed consolidated financial statements or disclosures.

Not Yet Adopted

There is no pending accounting guidance that we expect to have a material impact on our condensed consolidated financial statements or disclosures.

3. Revenue

Revenue Recognition

We generate subscriptions revenue primarily through the sale of cloud subscriptions bundled with maintenance and support and hosting services as well as term license subscriptions bundled with maintenance and support. We generate professional services revenue from fees for our consulting services, including application development and deployment assistance as well as training related to our platform.

The following table summarizes revenue recorded during the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cloud subscriptions	$57,083	$42,486	$110,462	$81,539
Term license subscriptions	14,063	9,323	38,770	29,176
Maintenance and support	5,522	5,137	11,156	9,997
Total subscriptions	76,668	56,946	160,388	120,712
Professional services	33,395	26,053	63,941	51,142
Total revenue	$110,063	$82,999	$224,329	$171,854

Performance Obligations and Timing of Revenue Recognition

We primarily sell products and services that fall into the categories discussed below. Each category contains one or more performance obligations that are either (1) capable of being distinct (i.e., the customer can benefit from the product or service on its own or together with readily available resources, including those purchased separately from us) and distinct within the context of the contract (i.e., separately identified from other promises in the contract) or (2) a series of distinct products or services that are substantially the same and have the same pattern of transfer to the customer. Our term license subscriptions are delivered at a point in time while our cloud subscriptions, maintenance and support, and professional services are delivered over time.

Subscriptions Revenue

APPIAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Subscriptions revenue is primarily related to (1) Cloud subscriptions bundled with maintenance and support and hosting services and (2) term license subscriptions bundled with maintenance and support. We generally charge subscription fees on a per-user basis or through non-user based single application licenses. We bill customers and collect payment for subscriptions to our platform in advance on an annual, quarterly, or monthly basis. In certain instances, our customers have paid their entire contract up front.

Cloud Subscriptions

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

Consulting Services

We sell consulting services to assist customers in planning and executing the deployment of our software. Customers are not required to use consulting services to fully benefit from the software. Consulting services are regularly sold on a standalone basis and either (1) under a fixed-fee arrangement or (2) on a time and materials basis. Consulting services contract are considered separate performance obligations because they do not integrate with each other or with other products and services to deliver a combined output to the customer, do not modify or customize (or are not modified or customized by) each other or other products and services, and do not affect the customer's ability to use the other consulting offerings or other products and services. Revenue under consulting contracts is recognized over time as services are delivered. For time and materials-based consulting contracts, we have elected the practical expedient of recognizing revenue upon invoicing since the invoiced amount corresponds directly to the value of our service to date.

Training Services

We sell various training services to our customers. Training services are sold in the form of prepaid training credits that are redeemed based on a fixed rate per course. Training revenue is recognized when the associated training services are delivered.

APPIAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Significant Judgments and Estimates

Determining the Transaction Price

The transaction price is the total amount of consideration we expect to receive in exchange for the service offerings in a contract and may include both fixed and variable components. Variable consideration is included in the transaction price to the extent it is probable a significant reversal will not occur. The amount of variable consideration excluded from the transaction price for the three and six months ended June 30, 2022 and 2021 was insignificant. Our estimates of variable consideration are also subject to subsequent true-up adjustments and may result in changes to transaction prices; however, such true-up adjustments are not expected to be material.

Allocating the Transaction Price Based on Standalone Selling Prices (“SSP”)

We allocate the transaction price to each performance obligation in a contract based on its relative SSP. The SSP is the observable price at which we sell the product or service separately. In the absence of observable pricing, we estimate SSP using the residual approach. We establish SSP as follows:

1.Cloud subscriptions - Given the highly variable selling price of our cloud subscriptions, we establish the SSP of our cloud subscriptions using a residual approach after first determining the SSP of consulting and training services. We have concluded the residual approach to estimating SSP of our cloud subscriptions is an appropriate allocation of the transaction price.

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

Contract Balances

Timing may differ between the satisfaction of performance obligations and the invoicing and collection of amounts related to our contracts with customers. Contract assets primarily relate to unbilled amounts for contracts with customers for which the amount of revenue recognized exceeds the amount billed to the customer. Contract assets are transferred to accounts receivable when the right to invoice becomes unconditional. As of June 30, 2022 and December 31, 2021, contract assets of $15.2 million and $14.0 million, respectively, are included in the Prepaid expenses and other current assets and Other assets line items in our consolidated balance sheets.

Contract liabilities consist of deferred revenue and include payments received in advance of the satisfaction of performance obligations. Deferred revenue is then recognized as the revenue recognition criteria are met. Deferred revenue that will be recognized during the succeeding 12-month period is recorded as current, and the remaining deferred revenue is recorded as non-current. For the six months ended June 30, 2022, we recognized $107.3 million of revenue that was included in the deferred revenue balance as of December 31, 2021.

Transaction Price Allocated to the Remaining Performance Obligations

As of June 30, 2022, we had an aggregate transaction price of $298.0 million allocated to unsatisfied performance obligations. We expect to recognize $192.8 million of this balance as revenue over the next 12 months with the remaining amount recognized thereafter.

APPIAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4. Leases

As of June 30, 2022, our lease portfolio consists entirely of operating leases, most of which are for corporate offices. Our operating leases have remaining lease terms of roughly 1 year to 10 years, some of which include options to extend the leases for up to an additional 10 years.

Lease Costs

Expense for operating leases is recognized on a straight-line basis over the lease term as an operating expense. We have lease agreements which require payments for lease and non-lease components (i.e., common area maintenance) that are accounted for as a single lease component. Variable lease payment amounts that cannot be determined at the commencement of the lease, such as maintenance costs based on future obligations, are not included in ROU assets or lease liabilities but rather are expensed as incurred and recorded as variable lease expense.

The following table sets forth the components of lease expense for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating lease cost	$1,626	$1,695	$3,260	$3,325
Short-term lease cost	76	13	164	54
Variable lease cost	953	772	1,926	797
Total	$2,655	$2,480	$5,350	$4,176

Supplemental Lease Information

Supplemental balance sheet information related to operating leases as of June 30, 2022 and December 31, 2021 was as follows (in thousands, except for lease term and discount rate):

	As of
	June 30, 2022	December 31, 2021
Right-of-use assets for operating leases	$27,113	$27,897

Operating lease liabilities, current	$7,988	$8,110
Operating lease liabilities, net of current portion	47,210	48,784
Total operating lease liabilities	$55,198	$56,894

Weighted average remaining lease term (in years)	9.1	9.5

Weighted average discount rate	9.5%	9.5%

APPIAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Supplemental cash flow and expense information related to operating leases for the six months ended June 30, 2022 and 2021 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating cash outflows for operating leases	$2,074	$1,754	$4,159	$3,503

Amortization of operating lease ROU assets	325	353	631	677
Interest expense on operating lease liabilities	1,305	468	2,626	870

A summary of our future minimum lease commitments under non-cancellable leases as of June 30, 2022 is as follows (in thousands):

Operating Leases
2022 (excluding the six months ended June 30, 2022)	$4,243
2023	8,273
2024	8,584
2025	9,283
2026	9,357
Thereafter	48,775
Total lease payments	88,515
Less: imputed interest	(33,317)
Total	$55,198

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

The allocation of the purchase price is preliminary pending the finalization of deferred income taxes. As of the acquisition date, the purchase price was assigned to the acquired assets and assumed liabilities as follows (in thousands):

Cash acquired	$256
Other current assets	106
Property and equipment	59
Developed technology	5,974
Customer relationships	750
Goodwill	24,521
Other non-current assets	27
Total assets acquired	31,693
Current liabilities	638
Non-current liabilities	38
Total liabilities assumed	676
Net assets acquired	$31,017

APPIAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

There were no changes to our reportable segments as a result of the acquisition, and acquisition costs incurred in relation to the transaction were immaterial. We do not expect the purchase price allocated to goodwill and intangible assets to be deductible for tax purposes.

Since the acquisition date, measurement period adjustments have included a $0.8 million adjustment to developed technology and goodwill related to an update to the discount rate utilized in our valuation of intangibles, a $0.3 million increase in deferred revenue stemming from our early adoption of new accounting guidance surrounding deferred revenue recognized pursuant to a business combination, a $0.1 million deferred tax adjustment, and an immaterial adjustment to working capital. No additional measurement period adjustments were recognized for the six months ended June 30, 2022.

6. Goodwill and Intangible Assets

Goodwill was comprised of the following as of June 30, 2022 and December 31, 2021 (in thousands):

Carrying Amount
Balance as of December 31, 2020	$4,862
Goodwill acquired	24,521
Foreign currency translation adjustments	(1,588)
Balance as of December 31, 2021	27,795
Goodwill acquired	—
Foreign currency translation adjustments	(2,198)
Balance as of June 30, 2022	$25,597

Intangible assets, net consisted of the following as of June 30, 2022 and December 31, 2021 (in thousands):

	As of
	June 30, 2022	December 31, 2021
Developed technology	$6,696	$7,271
Customer relationships - Non-Robotic Process Automation (“RPA”)	803	872
Customer relationships - RPA	240	261
Intangible assets, gross	7,739	8,404
Less: accumulated amortization	(1,899)	(1,260)
Intangible assets, net	$5,840	$7,144

Intangible amortization expense was $0.4 million and $0.8 million for the three and six months ended June 30, 2022, respectively. Intangible amortization expense was $0.1 million and $0.2 million for the three and six months ended June 30, 2021, respectively. As of June 30, 2022, the weighted average remaining amortization periods for developed technology, non-RPA customer relationships, and RPA customer relationships were approximately 3.9 years, 8.8 years, and 7.5 years, respectively.

The projected annual amortization expense related to amortizable intangible assets as of June 30, 2022 is as follows (in thousands):

Projected Amortization
2022 (excluding the six months ended June 30, 2022)	$739
2023	1,429
2024	1,429
2025	1,137
2026	731
Thereafter	375
Total projected amortization expense	$5,840

7. Property and Equipment, net

Property and equipment, net consisted of the following as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021
Leasehold improvements	$42,892	$41,005
Office furniture and fixtures	3,224	2,536
Computer hardware	7,675	6,001
Computer software	1,353	1,353
Equipment	240	124
Property and equipment, gross	55,384	51,019
Less: accumulated depreciation	(16,845)	(14,106)
Property and equipment, net	$38,539	$36,913

Depreciation expense totaled $1.4 million and $2.8 million for the three and six months ended June 30, 2022, respectively. Depreciation expense totaled $1.2 million and $2.4 million for the three and six months ended June 30, 2021, respectively. We had no disposals or retirements and recorded no gains or losses on disposal during each of the three and six months ended June 30, 2022 and 2021.

8. Accrued Expenses

Accrued expenses consisted of the following as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021
Hosting costs	$3,078	$1,995
Legal costs	1,264	5,511
Marketing and tradeshow expenses	2,143	1,167
Third party license fees	1,164	1,066
Contract labor costs	2,043	891
Reimbursable employee expenses	4,104	870
Taxes payable	307	550
Audit and tax expenses	404	439
Capital expenditures	96	379
Other accrued expenses	1,775	2,615
Total	$16,378	$15,483

9. Debt

Line of Credit

We have a $20.0 million revolving line of credit with a lender that matures in November 2025. In January 2022, we executed the second loan modification agreement to increase the aggregate amount of funds our foreign subsidiaries are allowed to maintain outside of the United States. We were in compliance with all covenants as of June 30, 2022. As of June 30, 2022, we had no outstanding borrowings under this revolving line of credit, and we had outstanding letters of credit totaling $11.0 million in connection with securing our leased office space.

10. Income Taxes

The provision for income taxes is based upon the estimated annual effective tax rates for the year applied to the current period income before tax plus the tax effect of any significant or unusual items, discrete events, or changes in tax law. Our operating subsidiaries are exposed to statutory effective tax rates ranging from zero to approximately 35%. Fluctuations in the distribution of pre-tax income among our operating subsidiaries can lead to fluctuations of the effective tax rate in the condensed consolidated financial statements. For the three and six months ended June 30, 2022, the actual effective tax rates were (0.8)% and 1.6%, respectively. For the three and six months ended June 30, 2021, the actual effective tax rates were (1.1)% and (1.0)%, respectively. The-year-to date tax benefit for the six months ended June 30, 2022 was primarily driven by a discrete benefit of $1.1 million related to the release of a valuation allowance for Lana Labs as a result of post-integration tax planning and the merger of German subsidiaries.

As of June 30, 2022, our net unrecognized tax benefits totaled $3.1 million, which if recognized would result in no net effect on the effective tax rate due to a valuation allowance. The amount of reasonably possible unrecognized tax benefits that could decrease over the next 12 months due to the expiration of certain statutes of limitations or settlements of tax audits is not material to our condensed consolidated financial statements.

We file income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions. Due to our net operating loss carryforward, the tax years 2016 through 2021 remain open to examination by the major taxing jurisdictions to which we are subject. There are no open examinations that would have a meaningful impact to our condensed consolidated financial statements.

11. Stock-Based Compensation

Equity Incentive Plans

In May 2017, our Board of Directors adopted, and our stockholders approved, the 2017 Equity Incentive Plan (the “2017 Plan”), which became effective as of the date of the final prospectus for our initial public offering. The 2017 Plan provides for the grant of incentive stock options to employees and for the grant of nonstatutory stock options, restricted stock awards, RSUs, stock appreciation rights, performance-based stock awards, and other forms of equity compensation to employees, including officers, non-employee directors, and consultants. We initially reserved 6,421,442 shares of Class A common stock for issuance under the 2017 Plan, which included 421,442 shares that remained available for issuance under our 2007 Stock Option Plan (the “2007 Plan”) at the time the 2017 Plan became effective. The number of shares reserved under the 2017 Plan increases for any shares subject to outstanding awards originally granted under the 2007 Plan that expire or are forfeited prior to exercise. As a result of the adoption of the 2017 Plan, no further grants may be made under the 2007 Plan. As of June 30, 2022, there were 7,195,029 shares of Class A common stock reserved for issuance under the 2017 Plan, of which 2,964,435 were available to be issued.

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

In June 2022, our Board of Directors granted a stock option to purchase 700,000 shares of our Class A common stock to our Chief Executive Officer (the “2022 CEO Grant”) under the 2017 Plan with an exercise price of $50.63 per share. The 2022 CEO Grant is eligible to vest based on the achievement of various stock price appreciation targets of our Class A common stock. Specifically, the 2022 CEO Grant vests in four installments of 25% each if the average closing price per share for a 365 day calendar period equals each of $175, $200, $225, and $250, respectively (the “Vesting Price Threshold”), prior to June 7, 2030. The option also vests if the Company engages in a Corporate Transaction, as defined in the Plan, in which the Company’s Class A common stock is valued at or above the Vesting Price Threshold. The fair value of the 2022 CEO Grant was determined using a Monte Carlo simulation. The fair value of the award at the grant date was $18.8 million and is being amortized over derived service periods ranging from 3.4 to 4.1 years.

The only stock option awarded during the three and six months ended June 30, 2022 and 2021 was the 2022 CEO Grant. The following table summarizes the assumptions used to estimate the fair value of the 2022 CEO stock option grant:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Risk-free interest rate	3.01%	*	3.01%	*
Expected term (in years) **	4.1	*	**	*
Expected volatility	70%	*	70%	*
Expected dividend yield	—%	*	—%	*
* Not applicable because no stock options were granted during the period.
** Each Vesting Price Threshold for the 2022 CEO grant has a unique expected term ranging from 3.4 to 4.1 years.

The following table summarizes stock option activity for the six months ended June 30, 2022:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2021	2,953,356	$15.16	4.0	$147,812
Granted	700,000	50.63
Exercised	(877,788)	28.52		30,644
Expired	(6,780)	3.63
Forfeited	(10,180)	12.18
Outstanding at June 30, 2022	2,758,608	$19.95	5.5	$77,903

Exercisable at June 30, 2022	2,057,108	$9.51	4.1	$77,863

The total fair value of stock options that vested during the six months ended June 30, 2022 and 2021 was $0.8 million and $10.5 million, respectively. As of June 30, 2022, the total compensation cost related to unvested stock options not yet recognized, which relates exclusively to the 2022 CEO Grant, was $18.6 million and will be recognized over a weighted average period of 3.7 years.

Restricted Stock Units

The following table summarizes RSU activity for the six months ended June 30, 2022:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested and outstanding at December 31, 2021	1,209,529	$70.99
Granted	394,218	53.66
Vested	(99,672)	68.03
Forfeited	(125,791)	76.23
Non-vested and outstanding at June 30, 2022	1,378,284	65.78

As of June 30, 2022, total unrecognized compensation cost related to unvested RSUs was approximately $72.6 million, which will be recognized over a weighted average period of 1.8 years.

Stock-Based Compensation Expense

The following table summarizes the components of our stock-based compensation expense by instrument type for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
RSUs	$8,747	$4,403	$15,533	$8,408
Stock options	244	40	245	3,773
Common stock awards to the Board of Directors	157	155	313	311
Total stock-based compensation expense	$9,148	$4,598	$16,091	$12,492

Stock-based compensation expense for RSUs, stock options, and issuances of common stock to the Board of Directors is included in the following line items in the accompanying consolidated statements of operations for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of revenue
Subscriptions	$249	$295	$428	$592
Professional services	1,330	865	2,387	1,506
Operating expenses
Sales and marketing	2,266	1,197	4,054	2,305
Research and development	3,063	1,069	5,377	2,084
General and administrative	2,240	1,172	3,845	6,005
Total stock-based compensation expense	$9,148	$4,598	$16,091	$12,492

12. Basic and Diluted Loss per Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the reporting period. Diluted loss per is computed similar to basic, except the weighted average number of common shares outstanding are increased to include additional outstanding shares from the assumed exercise of stock options and vesting of RSUs, if dilutive. The dilutive effect, if any, of convertible shares calculated using the treasury stock method. As we reported net losses for all periods presented, there are no outstanding dilutive securities as the outstanding shares would be anti-dilutive if they were to be assumed as vested or exercised.

The following outstanding securities, prior to the use of the treasury stock method, have been excluded from the computation of diluted weighted-average shares outstanding for the respective periods below because they would have been antidilutive to earnings per share:

	Three and Six Months Ended June 30,
	2022	2021
Stock options	2,758,608	3,089,260
Non-vested restricted stock units	1,378,284	1,126,696

13. Commitments and Contingencies

Minimum Purchase Commitments

In July 2021, we executed a non-cancellable cloud hosting arrangement with Amazon Web Services (“AWS”) that contains provisions for minimum purchase commitments. Specifically, purchase commitments under the agreement total $131.0 million over five years, including $22.0 million in the first year, $25.0 million in the second year, and $28.0 million in each of the third, fourth, and fifth years. The timing of payments under the agreement may vary, and the total amount of payments may exceed the minimum depending on the volume of services utilized. Spending under this agreement for the three and six months ended June 30, 2022 totaled $8.1 million and $15.9 million, respectively.

Exclusive of the AWS contract, we have other non-cancellable agreements for subscription software products that contain provisions stipulating minimum purchase commitments. However, the annual purchase commitments under these contracts are, individually and in the aggregate, immaterial to our condensed consolidated financial statements.

Pegasystems Litigation

On May 29, 2020, we filed a civil complaint against Pegasystems, Inc. (“Pegasystems”) and Youyong Zou, a Virginia resident, in the Circuit Court for Fairfax County, Virginia. Appian Corp v. Pegasystems Inc. & Youyong Zou, No. 2020-07216 (Fairfax Cty. Ct.). On May 10, 2022, we announced the jury awarded us $2.03 billion in damages for misappropriation of our trade secrets and $1 in damages for violating the Virginia Computer Crimes Act. Pegasystems has filed post-trial motions in which it seeks relief in the form of reducing the damages award or setting aside the jury’s verdict and either granting a new trial or entering judgment in Pegasystems’ favor. One of these motions was denied on July 28, 2022. We believe Pegasystems’ motions are without merit. We simultaneously filed a motion for attorneys’ fees and costs, as well as post-judgment interest on any award of attorneys’ fees and costs, based on the jury's finding that our trade secrets were willfully and maliciously misappropriated. All legal expenses related to the litigation have been expensed as incurred, within “General and administrative” expense within our consolidated statement of operations.

The jury’s verdict and the court’s entry of judgment is subject to appeal by Pegasystems. Pegasystems is not required to pay us the amount awarded by the jury until all appeals are exhausted and the judgment is final. We cannot predict the outcome of any appeals or the time it will take to resolve them. Like any judgment, there is no guarantee we will be able to collect all or any portion of the judgment. We will not record the award in our condensed consolidated financial statements until we collect on the judgment.

Other Legal Matters

From time to time, we are subject to legal, regulatory, and other proceedings and claims that arise in the ordinary course of business. There are no issues or resolutions of any matters expected to have a material adverse impact on our condensed consolidated financial statements.

14. Segment and Geographic Information

We operate one operating and reportable segment, representing our consolidated business that helps organizations build applications and workflows rapidly with our low-code platform to maximize their resources and improve business results. Our reportable segment determination is based on our management and internal reporting structure, the nature of the subscriptions and services we offer, and the financial information that is evaluated regularly by our chief operation decision maker.

The following table summarizes revenue by geography for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Domestic	$71,567	$53,704	$147,606	$113,986
International	38,496	29,295	76,723	57,868
Total	$110,063	$82,999	$224,329	$171,854

With respect to geographic information, revenue is attributed to respective geographies based on the contracting address of the customer. There were no individual foreign countries from which more than 10% of our total revenue was attributable for the three and six months ended June 30, 2022 or 2021. Substantially all of our long-lived assets were held in the United States as of June 30, 2022 and December 31, 2021.

15. Investments and Fair Value Measurements

Fair Value Measurements

U.S. GAAP establishes a three-tier fair value hierarchy to classify and disclose all assets and liabilities measured at fair value on a recurring basis, as well as assets and liabilities measured at fair value on a non-recurring basis, in periods subsequent to their initial measurement. The hierarchy requires us to use observable inputs when available and to minimize the use of unobservable inputs when determining fair value. The three tiers are defined as follows:

•Level 1. Observable inputs based on unadjusted quoted prices in active markets for identical assets or liabilities;

•Level 2. Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

•Level 3. Unobservable inputs for which there is little or no market data, which require us to develop our own estimates and assumptions, which reflect those that a market participant would use.

The asset or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques maximize the use of relevant observable inputs and minimize the use of unobservable inputs. There were no instruments measured at fair value on a recurring basis using significant unobservable inputs as of June 30, 2022 and December 31, 2021.

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

The carrying amounts of our cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value as of June 30, 2022 and December 31, 2021 because of the relatively short duration of these instruments.

Investments

Our investment portfolio consists largely of debt investments classified as available-for-sale. Changes in the fair value of available-for-sale securities, excluding other-than-temporary impairments, are recorded in other comprehensive income (loss). The components of our investments as of June 30, 2022 are as follows (in thousands):

	As of June 30, 2022
	Fair Value Measurement				Balance Sheet Classification
	Fair Value Level	Cost Basis	Unrealized Gains (Losses)	Market Value	Cash and Cash Equivalents	Short-term Investments and Marketable Securities	Long-term Investments
Money market fund	Level 1	$9,438	$—	$9,438	$9,438	$—	$—
U.S. Treasuries	Level 1	17,985	(82)	17,903	—	17,903	—
Commercial paper	Level 2	23,110	—	23,110	—	23,110	—
Corporate bonds	Level 2	15,397	(130)	15,267	—	13,245	2,022
Asset-backed securities	Level 2	5,493	(3)	5,490	—	5,490	—
Total investments		$71,423	$(215)	$71,208	$9,438	$59,748	$2,022

At December 31, 2021, our investments consisted of the following (in thousands):

	As of December 31, 2021
	Fair Value Measurement				Balance Sheet Classification
	Fair Value Level	Cost Basis	Unrealized Gains (Losses)	Market Value	Cash and Cash Equivalents	Short-term Investments and Marketable Securities	Long-term Investments
Money market fund	Level 1	$38,301	$—	$38,301	$38,301	$—	$—
U.S. Treasury bonds	Level 1	8,171	—	8,171	—	8,171	—
Commercial paper	Level 2	23,312	—	23,312	—	23,312	—
Corporate bonds	Level 2	20,107	(14)	20,093	—	8,049	12,044
Asset-backed securities	Level 2	15,655	(8)	15,647	—	15,647	—
Total investments		$105,546	$(22)	$105,524	$38,301	$55,179	$12,044

There were no Level 3 assets held at any point during the three and six months ended June 30, 2022 and 2021. Additionally, there were no transfers between Levels 1 and 2 during the three and six months ended June 30, 2022 and 2021.

The amortized cost basis and fair value of debt securities as of June 30, 2022, by contractual maturity, are as follows (in thousands):

	As of June 30, 2022
	Cost Basis	Fair Value
Due in one year or less	$69,398	$69,186
Due after one year through five years	2,025	2,022
Total investments	$71,423	$71,208

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

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will,” “would,” or the negative or plural of these words or similar expressions or variations, including statements regarding our future financial and operating performance, anticipated expansion of the usage of partners to perform professional services, the increase of our subscriptions revenue as a percentage of total revenue, the fluctuation of gross margin on a quarterly basis, and our future capital requirements. Such forward-looking statements are subject to a number of risks, uncertainties, assumptions, and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein and those discussed in the section titled “Risk Factors,” set forth in Part I, Item 1A of our Annual Report on Form 10-K filed with the SEC on February 17, 2022 and in our other filings with the SEC. You should not rely upon forward-looking statements as predictions of future events. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

Appian is a unified platform for change. We accelerate customers’ businesses by discovering, designing, and automating their most important processes. The Appian Low-Code Platform combines the key capabilities needed to get work done faster, Process Mining + Workflow + Automation, in a unified low-code platform. Appian is open, enterprise grade, and trusted by industry leaders. Global organizations use our applications to improve customer experience, achieve operational excellence, and simplify global risk management and compliance.

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

We have generated the majority of our revenue from sales of subscriptions, which include (1) cloud subscriptions bundled with maintenance and support and hosting services and (2) term license subscriptions bundled with maintenance and support. Our subscription contracts are priced based primarily on the number of users who access and utilize the applications built on our platform or, alternatively, non-user based single application licenses. Our subscription contract terms generally vary from one to three years with most providing for payment in advance on an annual, quarterly, or monthly basis. Due to the variability of our billing terms and the episodic nature of our customers purchasing additional subscriptions, we do not believe changes in our deferred revenue in a given period are directly correlated with our revenue growth.

We invested in our Customer Success organization to help ensure customers are able to build and deploy applications on our platform. We have several strategic partnerships, including with KPMG, Accenture, PwC, Infosys, Wipro, and Deloitte, for them to refer customers to us in order to purchase subscriptions and then our partners provide professional services directly to the customers using our platform. We intend to further grow our base of strategic partners to provide broader customer coverage and solution delivery capabilities. In addition, over time we expect professional services revenue as a percentage of total revenue to decline as we increasingly rely on strategic partners to help our customers deploy our software. We believe our investment in professional services, including strategic partners building their practices around Appian, will drive increased adoption of our platform.

Our customers include financial services, government, life sciences, insurance, manufacturing, energy, healthcare, telecommunications, and transportation organizations. Generally, our sales team targets its efforts to organizations with over 2,000 employees and $2 billion in annual revenue. Revenue from government agencies represented 18.2% of our total revenue in each of the three and six months ended June 30, 2022. This compares to revenue from government agencies of 19.8% and 20.4% of our total revenue in the three and six months ended June 30, 2021, respectively. No single end-customer accounted for more than 10% of our total revenue in the three and six months ended June 30, 2022 or 2021.

We offer our platform globally. Our platform supports multiple languages to facilitate collaboration and address challenges in multinational organizations. In the three and six months ended June 30, 2022, 35.0% and 34.2%, respectively, of our total revenue was generated from customers outside of the United States as compared to 35.3% and 33.7% in the three and six months ended June 30, 2021, respectively. As of June 30, 2022, we operated in 13 countries. We believe we have a significant opportunity to continue to grow our international footprint, and we are investing in new geographies, including through investment in direct and indirect sales channels, professional services, and customer support and implementation partners.

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

•Mix of Subscriptions and Professional Services Revenue. We believe our professional services have driven customer success and facilitated the adoption of our platform by customers. During the initial period of deployment by a customer, we generally provide a greater amount of support in building applications and training than later in the deployment, with a typical engagement extending from two to six months. At the same time, many of our customers have historically purchased subscriptions only for a limited set of their total potential end users. As a result of these factors, the proportion of total revenue for a customer associated with professional services is relatively high during the initial deployment period. Over time, as the need for professional services associated with user deployments decreases and the number of end users increases, we expect subscriptions revenue as a percentage of total revenue to increase. In addition, we continue to grow our base of strategic partners to provide broader customer coverage and solution delivery capabilities. These partners perform professional services with respect to any new service contracts they originate. As the usage of partners expands, we expect the proportion of our total revenue from subscriptions to increase over time relative to professional services. For the six months ended June 30, 2022 and June 30, 2021 71.5% and 70.2% of our revenue, respectively, was derived from sales of subscriptions while the remaining 28.5% and 29.8%, respectively, was derived from the sale of professional services.

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

Key Metrics

We monitor the following metrics to help us measure and evaluate the effectiveness of our operations. All dollar amounts are presented in thousands.

Cloud Subscription Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	% Change	2022	2021	% Change
Cloud subscription revenue	$57,083	$42,486	34%	$110,462	$81,539	35%

Cloud subscription revenue includes cloud subscriptions bundled with maintenance and support and hosting services. We generally sell our cloud subscriptions on a per-user basis or through non-user based single application licenses. As such, our cloud subscription revenue for any customer is primarily determined by the number of users who access and utilize the applications built on our platform or by the number of application licenses purchased, as well as the price paid. We believe increasing cloud subscription revenue is an indicator of the demand for our platform, the pace at which the market for our solutions is growing, the productivity of our sales team and strategic relationships in growing our customer base, and our ability to further penetrate our existing customer base.

Cloud Subscription Revenue Retention Rate

	As of June 30,
	2022	2021
Cloud subscription revenue retention rate	116%	121%

A key factor to our success is the renewal and expansion of subscription agreements with our existing customers. We calculate this metric over a set of customers who have been with us for at least one full year. To calculate our cloud subscription revenue retention rate for a particular trailing 12-month period, we first establish the recurring cloud subscription revenue for the previous trailing 12-month period. This effectively represents recurring dollars we should expect in the current trailing 12-month period from the cohort of customers from the previous trailing 12-month period without any expansion or contraction. We subsequently measure the recurring cloud subscription revenue in the current trailing 12-month period from the cohort of customers from the previous trailing 12-month period. Cloud subscription revenue retention rate is then calculated by dividing the aggregate recurring cloud subscription revenue in the current trailing 12-month period by the previous trailing 12-month period. This calculation includes the combined impact on our revenue from customer non-renewals, pricing changes, and growth in the number of users on our platform. Our cloud subscription revenue retention rate can fluctuate from period to period due to large customer contracts in any given period.

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

•Cloud subscriptions bundled with maintenance and support and hosting services; and

•On-premises term license subscriptions bundled with maintenance and support.

Our maintenance and support agreements provide customers with the right to unspecified software upgrades, maintenance releases and patches released during the term of the maintenance and support agreement on a when-and-if-available basis, and rights to technical support. On-premises term license subscriptions are offered when the customer prefers to self-manage the deployment of our platform within their own infrastructure. When our platform is delivered as a cloud subscription, we manage their operational needs in third-party hosted data centers.

Professional Services

Our professional services revenue is comprised of fees for consulting services, including application development, deployment assistance, and training related to our platform. Over time, we expect professional services revenue as a percentage of total revenue to decrease as the usage of our partner network expands.

Cost of Revenue

Subscriptions

Cost of subscriptions revenue consists primarily of fees paid to our third-party managed hosting providers and other third-party service providers, personnel costs, including payroll and benefits for our technology operations and customer support teams, and allocated overhead costs. We expect cost of revenue to continue to increase in absolute dollars for the foreseeable future as our customer base grows.

Professional Services

Cost of professional services revenue includes all direct and indirect costs to deliver our professional services and training, including employee compensation for our global professional services and training personnel, third-party contractor costs, allocated overhead costs, and the costs of billable expenses such as travel and lodging. The unpredictability of the timing of entering into significant professional services agreements sold on a standalone basis may cause significant fluctuations in our cost of professional services which, in turn, may impact our quarterly financial results and allocated overhead costs.

Gross Profit and Gross Margin

Gross profit and gross margin (defined as gross profit as a percentage of total revenue), have been, and will continue to be, affected by various factors, including the mix of cloud subscriptions and on-premises term license subscriptions, the mix of total subscriptions revenue and professional services revenue, subscription pricing, the costs associated with third-party hosting providers, and the extent to which we expand our professional services to support future growth. Our gross margin may fluctuate from period to period based on the above factors.

Subscriptions Gross Margin

Subscriptions gross margin is primarily affected by the growth in our subscriptions revenue as compared to the growth in, and timing of, costs to support such revenue. We expect to continue to invest in customer support and cloud operations to support growth in our business, and the timing of those investments is expected to cause subscriptions gross margin to fluctuate on a quarterly basis.

Professional Services Gross Margin

Professional services gross margin is affected by the growth in our professional services revenue as compared to the growth in, and timing of, the cost of our Customer Success organization as we continue to invest in the growth of our business. Professional services gross margin is also impacted by the amount of services performed by subcontractors and partners as opposed to internal resources. At the outset of the COVID-19 pandemic, we lowered our usage of subcontractors and performed in fewer in-person professional services engagements and deployments, both of which reduced certain classes of expenses and improved professional services margins. In 2021 and continuing into 2022, these margins have declined but remain subject to fluctuation based on the factors discussed above and uncertainties related to the COVID-19 pandemic outside of our control.
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

Sales and Marketing Expense

Sales and marketing expense primarily includes personnel costs, including salaries, bonuses, commissions, stock-based compensation, and other personnel costs related to sales teams. Additional expenses in this category include travel and entertainment, marketing activities and promotional events, subcontracting fees, and allocated overhead costs.

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

General and Administrative Expense

General and administrative expense consists primarily of personnel costs, including salaries, bonuses, stock-based compensation, and other personnel costs for our administrative, legal, information technology, human resources, finance, and accounting, as well as our senior executives. Additional expenses included in this category are non-personnel costs such as travel-related expenses, contracting and professional fees for such services as audits, taxation, and legal, insurance and other corporate expenses, including allocated overhead costs, bad debt expenses, and amortization of intangible assets.

Absent certain non-recurring legal expenses incurred in 2022 and prior years, we expect our general and administrative expense to increase in absolute dollars as we continue to support our growth.

Other Non-Operating Expense

Other Expense, Net

Other expense, net consists primarily of unrealized and realized gains and losses related to changes in foreign currency exchange rates, interest income on our cash and cash equivalents and investments, and other sources of income or expense not related to our core business operations.

Interest Expense

Interest expense consists primarily of unused credit facility fees and commitment fees on our letters of credit.

Results of Operations

The following table sets forth our consolidated statements of operations data (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue
Subscriptions	$76,668	$56,946	$160,388	$120,712
Professional services	33,395	26,053	63,941	51,142
Total revenue	110,063	82,999	224,329	171,854
Cost of revenue
Subscriptions(1)	8,528	6,860	16,751	12,714
Professional services(1)	24,765	18,975	47,563	36,650
Total cost of revenue	33,293	25,835	64,314	49,364
Gross profit	76,770	57,164	160,015	122,490
Operating expenses
Sales and marketing(1)	56,166	40,520	102,192	76,504
Research and development(1)	33,842	23,862	63,778	44,552
General and administrative(1)	29,509	17,358	60,658	36,500
Total operating expenses	119,517	81,740	226,628	157,556
Operating loss	(42,747)	(24,576)	(66,613)	(35,066)
Other non-operating expense (income)
Other expense (income), net	6,153	(1,081)	6,940	1,812
Interest expense	60	80	134	161
Total other non-operating expense (income)	6,213	(1,001)	7,074	1,973
Loss before income taxes	(48,960)	(23,575)	(73,687)	(37,039)
Income tax expense (benefit)	394	250	(1,179)	373
Net loss	$(49,354)	$(23,825)	$(72,508)	$(37,412)
(1) Stock-based compensation as a component of these line items is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of revenue
Subscriptions	$249	$295	$428	$592
Professional services	1,330	865	2,387	1,506
Operating expenses
Sales and marketing	2,266	1,197	4,054	2,305
Research and development	3,063	1,069	5,377	2,084
General and administrative	2,240	1,172	3,845	6,005
Total stock-based compensation expense	$9,148	$4,598	$16,091	$12,492

The following table sets forth our consolidated statements of operations data expressed as a percentage of total revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue
Subscriptions	69.7%	68.6%	71.5%	70.2%
Professional services	30.3	31.4	28.5	29.8
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue
Subscriptions	7.7	8.3	7.5	7.4
Professional services	22.5	22.9	21.2	21.3
Total cost of revenue	30.2	31.1	28.7	28.7
Gross profit	69.8	68.9	71.3	71.3
Operating expenses
Sales and marketing	51.0	48.8	45.6	44.5
Research and development	30.7	28.7	28.4	25.9
General and administrative	26.8	20.9	27.0	21.2
Total operating expenses	108.6	98.5	101.0	91.7
Operating loss	(38.8)	(29.6)	(29.7)	(20.4)
Other non-operating expense (income)
Other expense (income), net	5.6	(1.3)	3.1	1.1
Interest expense	0.1	0.1	0.1	0.1
Total other non-operating expense (income)	5.6	(1.2)	3.2	1.1
Loss before income taxes	(44.5)	(28.4)	(32.8)	(21.6)
Income tax expense (benefit)	0.4	0.3	(0.5)	0.2
Net loss	(44.8)%	(28.7)%	(32.3)%	(21.8)%

Comparison of the Three Months Ended June 30, 2022 and 2021

Revenue

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Revenue
Subscriptions	$76,668	$56,946	$19,722	34.6%
Professional services	33,395	26,053	7,342	28.2%
Total revenue	$110,063	$82,999	$27,064	32.6%

Total revenue increased $27.1 million, or 32.6%, in the three months ended June 30, 2022 compared to the same period in 2021 due to an increase in our subscriptions revenue of $19.7 million and an increase in our professional services revenue of $7.3 million. The increase in subscriptions revenue was driven largely by a $14.6 million increase in cloud subscription revenue and a $4.7 million increase in on-premises subscription revenue. With respect to new versus existing customers, there was a $13.4 million increase in subscriptions revenue stemming from expanded deployments and corresponding sales of additional subscriptions to existing customers while $6.3 million of the increase was the result of sales of subscriptions to new customers. The remainder of the increase is attributable to revenue recognized from Lana Labs. The increase in professional services revenue was due primarily to a $7.9 million increase in sales to new customers, which was partially offset by a $0.6 million decrease in revenue from existing customers. Professional services revenue was also impacted by the level of usage of partners to perform professional services in the three months ended June 30, 2022 as compared to the same period in 2021.

Cost of Revenue

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Cost of revenue
Subscriptions	$8,528	$6,860	$1,668	24.3%
Professional services	24,765	18,975	5,790	30.5%
Total cost of revenue	$33,293	$25,835	$7,458	28.9%
Subscriptions gross margin	88.9%	88.0%
Professional services gross margin	25.8%	27.2%
Total gross margin	69.8%	68.9%

Cost of revenue increased $7.5 million, or 28.9%, in the three months ended June 30, 2022 compared to the same period in 2021, primarily due to a $4.8 million increase in professional services and product support personnel costs, a $0.9 million increase in hosting costs, a $0.7 million increase in contractor costs, a $0.6 million increase in overhead costs, and a $0.5 million increase in travel and entertainment expenses. Personnel costs increased due to an increase in professional services and product support personnel headcount of 17.0% from June 30, 2021 to June 30, 2022, coupled with a $0.4 million increase in stock-based compensation. Hosting costs increased as sales of our cloud offering increased in the three months ended June 30, 2022. Contractor costs increased in the three months ended June 30, 2022 compared to the same period in 2021 due to an increase in the usage of subcontractors and consultants for professional services engagements. The increase in overhead costs was due largely to an increase in certain allocated costs tied directly to our growth such as spending for offices, human resources costs, and information technology infrastructure.

Subscriptions gross margin slightly increased to 88.9% for the three months ended June 30, 2022 compared to 88.0% in the same period in 2021 due to an increase in subscriptions revenue during the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. This increase was partially offset by an increase in hosting costs as sales of our cloud offering increased and became a larger proportion of our overall subscriptions revenue. Professional services gross margin decreased to 25.8% for the three months ended June 30, 2022 compared to 27.2% in the same period in 2021 due largely to higher personnel and other allocated costs such as human resources, information technology, and office-related spending in the comparable periods, partially offset by an increase in professional services revenue. Furthermore, fewer in-person professional services engagements and deployments during the three months ended June 30, 2021 as compared to the three months ended June 30, 2022 led to temporarily improved margins in the prior year. Gross margin rose slightly to 69.8% in the three months ended June 30, 2022 as compared to 68.9% in the same period in 2021, due largely to the increase in professional services revenue and improved subscriptions margins.

Sales and Marketing Expense

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$56,166	$40,520	$15,646	38.6%
% of revenue	51.0%	48.8%

Sales and marketing expense increased $15.6 million, or 38.6%, in the three months ended June 30, 2022 compared to the same period in 2021, primarily due to an $8.0 million increase in sales and marketing personnel costs, a $4.4 million increase in marketing costs, and a $3.4 million increase in overhead costs, which were partially offset by a $0.2 million decrease in professional fees. Personnel costs increased due to an increase in sales and marketing personnel headcount of 19.2% from June 30, 2021 to June 30, 2022, a $1.2 million increase in commissions expense due to increased sales, and a $1.1 million increase in stock-based compensation expense. Marketing costs increased due to an increase in the number of marketing events held during the three months ended June 30, 2022 as compared to the three months ended June 30, 2021, including spending on our annual user conference Appian World, which resumed its in-person format in April 2022. Additionally, marketing costs increased due to an increase in spending on advertising campaigns. Overhead costs increased due to increases in certain allocated costs tied directly to our growth such as spending for offices, human resources costs, and information technology infrastructure. Additionally, travel and entertainment expenses increased due to a higher number of in-person engagements and events relative to the prior year. Professional fees decreased due to a decrease in the use of third-party sales and marketing consultants for certain initiatives.

Research and Development Expense

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Research and development	$33,842	$23,862	$9,980	41.8%
% of revenue	30.7%	28.7%

Research and development expense increased $10.0 million, or 41.8%, in the three months ended June 30, 2022 compared to the same period in 2021, primarily due to an $8.5 million increase in research and development personnel costs, a $1.4 million increase in overhead costs, and a $0.1 million increase in professional fees. Personnel costs increased due to an increase in research and development personnel headcount of 32.2% from June 30, 2021 to June 30, 2022, coupled with a $2.0 million increase in stock-based compensation expense. Overhead costs increased due to increases in certain allocated costs tied directly to our growth such as spending for offices, human resources costs, and information technology infrastructure. Professional fees increased due to an increase in consulting fees stemming from higher usage of external resources to assist in our platform development efforts.

General and Administrative Expense

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
	(dollars in thousands)
General and administrative expense	$29,509	$17,358	$12,151	70.0%
% of revenue	26.8%	20.9%

General and administrative expense increased $12.2 million, or 70.0%, in the three months ended June 30, 2022 compared to the same period in 2021, primarily due to a $6.2 million increase in professional fees, a $3.2 million increase in overhead costs, and a $2.7 million increase in general and administrative personnel costs. Professional fees increased due to higher legal fees incurred in connection with two separate lawsuits, one involving an effort to enforce our intellectual property and one involving reciprocal false advertising and related claims with a competitor. Refer to Item 1. Legal Proceedings, within Part II of this Form 10-Q for further information. Overhead costs increased primarily due to an increase in certain allocated costs tied to our growth such as insurance premiums, information technology spending, human resources costs, and office-related expenses. Personnel costs increased due to an increase in general and administrative personnel headcount of 27.4% from June 30, 2021 to June 30, 2022 as well as a $1.1 million increase in stock-based compensation.

Other Non-Operating Expense (Income), Net

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Other expense (income), net	$6,153	$(1,081)	$7,234	***
% of revenue	5.6%	(1.3)%
*** Indicates a percentage that is not meaningful.

Other expense (income), net was $6.2 million in the three months ended June 30, 2022 compared to other income, net of $1.1 million in the three months ended June 30, 2021. This change was primarily due to $6.5 million in foreign exchange losses in the three months ended June 30, 2022 as compared to $1.0 million in foreign exchange gains in the three months ended June 30, 2021. The primary reason for the increase in foreign exchange losses was the strengthening of the U.S. dollar against the British pound, Euro, and Swiss franc.

Interest Expense

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Interest expense	$60	$80	$(20)	(25.0)%
% of revenue	0.1%	0.1%

Interest expense decreased by a nominal amount in the three months ended June 30, 2022 compared to the same period in 2021, primarily due to lower commitment fees on the letters of credit outstanding.

Comparison of the Six Months Ended June 30, 2022 and 2021

Revenue

	Six Months Ended June 30,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Revenue
Subscriptions	$160,388	$120,712	$39,676	32.9%
Professional services	63,941	51,142	12,799	25.0%
Total revenue	$224,329	$171,854	$52,475	30.5%

Total revenue increased $52.5 million, or 30.5%, in the six months ended June 30, 2022 compared to the same period in 2021 due to an increase in our subscriptions revenue of $39.7 million and an increase in our professional services revenue of $12.8 million. The increase in subscriptions revenue was driven largely by a $28.9 million increase in cloud subscription revenue, a $9.6 million increase in on-premises subscription revenue, and a $1.2 million increase in maintenance and support revenues. With respect to new versus existing customers, there was a $27.3 million increase in subscriptions revenue stemming from expanded deployments and corresponding sales of additional subscriptions to existing customers while $12.2 million of the increase was the result of sales of subscriptions to new customers. The remainder of the increase is attributable to revenue recognized from Lana Labs. The increase in professional services revenue was due primarily to a $13.9 million increase in sales to new customers, which was partially offset by a $1.1 million decrease in revenue from existing customers. Professional services revenue was also impacted by the level of usage of partners to perform professional services in the six months ended June 30, 2022 as compared to the same period in 2021.

Cost of Revenue

	Six Months Ended June 30,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Cost of revenue
Subscriptions	$16,751	$12,714	$4,037	31.8%
Professional services	47,563	36,650	10,913	29.8%
Total cost of revenue	$64,314	$49,364	$14,950	30.3%
Subscriptions gross margin	89.6%	89.5%
Professional services gross margin	25.6%	28.3%
Total gross margin	71.3%	71.3%

Cost of revenue increased $15.0 million, or 30.3%, in the six months ended June 30, 2022 compared to the same period in 2021, primarily due to a $9.9 million increase in professional services and product support personnel costs, a $2.5 million increase in hosting costs, a $1.1 million increase in overhead costs, a $0.8 million increase in contractor costs, and a $0.6 million increase in travel and entertainment expenses. Personnel costs increased due to an increase in professional services and product support personnel headcount of 17.0% from June 30, 2021 to June 30, 2022, coupled with a $0.7 million increase in stock-based compensation. Hosting costs increased as sales of our cloud offering increased in the six months ended June 30, 2022. The increase in overhead costs was due largely to an increase in certain allocated costs tied directly to our growth such as spending for offices, human resources costs, and information technology infrastructure. Contractor costs increased in the six months ended June 30, 2022 compared to the same period in 2021 due to an increase in the usage of subcontractors and consultants for professional services engagements.

Subscriptions gross margin was 89.6% for the six months ended June 30, 2022, consistent with a margin of 89.5% in the same period in 2021. As sales of our cloud offering increased and became a larger proportion of our overall subscriptions revenue, hosting costs increased. However, this increase in hosting costs was offset by an increase in subscriptions revenue. Professional services gross margin decreased to 25.6% for the six months ended June 30, 2022 compared to 28.3% in the same period in 2021 due largely to higher personnel and human resources costs in the current year, partially offset by an increase in professional services revenue. Furthermore, fewer in-person professional services engagements and deployments during the six months ended June 30, 2021 as compared to the six months ended June 30, 2022 led to temporarily improved margins in the prior year. Based on the above offsetting factors, gross margin remained consistent at 71.3% for both the six months ended June 30, 2022 and June 30, 2021.

Sales and Marketing Expense

	Six Months Ended June 30,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$102,192	$76,504	$25,688	33.6%
% of revenue	45.6%	44.5%

Sales and marketing expense increased $25.7 million, or 33.6%, in the six months ended June 30, 2022 compared to the same period in 2021, primarily due to a $15.0 million increase in sales and marketing personnel costs, a $6.3 million increase in overhead costs, and a $5.1 million increase in marketing costs, which were partially offset by a $0.7 million decrease in professional fees. Personnel costs increased due to an increase in sales and marketing personnel headcount of 19.2% from June 30, 2021 to June 30, 2022, increased sales commissions driven by our revenue growth, and a $1.7 million increase in stock-based compensation expense. Overhead costs increased due to increases in certain allocated costs tied directly to our growth such as spending for offices, human resources costs, and information technology infrastructure. Additionally, travel and entertainment expenses increased due to a higher number of in-person engagements and events relative to the prior year. Marketing costs increased due to an increase in the number of marketing events held during the six months ended June 30, 2022 as compared to the six months ended June 30, 2021, including spending on our annual user conference Appian World, which resumed its in-person format in April 2022. Additionally, marketing costs increased due to an increase in spending on advertising campaigns. Professional fees decreased due to a decrease in the use of third-party sales and marketing consultants for certain initiatives.

Research and Development Expense

	Six Months Ended June 30,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Research and development	$63,778	$44,552	$19,226	43.2%
% of revenue	28.4%	25.9%

Research and development expense increased $19.2 million, or 43.2%, in the six months ended June 30, 2022 compared to the same period in 2021, primarily due to a $15.8 million increase in research and development personnel costs, a $2.5 million increase in overhead costs, and a $0.8 million increase in professional fees. Personnel costs increased due to an increase in research and development personnel headcount of 32.2% from June 30, 2021 to June 30, 2022, coupled with a $3.3 million increase in stock-based compensation expense. Overhead costs increased due to increases in certain allocated costs tied directly to our growth such as spending for offices, human resources costs, and information technology infrastructure. Professional fees increased due to an increase in consulting fees stemming from higher usage of external resources to assist in our platform development efforts.

General and Administrative Expense

	Six Months Ended June 30,
	2022	2021	$ Change	% Change
	(dollars in thousands)
General and administrative expense	$60,658	$36,500	$24,158	66.2%
% of revenue	27.0%	21.2%

General and administrative expense increased $24.2 million, or 66.2%, in the six months ended June 30, 2022 compared to the same period in 2021, primarily due to a $16.9 million increase in professional fees, a $6.0 million increase in overhead costs, and a $1.2 million increase in general and administrative personnel costs. Professional fees increased due to higher legal fees incurred in connection with two separate lawsuits, one involving an effort to enforce our intellectual property and one involving reciprocal false advertising and related claims with a competitor. Refer to Item 1. Legal Proceedings, within Part II of this Form 10-Q for further information. Overhead costs increased primarily due to an increase in certain allocated costs tied to our growth such as insurance premiums, information technology spending, human resources costs, and office-related expenses. Personnel costs increased due to an increase in general and administrative personnel headcount of 27.4% from June 30, 2021 to June 30, 2022. This increase was partially offset by a $2.2 million decrease in stock-based compensation, driven by the accelerated recognition of expense pursuant to the vesting of the 2019 CEO grant during the six months ended June 30, 2021.

Other Non-Operating Expense, Net

	Six Months Ended June 30,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Other expense, net	$6,940	$1,812	$5,128	***
% of revenue	3.1%	1.1%
*** Indicates a percentage that is not meaningful.

Other expense, net was $6.9 million in the six months ended June 30, 2022 compared to other expense, net of $1.8 million in the six months ended June 30, 2021. This change was primarily due to $8.4 million in foreign exchange losses in the six months ended June 30, 2022 as compared to $2.0 million in foreign exchange losses in the six months ended June 30, 2021. The primary reason for the increase in foreign exchange losses was the strengthening of the U.S. dollar against the British pound, Euro, and Swiss franc.

Interest Expense

	Six Months Ended June 30,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Interest expense	$134	$161	$(27)	(16.8)%
% of revenue	0.1%	0.1%

Interest expense decreased by a nominal amount in the six months ended June 30, 2022 compared to the same period in 2021, primarily due to lower commitment fees on the letters of credit outstanding.

Liquidity and Capital Resources

The following table presents selected financial information and statistics pertaining to liquidity and capital resources as of June 30, 2022 and December 31, 2021:

	As of
	June 30, 2022	December 31, 2021
Cash and cash equivalents	$76,185	$100,796
Short-term investments and marketable securities	59,748	55,179
Property and equipment, net	38,539	36,913
Long-term investments	2,022	12,044
Working capital*	102,338	121,752
* Defined as current assets net of current liabilities, excluding the current portion of restricted cash

As of June 30, 2022, we had $76.2 million of cash and cash equivalents and $59.7 million of short-term investments and marketable securities. We believe our existing cash and cash equivalents and short-term investments and marketable securities, together with any positive cash flows from operations and available borrowings under our line of credit, will be sufficient to support working capital and capital expenditure requirements for at least the next 12 months. We expect future sources of funds to consist primarily of cash generated from sales of subscriptions and the related professional services. We may also elect to raise additional sources of funding through draws on our existing line of credit, entering into new debt financing arrangements, or conducting additional public offerings. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of spending to support research and development efforts, the expansion of sales and marketing activities, particularly internationally, the introduction of new and enhanced products and functions as well as platform enhancements and professional services offerings, and the level of market acceptance of our applications.

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

Sources of Funds

Since becoming a public company in 2017, we have financed our operations in large part with equity financing arrangements, including net proceeds of $77.8 million from our initial public offering in May 2017, net proceeds of $57.8 million from our underwritten public offering in August 2018, net proceeds of $101.3 million from our underwritten public offering in September 2019, and net proceeds of $107.9 million from our underwritten public offering in June 2020. In addition, we have financed our operations through sales of subscriptions and professional services.

We have a $20.0 million revolving line of credit with a lender that matures in November 2025. In January 2022, we executed the second loan modification agreement to increase the aggregate amount of funds our foreign subsidiaries are allowed to maintain outside of the United States. We were in compliance with all covenants as of June 30, 2022. As of June 30, 2022, we had no outstanding borrowings under this revolving line of credit, and we had outstanding letters of credit totaling $11.0 million in connection with securing our leased office space.

Uses of Funds

Our current principal uses of cash are funding operations and other working capital requirements. Historically, we have also utilized cash to pay for the acquisition of businesses that were complementary to ours, and we may pursue similar opportunities in the future. Over the past several years, revenue has increased significantly from year to year and, as a result, cash flows from customer collections have also grown. However, as we continue to invest in growing our business, operating expenses have also increased. Outside of cash used in operations, other uses of cash in 2022 to date have included capital expenditures related to the expansion of our headquarters. Non-operating cash uses in the prior year through June 30, 2021 also consisted primarily of modest capital expenditures.

Furthermore, in 2021 we executed a non-cancellable cloud hosting arrangement with Amazon Web Services that contains provisions for minimum purchase commitments. Purchase commitments under the agreement total $131.0 million over five years, including $22.0 million in the first year, $25.0 million in the second year, and $28.0 million in each of the third, fourth, and fifth years. The timing of payments under the agreement may vary, and the total amount of payments may exceed the minimum depending on the volume of services utilized. Spending under this agreement for the six months ended June 30, 2022 totaled $15.9 million.

Historical Cash Flows

	Six Months Ended June 30,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Beginning cash, cash equivalents, and restricted cash	$103,960	$112,462	$(8,502)	(7.6)%
Operating activities:
Net loss	(72,508)	(37,412)	(35,096)	93.8
Stock-based compensation and other non-cash adjustments	18,361	14,910	3,451	23.1
Changes in working capital	3,886	13,129	(9,243)	(70.4)
Net cash used by operating activities	(50,261)	(9,373)	(40,888)	***
Investing activities:
Net cash provided by investing activities	574	26,577	(26,003)	(97.8)
Financing activities:
Net cash provided by financing activities	25,030	2,089	22,941	***
Effect of exchange rates	(205)	(476)	271	(56.9)
Net change in cash	(24,862)	18,817	(43,679)	***
Ending cash, cash equivalents, and restricted cash	$79,098	$131,279	(52,181)	(39.7)
*** Indicates a percentage that is not meaningful.

Operating Activities

Net cash used by operating activities was $50.3 million for the six months ended June 30, 2022 as compared to $9.4 million used by operating activities for the six months ended June 30, 2021. The increase in net cash used by operating activities was primarily due to a $35.1 million increase in net losses, most notably driven by the increase in operating expenses as discussed above. In addition, the increase in cash used by operating activities for the six months ended June 30, 2022 was attributed to a decline in cash flows from working capital of $9.2 million. This change from working capital is comprised primarily of a $7.7 million decrease in accrued compensation and related benefits and a $5.6 million increase in prepaid expenses and other assets was driven by higher prepayments under the AWS cloud hosting arrangement.

Investing Activities

Net cash provided by investing activities was $0.6 million for the six months ended June 30, 2022 as compared to $26.6 million provided by investing activities for the six months ended June 30, 2021. The decrease in net cash provided by investing activities was primarily due to $31.2 million in purchases of investments for the six months ended June 30, 2022 and a $3.7 million increase in capital expenditures year over year, partially offset by an $8.9 million increase in proceeds from the sale of investments.

Financing Activities

Net cash provided by financing activities was $25.0 million for the six months ended June 30, 2022 as compared to $2.1 million provided by financing activities for the six months ended June 30, 2021. The increase in net cash provided by financing activities was primarily due to $23.8 million in proceeds received from the exercise of the 2019 CEO stock option during the six months ended June 30, 2022.

Critical Accounting Estimates

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

Interest Rate Risk

We had total cash, cash equivalents, and restricted cash of $79.1 million as of June 30, 2022, which consisted of $9.4 million invested in a money market fund, cash in readily available checking accounts, and overnight repurchase investments. These securities, which are not dependent on interest rate fluctuations that may cause principal amounts to fluctuate, are held for reinvestment and working capital purchases.

In addition, as of June 30, 2022, we held $61.8 million of fixed income securities such as U.S. Treasuries, commercial paper, corporate bonds, and asset-backed securities. These securities are subject to market risk due to fluctuations in interest rates, which may affect our interest income and the fair value of our investments. We classify investments as available-for-sale, including those with stated maturities beyond twelve months. As such, no gains or losses due to changes in interest rates are recognized in our consolidated statements of operations unless such securities are sold prior to maturity or due to expected credit losses. A hypothetical 100 basis point change in interest rates would not have had a material effect on the fair market value of our investment portfolio as of June 30, 2022. To date, fluctuations in interest income have also not been significant. Our investments are made for the purpose of preserving capital, fulfilling liquidity needs, and maximizing total return. We do not enter into investments for trading or speculative purposes.

As of June 30, 2022, we had no outstanding borrowings.

Inflation Risk

We are exposed to market risks related to inflation in personnel costs, third-party service providers, subcontracting costs, professional fees, and general overhead expenses. During 2022, inflation has increased to rates beyond recent history, and as a result we have experienced rising costs. If these inflation pressures continue or increase in severity, we may not be able to fully offset such higher costs through price increases and productivity initiatives. While we do not believe inflation has had a material impact on our results of operations to date, continued high rate of inflation in the future may have an adverse effect on our ability to maintain operating costs and adversely affect our gross profit margin.

Foreign Currency Exchange Risk

Our reporting currency is the U.S. dollar. Due to our international operations, we have foreign currency risks related to revenue and operating expenses denominated in currencies other than the U.S. dollar, primarily the Australian dollar, Swiss franc, British pound, and Euro. Our international sales contracts are primarily denominated in the local currency of the customer making the purchase. In addition, a portion of operating expenses are incurred outside the United States and are denominated in foreign currencies. Increases in the relative value of the U.S. dollar to other currencies will negatively affect revenue and net operating results as expressed in U.S. dollars. Based on a sensitivity analysis, a 10% change in the foreign currency exchange rates for the six months ended June 30, 2022 would have impacted our total revenue by approximately 3% and operating loss by approximately 3%. This calculation assumes all currencies change in the same direction and proportion relative to the U.S. dollar.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. Based on the evaluation of our disclosure controls and procedures as of June 30, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

PART II—OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Other than as discussed below, during the period covered by this report, there were no material developments in the legal proceedings disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.

Pegasystems Litigation

On May 29, 2020, we filed a civil complaint against Pegasystems Inc. (“Pegasystems”) and Youyong Zou, a Virginia resident, in the Circuit Court for Fairfax County, Virginia. Appian Corp. v. Pegasystems Inc. & Youyong Zou, No. 2020-07216 (Fairfax Cty. Ct.), and on May 9, 2022, the jury in the case awarded us $2.036 billion in damages for misappropriation of our trade secrets and $1 in damages for violating the Virginia Computer Crimes Act. Pegasystems filed post-trial motions in which it seeks relief in the form of reducing the damages award or setting aside the jury’s verdict and either granting a new trial or entering judgment in Pegasystems’ favor. One of these motions was denied on July 28, 2022. We believe Pegasystems’ motions are without merit. We simultaneously filed a motion for attorneys’ fees and costs, as well as post-judgment interest on any award of attorneys’ fees and costs, based on the jury's finding that our trade secrets were willfully and maliciously misappropriated.

On July 3, 2019, Pegasystems filed a claim against us and BPM.com, Inc., a market analyst company, in U.S. District Court for the District of Massachusetts alleging, among other things, that we had engaged in false advertising by re-publishing a study by BPM.com comparing us favorably to Pegasystems and by failing to disclose we commissioned the study. Pegasystems Inc. v. Appian Corp. & Business Process Management Inc., No. 1:19-cv-11461 (D. Mass). We filed counterclaims against Pegasystems for false advertising, alleging numerous marketing and advertising materials used by Pegasystems, including that a report purportedly authored by Jim Sinur, a former industry analyst, were false and/or misleading and, in the case of the Sinur report, Pegasystems failed to disclose that it had commissioned the report. We also made a claim for defamation against Pegasystems based on public statements by Pegasystems’ executives. On July 15, 2022, the Court heard oral argument on the parties’ summary judgment motions but has not yet entered an order on either party’s motion. We continue to believe Pegasystems’ claims are without merit.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a.Recent Sales of Unregistered Equity Securities

Not applicable.

b.Use of Proceeds

Not applicable.

c.Issuer Purchases of Equity Securities

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased under the plan (2)
April 1 to April 30, 2022	3,225	$62.38	3,225	968,769
May 1 to May 31, 2022	4,490	$48.24	4,490	964,279
June 1 to June 30, 2022	4,264	$48.41	4,264	960,015
Total	11,979	$52.11	11,979	960,015
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

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

The information set forth below is included herein for the purposes of providing disclosure under “Item 8.01 Other Events” of Form 8-K.

On August 1, 2022, we appointed Christopher M. Jones as Chief Revenue Officer. Mr. Jones will report directly to Matthew Calkins, the Company’s Chief Executive Officer.

Item 6. EXHIBITS

Exhibit No.	Description	Reference
10.1	Consultant Agreement, dated as of May 23, 2022, by and between Appian Corporation and William McCarthy.+	Attached.

10.2	Employment Agreement, dated as of April 2, 2022, by and between Appian Corporation and Mark Matheos.+
Previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-38098), filed with the Securities and Exchange Commission on May 5, 2022, and incorporated herein by reference.

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

APPIAN CORPORATION

August 4, 2022	By:	/s/ Matthew Calkins	/s/ Mark Matheos
		Name: Matthew Calkins	Name: Mark Matheos
		Title: Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	Title: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)