Form 10-Q
period 2022-09-30
APPIAN CORP
filed 2022-11-03
CIK 1441683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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

As of October 31, 2022, there were 41,049,803 shares of the registrant’s Class A common stock and 31,497,796 shares of the registrant’s Class B common stock, each with a par value of $0.0001 per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

APPIAN CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and share data)

	As of
	September 30, 2022	December 31, 2021
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$51,802	$100,796
Short-term investments and marketable securities	40,885	55,179
Accounts receivable, net of allowance of $1,901 and $1,400, respectively	143,385	130,049
Deferred commissions, current	27,874	24,668
Prepaid expenses and other current assets	31,976	26,781
Restricted cash, current	2,053	791
Total current assets	297,975	338,264
Property and equipment, net of accumulated depreciation of $18,189 and $14,106, respectively	38,692	36,913
Long-term investments	—	12,044
Goodwill	24,045	27,795
Intangible assets, net of accumulated amortization of $2,131 and $1,260, respectively	5,139	7,144
Right-of-use assets for operating leases	31,841	27,897
Deferred commissions, net of current portion	51,526	49,017
Deferred tax assets	2,518	1,025
Restricted cash, net of current portion	—	2,373
Other assets	2,824	2,047
Total assets	$454,560	$504,519
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$5,082	$5,766
Accrued expenses	12,710	15,483
Accrued compensation and related benefits	35,408	35,126
Deferred revenue, current	161,154	150,169
Operating lease liabilities, current	7,434	8,110
Other current liabilities	2,603	1,067
Total current liabilities	224,391	215,721
Operating lease liabilities, net of current portion	52,710	48,784
Deferred revenue, net of current portion	3,408	2,430
Deferred tax liabilities	153	209
Other non-current liabilities	956	3,458
Total liabilities	281,618	270,602
Stockholders’ equity
Class A common stock—par value $0.0001; 500,000,000 shares authorized and 41,043,099 shares issued and outstanding as of September 30, 2022; 500,000,000 shares authorized and 39,964,298 shares issued and outstanding as of December 31, 2021	4	4
Class B common stock—par value $0.0001; 100,000,000 shares authorized and 31,497,796 shares issued and outstanding as of September 30, 2022; 100,000,000 shares authorized and 31,497,796 shares issued and outstanding as of December 31, 2021	3	3
Additional paid-in capital	549,760	497,128
Accumulated other comprehensive loss	(2,790)	(5,687)
Accumulated deficit	(374,035)	(257,531)
Total stockholders’ equity	172,942	233,917
Total liabilities and stockholders’ equity	$454,560	$504,519
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPIAN CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue
Subscriptions	$86,520	$67,240	$246,908	$187,952
Professional services	31,356	25,177	95,297	76,319
Total revenue	117,876	92,417	342,205	264,271
Cost of revenue
Subscriptions	9,313	7,092	26,065	19,806
Professional services	24,447	19,415	72,011	56,065
Total cost of revenue	33,760	26,507	98,076	75,871
Gross profit	84,116	65,910	244,129	188,400
Operating expenses
Sales and marketing	54,912	42,071	157,104	118,575
Research and development	37,623	26,510	101,401	71,062
General and administrative	29,357	20,226	90,014	56,726
Total operating expenses	121,892	88,807	348,519	246,363
Operating loss	(37,776)	(22,897)	(104,390)	(57,963)
Other non-operating expense
Other expense, net	5,876	2,329	12,815	4,141
Interest expense	89	72	222	233
Total other non-operating expense	5,965	2,401	13,037	4,374
Loss before income taxes	(43,741)	(25,298)	(117,427)	(62,337)
Income tax expense (benefit)	255	86	(924)	459
Net loss	$(43,996)	$(25,384)	$(116,503)	$(62,796)
Net loss per share:
Basic and diluted	$(0.61)	$(0.36)	$(1.61)	$(0.89)
Weighted average common shares outstanding:
Basic and diluted	72,503	71,119	72,372	70,936
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPIAN CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(43,996)	$(25,384)	$(116,503)	$(62,796)
Comprehensive income (loss), net of income taxes
Foreign currency translation adjustments	308	28	3,032	2,569
Unrealized gains (losses) on available-for-sale securities	59	—	(135)	31
Total other comprehensive loss, net of income taxes	$(43,629)	$(25,356)	$(113,606)	$(60,196)
 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPIAN CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(unaudited, in thousands, except share data)

				Accumulated Other Comprehensive (Loss) Income		Total Stockholders' Equity
	Common Stock		Additional Paid-In Capital		Accumulated Deficit
	Shares	Amount
Balance, December 31, 2021	71,462,094	$7	$497,128	$(5,687)	$(257,531)	$233,917
Net loss	—	—	—	—	(23,154)	(23,154)
Issuance of common stock to directors	2,395	—	—	—	—	—
Vesting of restricted stock units	47,038	—	—	—	—	—
Exercise of stock options	815,833	—	24,404	—	—	24,404
Stock-based compensation expense	—	—	6,943	—	—	6,943
Other comprehensive income	—	—	—	646	—	646
Balance, March 31, 2022	72,327,360	7	528,475	(5,041)	(280,685)	242,756
Net loss	—	—	—	—	(49,354)	(49,354)
Issuance of common stock to directors	2,565	—	—	—	—	—
Vesting of restricted stock units	52,634	—	—	—	—	—
Exercise of stock options	61,955	—	626	—	—	626
Stock-based compensation expense	—	—	9,148	—	—	9,148
Other comprehensive income	—	—	—	1,884	—	1,884
Balance, June 30, 2022	72,444,514	7	538,249	(3,157)	(330,039)	205,060
Net loss	—	—	—	—	(43,996)	(43,996)
Issuance of common stock to directors	4,613	—	—	—	—	—
Vesting of restricted stock units	67,164	—	—	—	—	—
Exercise of stock options	24,604	—	175	—	—	175
Stock-based compensation expense	—	—	11,336	—	—	11,336
Other comprehensive income	—	—	—	367	—	367
Balance, September 30, 2022	72,540,895	$7	$549,760	$(2,790)	$(374,035)	$172,942

APPIAN CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(unaudited, in thousands, except share data)

				Accumulated Other Comprehensive (Loss) Income		Total Stockholders' Equity
	Common Stock		Additional Paid-In Capital		Accumulated Deficit
	Shares	Amount
Balance, December 31, 2020	70,679,190	$7	$470,498	$(5,010)	$(168,890)	$296,605
Net loss	—	—	—	—	(13,587)	(13,587)
Issuance of common stock to directors	960	—	—	—	—	—
Vesting of restricted stock units	56,326	—	—	—	—	—
Exercise of stock options	88,269	—	625	—	—	625
Stock-based compensation expense	—	—	7,894	—	—	7,894
Other comprehensive income	—	—	—	4,023	—	4,023
Balance, March 31, 2021	70,824,745	7	479,017	(987)	(182,477)	295,560
Net loss	—	—	—	—	(23,825)	(23,825)
Issuance of common stock to directors	1,175	—	—	—	—	—
Vesting of restricted stock units	43,024	—	—	—	—	—
Exercise of stock options	211,651	—	1,464	—	—	1,464
Stock-based compensation expense	—	—	4,598	—	—	4,598
Other comprehensive loss	—	—	—	(1,451)	—	(1,451)
Balance, June 30, 2021	71,080,595	7	485,079	(2,438)	(206,302)	276,346
Net loss	—	—	—	—	(25,384)	(25,384)
Issuance of common stock to directors	1,130	—	—	—	—	—
Vesting of restricted stock units	38,148	—	—	—	—	—
Exercise of stock options	46,960	—	286	—	—	286
Stock-based compensation expense	—	—	5,200	—	—	5,200
Other comprehensive loss	—	—	—	28	—	28
Balance, September 30, 2021	71,166,833	$7	$490,565	$(2,410)	$(231,686)	$256,476
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPIAN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net loss	$(116,503)	$(62,796)
Adjustments to reconcile net loss to net cash used by operating activities
Stock-based compensation	27,427	17,692
Depreciation and amortization	5,332	4,071
Bad debt expense	561	61
Loss on disposal of property and equipment	—	78
Change in fair value of available-for-sale securities	—	(31)
Deferred income taxes	(1,549)	(522)
Changes in assets and liabilities
Accounts receivable	(9,114)	(10,005)
Prepaid expenses and other assets	(6,723)	2,734
Deferred commissions	(5,715)	(11,570)
Accounts payable and accrued expenses	(3,654)	10,797
Accrued compensation and related benefits	1,634	5,782
Other current and non-current liabilities	(383)	2,858
Deferred revenue	15,414	6,829
Operating lease liabilities	(685)	(476)
Net cash used by operating activities	(93,958)	(34,498)
Cash flows from investing activities
Purchases of investments	(31,214)	—
Proceeds from investments	57,417	84,592
Payments for acquisitions, net of cash acquired	—	(30,729)
Purchases of property and equipment	(5,861)	(2,473)
Net cash provided by investing activities	20,342	51,390
Cash flows from financing activities
Proceeds from exercise of common stock options	25,205	2,375
Net cash provided by financing activities	25,205	2,375
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	(1,694)	(1,367)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(50,105)	17,900
Cash, cash equivalents, and restricted cash at beginning of period	103,960	112,462
Cash, cash equivalents, and restricted cash at end of period	$53,855	$130,362

Supplemental disclosure of cash flow information
Cash paid for interest	$243	$240
Cash paid for income taxes	$749	$1,196
Supplemental disclosure of non-cash investing and financing activities
Accrued capital expenditures	$317	$—
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

We are headquartered in McLean, Virginia and operate both in the U.S. and internationally, including Australia, Canada, France, Germany, India, Italy, Japan, Mexico, the Netherlands, Singapore, Spain, Sweden, Switzerland, and the United Kingdom.

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

APPIAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Cost of Revenue

Subscriptions

Cost of subscriptions revenue consists primarily of fees paid to our third-party managed hosting providers and other third-party service providers, personnel costs such as payroll and benefits for our technology operations and customer support teams, amortization of developed technology, and allocated facility costs and overhead.

Professional Services

Cost of professional services revenue includes all direct and indirect costs to deliver our professional services and training, including employee compensation for our global professional services and training personnel, third-party contractor costs, allocated facility costs and overhead, and the costs of billable expenses such as travel and lodging. The unpredictability of the timing of providing services related to significant professional services agreements sold on a standalone basis may cause significant fluctuations in our quarterly financial results.

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

With regard to our customers, credit evaluation and account monitoring procedures are used to minimize the risk of loss. Revenue generated from government agencies represented 21.2% and 19.2% of our revenue for the three and nine months ended September 30, 2022, respectively, of which the top three U.S. federal government agencies generated 5.5% and 4.8% of our revenue for the three and nine months ended September 30, 2022, respectively. Additionally, 31.3% and 33.2% of our revenue during the three and nine months ended September 30, 2022, respectively, was generated from foreign customers. Revenue generated from government agencies represented 19.2% and 20.0% of our revenue for the three and nine months ended September 30, 2021, respectively, of which the top three U.S. federal government agencies generated 7.5% and 6.3% of our revenue for the three and nine months ended September 30, 2021, respectively. Additionally, 32.0% and 33.1% of our revenue during the three and nine months ended September 30, 2021, respectively, was generated from foreign customers.

Cash, Cash Equivalents, and Restricted Cash

We consider all highly liquid investments with an original or remaining maturity of three months or less at the date of purchase, as well as overnight repurchase agreements, to be cash equivalents. Restricted cash consists of cash designated to settle an escrow liability stemming from a holdback agreement enacted pursuant to our acquisition of Lana Labs GmbH (“Lana Labs”). We paid 25% of the balance on September 28, 2022, and the remaining 75% of the balance is due on August 11, 2023.

The following table presents a reconciliation of cash, cash equivalents, and restricted cash as presented in the consolidated statements of cash flows (in thousands):

	As of
	September 30, 2022	December 31, 2021	September 30, 2021	December 31, 2020
Cash and cash equivalents	$51,802	$100,796	$127,122	$112,462
Restricted cash, current	2,053	791	—	—
Restricted cash, net of current portion	—	2,373	3,240	—
Total cash, cash equivalents, and restricted cash	$53,855	$103,960	$130,362	$112,462

APPIAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at realizable value, net of an allowance for doubtful accounts. The allowance for doubtful accounts is based on our assessment of the collectability of accounts and incorporates an estimation of expected lifetime credit losses on our receivables. We regularly review the composition of the accounts receivable aging, historical bad debts, changes in payment patterns, customer creditworthiness, and current economic trends. If the financial condition of our customers were to deteriorate, resulting in their inability to make required payments, additional provisions for doubtful accounts would be required and would increase bad debt expense. The allowance for doubtful accounts totaled $1.9 million and $1.4 million as of September 30, 2022 and December 31, 2021.

Assets Recognized from the Costs to Obtain a Contract with a Customer

We capitalize costs of obtaining a contract with a customer, which consists of sales commissions paid to our sales team, that are incremental costs to obtaining customer contracts. These costs are recorded as deferred commissions in the consolidated balance sheets. Costs to obtain a contract for a new customer or upsell are amortized over an estimated economic life of five years as sales commissions on initial sales are not commensurate with sales commissions on contract renewals. We determine the estimated economic life based on both qualitative and quantitative factors such as expected renewals, product life cycles, contractual terms, and customer attrition. We periodically review the carrying amount of deferred contract acquisition costs to determine whether events or changes in circumstances have occurred that could impact the estimated economic life. Commissions paid relating to contract renewals are deferred and amortized over the related renewal period. We also capitalize the incremental fringe benefits associated with commission expenses paid to our direct sales team. Costs to obtain a contract for professional services arrangements are expensed as incurred as the contractual period of our professional services arrangements are one year or less.

Amortization associated with deferred commission is recorded to sales and marketing expense in our consolidated statements of operations. Commission expense was $9.5 million and $26.5 million for the three and nine months ended September 30, 2022, respectively. Commission expense was $8.2 million and $22.5 million for the three and nine months ended September 30, 2021, respectively.

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

Stock-Based Compensation

Refer to Note 11 for a detailed discussion on our policies related to stock-based compensation.

APPIAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

The following table summarizes revenue recorded during the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cloud subscriptions	$60,621	$46,699	$171,083	$128,238
Term license subscriptions	19,773	15,114	58,543	44,290
Maintenance and support	6,126	5,427	17,282	15,424
Total subscriptions	86,520	67,240	246,908	187,952
Professional services	31,356	25,177	95,297	76,319
Total revenue	$117,876	$92,417	$342,205	$264,271

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

Cloud Subscriptions

APPIAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Term License Subscriptions

Our term license subscription revenue is derived from customers with on-premises installations of our platform. The majority of our contracts are one year in length. Although term license subscriptions are sold with maintenance and support, the software is fully functional at the beginning of the subscription and is considered a distinct performance obligation. On rare occasions, a cloud-based subscription may include the right for the customer to take possession of the license and as such, the revenue is treated as a term license. Revenue from term license subscriptions is recognized when control of the software license has transferred to the customer, which is the later of delivery or commencement of the contract term.

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

Consulting Services

We sell consulting services to assist customers in planning and executing the deployment of our software. Customers are not required to use consulting services to fully benefit from the software. Consulting services are regularly sold on a standalone basis and either (1) under a fixed-fee arrangement or (2) on a time and materials basis. Consulting services contracts are considered separate performance obligations because they do not integrate with each other or with other products and services to deliver a combined output to the customer, do not modify or customize (or are not modified or customized by) each other or other products and services, and do not affect the customer's ability to use the other consulting offerings or other products and services. Revenue under consulting contracts is recognized over time as services are delivered. For time and materials-based consulting contracts, we have elected the practical expedient of recognizing revenue upon invoicing since the invoiced amount corresponds directly to the value of our service to date.

Training Services

We sell various training services to our customers. Training services are sold in the form of prepaid training credits that are redeemed based on a fixed rate per course. Training revenue is recognized when the associated training services are delivered.

Significant Judgments and Estimates

Determining the Transaction Price

The transaction price is the total amount of consideration we expect to receive in exchange for the service offerings in a contract and may include both fixed and variable components. Variable consideration is included in the transaction price to the extent it is probable a significant reversal will not occur. The amount of variable consideration excluded from the transaction price for the three and nine months ended September 30, 2022 and 2021 was insignificant. Our estimates of variable

APPIAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
consideration are also subject to subsequent true-up adjustments and may result in changes to transaction prices; however, such true-up adjustments are not expected to be material.

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

Contract Balances

Timing may differ between the satisfaction of performance obligations and the invoicing and collection of amounts related to our contracts with customers. Contract assets primarily relate to unbilled amounts for contracts with customers for which the amount of revenue recognized exceeds the amount billed to the customer. Contract assets are transferred to accounts receivable when the right to invoice becomes unconditional. As of September 30, 2022 and December 31, 2021, contract assets of $15.3 million and $14.0 million, respectively, are included in the Prepaid expenses and other current assets and Other assets line items in our consolidated balance sheets.

Contract liabilities consist of deferred revenue and include payments received in advance of the satisfaction of performance obligations. Deferred revenue is then recognized as the revenue recognition criteria are met. Deferred revenue that will be recognized during the succeeding 12-month period is recorded as current, and the remaining deferred revenue is recorded as non-current. For the nine months ended September 30, 2022, we recognized $134.4 million of revenue that was included in the deferred revenue balance as of December 31, 2021.

Transaction Price Allocated to the Remaining Performance Obligations

As of September 30, 2022, we had an aggregate transaction price of $319.9 million allocated to unsatisfied performance obligations. We expect to recognize $209.6 million of this balance as revenue over the next 12 months with the remaining amount recognized thereafter.

4. Leases

As of September 30, 2022, our lease portfolio consists entirely of operating leases, most of which are for corporate offices. Our operating leases have remaining lease terms with various expiration dates through 2031, and some leases include options to extend the term for up to an additional 10 years.

Lease Costs

APPIAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

The following table sets forth the components of lease expense for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating lease cost	$1,708	$1,659	$4,968	$4,984
Short-term lease cost	170	23	334	77
Variable lease cost	952	947	2,878	1,744
Total	$2,830	$2,629	$8,180	$6,805

Supplemental Lease Information

Supplemental balance sheet information related to operating leases as of September 30, 2022 and December 31, 2021 was as follows (in thousands, except for lease term and discount rate):

	As of
	September 30, 2022	December 31, 2021
Right-of-use assets for operating leases	$31,841	$27,897

Operating lease liabilities, current	$7,434	$8,110
Operating lease liabilities, net of current portion	52,710	48,784
Total operating lease liabilities	$60,144	$56,894

Weighted average remaining lease term (in years)	9.0	9.5

Weighted average discount rate	9.5%	9.5%

Supplemental cash flow and expense information related to operating leases for the three and nine months ended September 30, 2022 and 2021 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating cash outflows for operating leases	$2,099	$1,792	$6,258	$5,295

Amortization of operating lease ROU assets	364	685	995	1,380
Interest expense on operating lease liabilities	1,332	521	3,957	1,448

APPIAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
A summary of our future minimum lease commitments under non-cancellable leases as of September 30, 2022 is as follows (in thousands):

Operating Leases
2022 (excluding the nine months ended September 30, 2022)	$2,040
2023	8,367
2024	9,464
2025	10,202
2026	10,603
2027	10,892
Thereafter	44,762
Total lease payments	96,330
Less: imputed interest	(36,186)
Total	$60,144

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

The allocation of the purchase price was based upon the fair value of the assets acquired and liabilities assumed. As of the acquisition date, the purchase price was assigned to the acquired assets and assumed liabilities as follows (in thousands):

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

During the third quarter of 2022, we finalized the fair value of the assets acquired and liabilities assumed in the acquisition, and the amounts presented above are now final. Measurement period adjustments, recorded during the first quarter of 2022, included a $0.8 million adjustment to developed technology and goodwill related to an update to the discount rate utilized in our valuation of intangibles, a $0.3 million increase in deferred revenue stemming from our early adoption of new accounting guidance surrounding deferred revenue recognized pursuant to a business combination, a $0.1 million deferred tax adjustment,

APPIAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
and an immaterial adjustment to working capital. No additional measurement period adjustments were recognized for the nine months ended September 30, 2022.

6. Goodwill and Intangible Assets

Goodwill was comprised of the following as of September 30, 2022 and December 31, 2021 (in thousands):

Carrying Amount
Balance as of December 31, 2020	$4,862
Goodwill acquired	24,521
Foreign currency translation adjustments	(1,588)
Balance as of December 31, 2021	27,795
Goodwill acquired	—
Foreign currency translation adjustments	(3,750)
Balance as of September 30, 2022	$24,045

Intangible assets, net consisted of the following as of September 30, 2022 and December 31, 2021 (in thousands):

	As of
	September 30, 2022	December 31, 2021
Developed technology	$6,290	$7,271
Customer relationships - Non-Robotic Process Automation (“RPA”)	754	872
Customer relationships - RPA	226	261
Intangible assets, gross	7,270	8,404
Less: accumulated amortization	(2,131)	(1,260)
Intangible assets, net	$5,139	$7,144

Intangible amortization expense was $0.4 million and $1.1 million for the three and nine months ended September 30, 2022, respectively. Intangible amortization expense was $0.3 million and $0.5 million for the three and nine months ended September 30, 2021, respectively. As of September 30, 2022, the weighted average remaining amortization periods for developed technology, non-RPA customer relationships, and RPA customer relationships were approximately 3.7 years, 8.7 years, and 7.3 years, respectively.

The projected annual amortization expense related to amortizable intangible assets as of September 30, 2022 is as follows (in thousands):

Projected Amortization
2022 (excluding the nine months ended September 30, 2022)	$347
2023	1,342
2024	1,342
2025	1,068
2026	687
2027	84
Thereafter	269
Total projected amortization expense	$5,139

7. Property and Equipment, net

Property and equipment, net consisted of the following as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021
Leasehold improvements	$43,308	$41,005
Office furniture and fixtures	3,224	2,536
Computer hardware	8,761	6,001
Computer software	1,353	1,353
Equipment	235	124
Property and equipment, gross	56,881	51,019
Less: accumulated depreciation	(18,189)	(14,106)
Property and equipment, net	$38,692	$36,913

Depreciation expense totaled $1.4 million and $4.2 million for the three and nine months ended September 30, 2022, respectively. Depreciation expense totaled $1.2 million and $3.6 million for the three and nine months ended September 30, 2021, respectively. We had no disposals or retirements and recorded no gains or losses on disposal during each of the three and nine months ended September 30, 2022. We recorded $0.1 million in losses on disposal for the three and nine months ended September 30, 2021.

8. Accrued Expenses

Accrued expenses consisted of the following as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021
Hosting costs	$2,917	$1,995
Legal costs	966	5,511
Marketing and tradeshow expenses	744	1,167
Third party license fees	1,821	1,066
Contract labor costs	1,453	891
Reimbursable employee expenses	1,246	870
Taxes payable	542	550
Audit and tax expenses	539	439
Capital expenditures	—	379
Other accrued expenses	2,482	2,615
Total	$12,710	$15,483

9. Debt

Line of Credit

We have a $20.0 million revolving line of credit with a lender that matures in November 2025. In January 2022, we executed the second loan modification agreement to increase the aggregate amount of funds our foreign subsidiaries are allowed to maintain outside of the United States. We were in compliance with all covenants as of September 30, 2022. As of September 30, 2022, we had no outstanding borrowings under this revolving line of credit, and we had outstanding letters of credit totaling $11.0 million in connection with securing our leased office space.

Senior Secured Credit Facilities Credit Agreement

On November 3, 2022, we entered into a new Senior Secured Credit Facilities Credit Agreement (the “Credit Agreement”) which provides for a five-year term loan facility in an aggregate principal amount of $100.0 million and, in addition, up to $50.0 million for a revolving credit facility, including a letter of credit sub-facility in the aggregate availability amount of $15.0 million and a swingline sub-facility in the aggregate availability amount of $10.0 million (as a sublimit of the revolving loan facility). The new Credit Agreement matures on November 3, 2027. We will use the proceeds from the $100.0 million term loan to fund the continued growth of our business and support our working capital requirements.

Under the agreement, we may elect whether amounts drawn bear interest on the outstanding principal amount at a rate per annum equal to either a) the higher of the Prime rate or the Federal Funds Effective (“Base Rate”) rate plus 0.5%, or b) the forward-looking term rate based on the secured overnight financing rate (“Term SOFR”). An additional interest rate margin is added to the elected interest rates. During the first three years of the Credit Agreement, the additional interest rate margin ranges from 1.5% to 2.5% in the case of Base Rate advances and from 2.5% to 3.5% in the case of Term SOFR advances, depending on our debt to recurring revenue leverage ratio. During the final two years of the Credit Agreement, the interest rate margin ranges from 0.5% to 2.5% in the case of Base Rate advances and from 1.5% to 3.5% in the case of Term SOFR advances, depending on our debt to consolidated adjusted EBITDA (as defined in the Credit Agreement) leverage ratio.

Additionally, the Credit Agreement contains customary representations, warranties and covenants, including covenants by us limiting additional indebtedness, guaranties, liens, fundamental changes, mergers and consolidations, dispositions of assets, investments, paying dividends on capital stock or redeeming, repurchasing or retiring capital stock, or prepaying certain junior indebtedness and preferred stock, certain corporate changes, and transactions with affiliates. The Credit Agreement also provides for events of default customary for term loans of this type, including but not limited to non-payment, breaches or defaults in the performance of covenants, insolvency, bankruptcy, and the occurrence of a material adverse effect on us.

The new Credit Agreement replaces our existing Line of Credit that was in place as of September 30, 2022.

10. Income Taxes

The provision for income taxes is based upon the estimated annual effective tax rates for the year applied to the current period income before tax plus the tax effect of any significant or unusual items, discrete events, or changes in tax law. Our operating subsidiaries are exposed to statutory effective tax rates ranging from zero to approximately 35%. Fluctuations in the distribution of pre-tax income among our operating subsidiaries can lead to fluctuations of the effective tax rate in the condensed consolidated financial statements. For the three and nine months ended September 30, 2022, the actual effective tax rates were (0.6)% and 0.8%, respectively. For the three and nine months ended September 30, 2021, the actual effective tax rates were (0.3)% and (0.7)%, respectively. The-year-to date tax benefit for the nine months ended September 30, 2022 was primarily driven by a discrete benefit of $1.1 million related to the release of a valuation allowance for Lana Labs as a result of post-integration tax planning and the merger of German subsidiaries.

As of September 30, 2022, our net unrecognized tax benefits totaled $3.1 million, which if recognized would result in no net effect on the effective tax rate due to a valuation allowance. The amount of reasonably possible unrecognized tax benefits that could decrease over the next 12 months due to the expiration of certain statutes of limitations or settlements of tax audits is not material to our condensed consolidated financial statements.

We file income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions. Due to our net operating loss carryforward, the tax years 2016 through 2021 remain open to examination by the major taxing jurisdictions to which we are subject. There are no open examinations that would have a meaningful impact to our condensed consolidated financial statements.

11. Stock-Based Compensation

Equity Incentive Plans

In May 2017, our Board of Directors adopted, and our stockholders approved, the 2017 Equity Incentive Plan (the “2017 Plan”), which became effective as of the date of the final prospectus for our initial public offering. The 2017 Plan provides for the grant of incentive stock options to employees and for the grant of nonstatutory stock options, restricted stock awards, RSUs, stock appreciation rights, performance-based stock awards, and other forms of equity compensation to employees, including officers, non-employee directors, and consultants. We initially reserved 6,421,442 shares of Class A common stock for issuance under the 2017 Plan, which included 421,442 shares that remained available for issuance under our 2007 Stock Option Plan (the “2007 Plan”) at the time the 2017 Plan became effective. The number of shares reserved under the 2017 Plan increases for any shares subject to outstanding awards originally granted under the 2007 Plan that expire or are forfeited prior to exercise. As a result of the adoption of the 2017 Plan, no further grants may be made under the 2007 Plan. As of September 30, 2022, there were 7,195,049 shares of Class A common stock reserved for issuance under the 2017 Plan, of which 2,851,988 were available to be issued.

Stock-Based Compensation Expense

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

Stock Options

We estimate the fair value of stock options containing only a service condition using the Black-Scholes option pricing model, which requires the use of subjective assumptions, including the expected term of the option, the current price of the underlying stock, the expected stock price volatility, expected dividend yield, and the risk-free interest rate for the expected term of the option. The expected term represents the period of time the stock options are expected to be outstanding. Due to the lack of sufficient historical exercise data to provide a reasonable basis upon which to derive an estimate, we use the simplified method to estimate the expected term for our stock options. Under the simplified method, the expected term of an option is presumed to be the mid-point between the vesting date and the end of the contractual term. Expected volatility is based on the historical volatility of our publicly traded stock over the estimated expected term of the stock options. We assume zero dividend yield because we have historically not paid dividends and do not anticipate paying dividends in the near future.

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

No stock options were issued during the three months ended September 30, 2022 and 2021. The only stock option awarded during the nine months ended September 30, 2022 and 2021 was the 2022 CEO Grant. The following table summarizes the assumptions used to estimate the fair value of the 2022 CEO stock option grant:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Risk-free interest rate	*	*	3.01%	*
Expected term (in years)	*	*	**	*
Expected volatility	*	*	70%	*
Expected dividend yield	*	*	—%	*
* Not applicable because no stock options were granted during the period.
** Each Vesting Price Threshold for the 2022 CEO grant has a unique expected term ranging from 3.4 to 4.1 years.

The following table summarizes stock option activity for the nine months ended September 30, 2022:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2021	2,953,356	$15.16	4.0	$147,812
Granted	700,000	50.63
Exercised	(902,392)	27.93		31,790
Expired	(6,800)	3.65
Forfeited	(10,280)	12.28
Outstanding at September 30, 2022	2,733,884	$20.07	5.3	$63,622

Exercisable at September 30, 2022	2,033,684	$9.55	3.8	$63,618

The total fair value of stock options that vested during the nine months ended September 30, 2022 and 2021 was $0.9 million and $10.7 million, respectively. As of September 30, 2022, the total compensation cost related to unvested stock options not yet recognized, which relates exclusively to the 2022 CEO Grant, was $17.2 million and will be recognized over a weighted average period of 3.4 years.

Restricted Stock Units

The following table summarizes RSU activity for the nine months ended September 30, 2022:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested and outstanding at December 31, 2021	1,209,529	$70.99
Granted	534,213	52.93
Vested	(166,836)	74.30
Forfeited	(157,732)	73.54
Non-vested and outstanding at September 30, 2022	1,419,174	$63.52

As of September 30, 2022, total unrecognized compensation cost related to unvested RSUs was approximately $68.2 million, which will be recognized over a weighted average period of 1.7 years.

The following table summarizes the components of our stock-based compensation expense by instrument type for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
RSUs	$9,845	$4,997	$25,378	$13,405
Stock options	1,272	47	1,517	3,820
Common stock awards to the Board of Directors	219	156	532	467
Total stock-based compensation expense	$11,336	$5,200	$27,427	$17,692

Stock-based compensation expense for RSUs, stock options, and issuances of common stock to the Board of Directors is included in the following line items in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of revenue
Subscriptions	$284	$381	$712	$973
Professional services	1,401	777	3,788	2,283
Operating expenses
Sales and marketing	2,667	1,448	6,721	3,753
Research and development	3,454	1,263	8,831	3,347
General and administrative	3,530	1,331	7,375	7,336
Total stock-based compensation expense	$11,336	$5,200	$27,427	$17,692

12. Basic and Diluted Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the reporting period. Diluted loss per share is computed similar to basic, except the weighted average number of common shares outstanding are increased to include additional outstanding shares from the assumed exercise of stock options and vesting of RSUs, if dilutive. The dilutive effect, if any, of convertible shares is calculated using the treasury stock method. As we reported net losses for all periods presented, all outstanding shares would be considered antidilutive if they were to be assumed as vested or exercised.

The following outstanding securities, prior to the use of the treasury stock method, have been excluded from the computation of diluted weighted-average shares outstanding for the respective periods below because they would have been antidilutive to earnings per share:

	Three and Nine Months Ended September 30,
	2022	2021
Stock options	2,733,884	3,039,860
Non-vested restricted stock units	1,419,174	1,235,880

13. Commitments and Contingencies

Minimum Purchase Commitments

In July 2021, we executed a non-cancellable cloud hosting arrangement with Amazon Web Services (“AWS”) that contains provisions for minimum purchase commitments. Specifically, purchase commitments under the agreement total $131.0 million over five years, including $22.0 million in the first year, $25.0 million in the second year, and $28.0 million in each of the third, fourth, and fifth years. The timing of payments under the agreement may vary, and the total amount of payments may exceed the minimum depending on the volume of services utilized. Spending under this agreement for the three and nine months ended September 30, 2022 totaled $9.0 million and $24.8 million, respectively.

Exclusive of the AWS contract, we have other non-cancellable agreements for subscription software products that contain provisions stipulating minimum purchase commitments. However, the annual purchase commitments under these contracts are, individually and in the aggregate, immaterial to our condensed consolidated financial statements.

Pegasystems Litigation

On May 29, 2020, we filed a civil complaint against Pegasystems, Inc. (“Pegasystems”) and Youyong Zou, a Virginia resident, in the Circuit Court for Fairfax County, Virginia. Appian Corp v. Pegasystems Inc. & Youyong Zou, No. 2020-07216 (Fairfax Cty. Ct.). On May 10, 2022, we announced the jury awarded us $2.036 billion in damages for misappropriation of our trade secrets and $1 in damages for violating the Virginia Computer Crimes Act. Pegasystems filed several post-trial motions seeking relief in the form of reducing the damages award or setting aside the jury’s verdict and either granting a new trial or entering judgment in Pegasystems’ favor. All of these motions were denied, and final judgment was entered by the Court on September 15, 2022. The final judgment reaffirmed the $2.036 billion in damages and also ordered Pegasystems to pay Appian $23.6 million in attorney's fees associated with the case as well as statutory post-judgment interest on the judgment at an annual rate of 6%, or approximately $122.0 million per year.

Defendant Youyong Zou has satisfied the judgment of $5,000 (plus interest) against him in lieu of appealing that judgment. On September 15, 2022, Pegasystems filed a notice of appeal. Pegasystems is not required to pay us the judgment, attorney’s fees, or post-judgment interest until all appeals are exhausted. We cannot predict the outcome of any appeals or the time it will take to resolve them. Consistent with other judgments, there is no guarantee we will be able to collect all or any portion of the judgment. Consequently, we will not record the award in our condensed consolidated financial statements until all contingencies are resolved and we collect on the judgment.

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

The following table summarizes revenue by geography for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Domestic	$81,004	$62,815	$228,610	$176,801
International	36,872	29,602	113,595	87,470
Total	$117,876	$92,417	$342,205	$264,271

With respect to geographic information, revenue is attributed to respective geographies based on the contracting address of the customer. There were no individual foreign countries from which more than 10% of our total revenue was attributable for the three and nine months ended September 30, 2022 or 2021. Substantially all of our long-lived assets were held in the United States as of September 30, 2022 and December 31, 2021.

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

•Level 2. Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

•Level 3. Unobservable inputs for which there is little or no market data and which require us to develop our own estimates and assumptions reflecting those that a market participant would use.

The asset or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques maximize the use of relevant observable inputs and minimize the use of unobservable inputs. There were no instruments measured at fair value on a recurring basis using significant unobservable inputs as of September 30, 2022 and December 31, 2021.

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

The carrying amounts of our cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value as of September 30, 2022 and December 31, 2021 because of the relatively short duration of these instruments.

Investments

Our investment portfolio consists largely of debt investments classified as available-for-sale. Changes in the fair value of available-for-sale securities, excluding other-than-temporary impairments, are recorded in other comprehensive income (loss). The components of our investments as of September 30, 2022 are as follows (in thousands):

	As of September 30, 2022
	Fair Value Measurement				Balance Sheet Classification
	Fair Value Level	Cost Basis	Unrealized Gains (Losses)	Market Value	Cash and Cash Equivalents	Short-term Investments and Marketable Securities
Money market fund	Level 1	$149	$—	$149	$149	$—
U.S. Treasuries	Level 1	17,985	(70)	17,915	—	17,915
Commercial paper	Level 2	13,134	—	13,134	—	13,134
Corporate bonds	Level 2	9,923	(87)	9,836	—	9,836
Total investments		$41,191	$(157)	$41,034	$149	$40,885

At December 31, 2021, our investments consisted of the following (in thousands):

	As of December 31, 2021
	Fair Value Measurement				Balance Sheet Classification
	Fair Value Level	Cost Basis	Unrealized Gains (Losses)	Market Value	Cash and Cash Equivalents	Short-term Investments and Marketable Securities	Long-term Investments
Money market fund	Level 1	$38,301	$—	$38,301	$38,301	$—	$—
U.S. Treasury bonds	Level 1	8,171	—	8,171	—	8,171	—
Commercial paper	Level 2	23,312	—	23,312	—	23,312	—
Corporate bonds	Level 2	20,107	(14)	20,093	—	8,049	12,044
Asset-backed securities	Level 2	15,655	(8)	15,647	—	15,647	—
Total investments		$105,546	$(22)	$105,524	$38,301	$55,179	$12,044

There were no Level 3 assets held at any point during the three and nine months ended September 30, 2022 and 2021. Additionally, there were no transfers between Levels 1 and 2 during the three and nine months ended September 30, 2022 and 2021.

The amortized cost basis and fair value of debt securities as of September 30, 2022, by contractual maturity, are as follows (in thousands):

	As of September 30, 2022
	Cost Basis	Fair Value
Due in one year or less	$41,191	$41,034
Due after one year through five years	—	—
Total investments	$41,191	$41,034

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

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will,” “would,” or the negative or plural of these words or similar expressions or variations, including statements regarding our future financial and operating performance, anticipated expansion of the usage of partners to perform professional services, the increase of our subscriptions revenue as a percentage of total revenue, the fluctuation of gross margin on a quarterly basis, and our future capital requirements. Such forward-looking statements are subject to a number of risks, uncertainties, assumptions, and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein and those discussed in the section titled “Risk Factors,” set forth in Part I, Item 1A of our Annual Report on Form 10-K filed with the SEC on February 17, 2022 and in our other filings with the SEC. Forward-looking statements should not be relied on as predictions of future events. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

Our customers include financial services, government, life sciences, insurance, manufacturing, energy, healthcare, telecommunications, and transportation organizations. Generally, our sales team targets its efforts to organizations with over 2,000 employees and $2 billion in annual revenue. Revenue from government agencies represented 21.2% and 19.2% of our total revenue for the three and nine months ended September 30, 2022, respectively. This compares to revenue from government agencies of 19.2% and 20.0% of our total revenue in the three and nine months ended September 30, 2021, respectively. No single end-customer accounted for more than 10% of our total revenue in the three and nine months ended September 30, 2022 or 2021.

We offer our platform globally. Our platform supports multiple languages to facilitate collaboration and address challenges in multinational organizations. In the three and nine months ended September 30, 2022, 31.3% and 33.2%, respectively, of our total revenue was generated from customers outside of the United States as compared to 32.0% and 33.1% in the three and nine months ended September 30, 2021, respectively. As of September 30, 2022, we operated in 15 countries. We believe we have a significant opportunity to continue to grow our international footprint, and we are investing in new geographies, including through investment in direct and indirect sales channels, professional services, and customer support and implementation partners.

Our business model focuses on maximizing the lifetime value of customer relationships, which is a function of the duration of a customer’s deployment of our platform as well as the price and number of subscriptions of our platform that a customer purchases. We incur significant customer acquisition costs, including expenses associated with hiring new sales representatives, who can take anywhere from six months to a year to become productive given the length of our sales cycle, and marketing costs, with the exception of sales commissions, are expensed as incurred.

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

•Further Penetration of Existing Customers. Our sales team seeks to generate additional revenue from existing customers by adding new users to our platform. Many of our customers begin by building a single application and then grow to build dozens of applications on our platform. Generally, the development of new applications on our platform results in the expansion of our user base within an organization and a corresponding increase in revenue. As a result of this “land and expand” strategy, we have generated significant additional revenue from our customer base. Our ability to increase sales to existing customers will depend on a number of factors, including the size of our sales and professional services teams, customers’ level of satisfaction with our platform and professional services, pricing, economic conditions, and our customers’ overall spending levels. We have also re-focused some of our professional services personnel to become customer success managers. Their role is to ensure the customer realizes value from our platform and support strategic partners and the “land and expand” strategy versus delivering billable hours.

•Mix of Subscriptions and Professional Services Revenue. We believe our professional services have driven customer success and facilitated the adoption of our platform by customers. During the initial period of deployment by a customer, we generally provide a greater amount of support in building applications and training than later in the deployment, with a typical engagement extending from two to six months. At the same time, many of our customers have historically purchased subscriptions only for a limited set of their total potential end users. As a result of these factors, the proportion of total revenue for a customer associated with professional services is relatively high during the initial deployment period. Over time, as the need for professional services associated with user deployments decreases and the number of end users increases, we expect subscriptions revenue as a percentage of total revenue to increase. In addition, we continue to grow our base of strategic partners to provide broader customer coverage and solution delivery capabilities. These partners perform professional services with respect to any new service contracts they originate. As the usage of partners expands, we expect the proportion of our total revenue from subscriptions to increase over time relative to professional services. For the nine months ended September 30, 2022 and 2021, 72.2% and 71.1% of our revenue, respectively, was derived from sales of subscriptions while the remaining 27.8% and 28.9%, respectively, was derived from the sale of professional services.

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

Key Metrics

We monitor the following metrics to help us measure and evaluate the effectiveness of our operations. All dollar amounts are presented in thousands.

Cloud Subscription Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	% Change	2022	2021	% Change
Cloud subscription revenue	$60,621	$46,699	30%	$171,083	$128,238	33%

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

Cloud Subscription Revenue Retention Rate

	As of September 30,
	2022	2021
Cloud subscription revenue retention rate	115%	117%

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

Revenue

Our revenue is comprised of the following:

Subscriptions

Subscriptions revenue is primarily derived from:

•Cloud subscriptions bundled with maintenance and support and hosting services; and

•On-premises term license subscriptions bundled with maintenance and support.

Our maintenance and support agreements provide customers with the right to unspecified software upgrades, maintenance releases and patches released during the term of the maintenance and support agreement on a when-and-if-available basis, and rights to technical support. On-premises term license subscriptions are offered when the customer prefers to self-manage the deployment of our platform within their own infrastructure. When our platform is delivered as a cloud subscription, we manage operational needs in third-party hosted data centers.

Professional Services

Our professional services revenue is comprised of fees for consulting services, including application development, deployment assistance, and training related to our platform. Over time, we expect professional services revenue as a percentage of total revenue to decrease as the usage of our partner network expands.

Cost of Revenue

Subscriptions

Cost of subscriptions revenue consists primarily of fees paid to our third-party managed hosting providers and other third-party service providers, personnel costs, including payroll and benefits for our technology operations and customer support teams, amortization of developed technology, and allocated overhead costs. We expect cost of revenue to continue to increase in absolute dollars for the foreseeable future as our customer base grows.

Professional Services

Cost of professional services revenue includes all direct and indirect costs to deliver our professional services and training, including employee compensation for our global professional services and training personnel, third-party contractor costs, allocated overhead costs, and the costs of billable expenses such as travel and lodging. The unpredictability of the timing of providing services related to significant professional services agreements sold on a standalone basis may cause significant fluctuations in our cost of professional services which, in turn, may impact our quarterly financial results.

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

Professional Services Gross Margin

Professional services gross margin is affected by the growth in our professional services revenue as compared to the growth in, and timing of, the cost of our Customer Success organization as we continue to invest in the growth of our business. Professional services gross margin is also impacted by the amount of services performed by subcontractors and partners as opposed to internal resources. In 2021, we had a lower usage of subcontractors and performed fewer in-person professional services engagements and deployments, both of which reduced certain classes of expenses and improved professional services margins. In 2022, these margins have declined but remain subject to fluctuation based on the factors discussed above.
Operating Expenses

Operating expenses consist of sales and marketing, research and development, and general and administrative expenses. Personnel-related costs such as salaries, bonuses, commissions, payroll tax payments, and stock-based compensation expense are the most significant components of each of these expense categories. Other components of each category include professional fees for third-party services such as contract labor, legal, software development resources, and consulting as well as allocated facility and overhead, which can include, among other types of costs, travel and entertainment expenditures, human resources costs such as placement fees, referral bonuses, training costs, and employee relations spending, office-related expenditures, and information technology costs for such items as infrastructure, software, and cloud computing services.

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

In order to continue to grow our business, geographical footprint, and brand awareness, we expect to continue investing resources in sales and marketing by increasing the number of sales and account management teams. Additionally, we expect certain classes of expense such as travel and entertainment and in-person marketing events to increase relative to recent years. As a result, we expect sales and marketing expense to increase in absolute dollars as we continue to invest to acquire new customers and further expand usage of our platform within our existing customer base.

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

General and Administrative Expense

General and administrative expense consists primarily of personnel costs, including salaries, bonuses, stock-based compensation, and other personnel costs for our administrative, legal, information technology, human resources, finance, and accounting, as well as our senior executives. Additional expenses included in this category are non-personnel costs such as travel-related expenses, contracting and professional fees for such services as audits, taxation, and legal, insurance and other corporate expenses, including allocated overhead costs, and bad debt expenses.

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

Interest Expense

Interest expense consists primarily of unused credit facility fees and commitment fees on our letters of credit.

Results of Operations

The following table sets forth our consolidated statements of operations data (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue
Subscriptions	$86,520	$67,240	$246,908	$187,952
Professional services	31,356	25,177	95,297	76,319
Total revenue	117,876	92,417	342,205	264,271
Cost of revenue
Subscriptions(1)	9,313	7,092	26,065	19,806
Professional services(1)	24,447	19,415	72,011	56,065
Total cost of revenue	33,760	26,507	98,076	75,871
Gross profit	84,116	65,910	244,129	188,400
Operating expenses
Sales and marketing(1)	54,912	42,071	157,104	118,575
Research and development(1)	37,623	26,510	101,401	71,062
General and administrative(1)	29,357	20,226	90,014	56,726
Total operating expenses	121,892	88,807	348,519	246,363
Operating loss	(37,776)	(22,897)	(104,390)	(57,963)
Other non-operating expense
Other expense, net	5,876	2,329	12,815	4,141
Interest expense	89	72	222	233
Total other non-operating expense	5,965	2,401	13,037	4,374
Loss before income taxes	(43,741)	(25,298)	(117,427)	(62,337)
Income tax expense (benefit)	255	86	(924)	459
Net loss	$(43,996)	$(25,384)	$(116,503)	$(62,796)
(1) Stock-based compensation as a component of these line items is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of revenue
Subscriptions	$284	$381	$712	$973
Professional services	1,401	777	3,788	2,283
Operating expenses
Sales and marketing	2,667	1,448	6,721	3,753
Research and development	3,454	1,263	8,831	3,347
General and administrative	3,530	1,331	7,375	7,336
Total stock-based compensation expense	$11,336	$5,200	$27,427	$17,692

The following table sets forth our consolidated statements of operations data expressed as a percentage of total revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue
Subscriptions	73.4%	72.8%	72.2%	71.1%
Professional services	26.6	27.2	27.8	28.9
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue
Subscriptions	7.9	7.7	7.6	7.5
Professional services	20.7	21.0	21.0	21.2
Total cost of revenue	28.6	28.7	28.7	28.7
Gross profit	71.4	71.3	71.3	71.3
Operating expenses
Sales and marketing	46.6	45.5	45.9	44.9
Research and development	31.9	28.7	29.6	26.9
General and administrative	24.9	21.9	26.3	21.5
Total operating expenses	103.4	96.1	101.8	93.2
Operating loss	(32.0)	(24.8)	(30.5)	(21.9)
Other non-operating expense
Other expense, net	5.0	2.5	3.7	1.6
Interest expense	0.1	0.1	0.1	0.1
Total other non-operating expense	5.1	2.6	3.8	1.7
Loss before income taxes	(37.1)	(27.4)	(34.3)	(23.6)
Income tax expense (benefit)	0.2	0.1	(0.3)	0.2
Net loss	(37.3)%	(27.5)%	(34.0)%	(23.8)%

Comparison of the Three Months Ended September 30, 2022 and 2021

Revenue

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Revenue
Subscriptions	$86,520	$67,240	$19,280	28.7%
Professional services	31,356	25,177	6,179	24.5
Total revenue	$117,876	$92,417	$25,459	27.5%

Total revenue increased $25.5 million, or 27.5%, in the three months ended September 30, 2022 compared to the same period in 2021 due to an increase in our subscriptions revenue of $19.3 million and an increase in our professional services revenue of $6.2 million. The increase in subscriptions revenue was driven by a $13.9 million increase in cloud subscription revenue, a $4.7 million increase in on-premises subscription revenue, and a $0.7 million increase in maintenance and support revenue. With respect to new versus existing customers, there was a $14.1 million increase in subscriptions revenue stemming from expanded deployments and corresponding sales of additional subscriptions to existing customers while $5.1 million of the increase was the result of sales of subscriptions to new customers. The increase in professional services revenue was due primarily to a $5.2 million increase in sales to new customers, coupled with a $0.9 million increase in revenue from existing customers.

Cost of Revenue

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Cost of revenue
Subscriptions	$9,313	$7,092	$2,221	31.3%
Professional services	24,447	19,415	5,032	25.9
Total cost of revenue	$33,760	$26,507	$7,253	27.4%
Subscriptions gross margin	89.2%	89.5%
Professional services gross margin	22.0%	22.9%
Total gross margin	71.4%	71.3%

Cost of revenue increased $7.3 million, or 27.4%, in the three months ended September 30, 2022 compared to the same period in 2021, primarily due to a $3.7 million increase in professional services and product support personnel costs, a $1.5 million increase in hosting costs, a $1.3 million increase in contractor costs, and a $0.6 million increase in travel and entertainment expenses. Personnel costs increased due to an increase in professional services and product support personnel headcount of 15.9% from September 30, 2021 to September 30, 2022 in addition to increased wages and fringe benefits, coupled with a $0.5 million increase in stock-based compensation expense. Hosting costs increased as sales of our cloud offering increased in the three months ended September 30, 2022. Contractor costs increased in the three months ended September 30, 2022 compared to the same period in 2021 due to an increase in the usage of subcontractors and consultants for professional services engagements.

Subscriptions gross margin slightly decreased to 89.2% for the three months ended September 30, 2022 compared to 89.5% in the same period in 2021 due to increased hosting costs as sales of our cloud offering increased. However, this increase in hosting costs was partially offset by an increase in subscriptions revenue during the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. Professional services gross margin decreased to 22.0% for the three months ended September 30, 2022 compared to 22.9% in the same period in 2021 due largely to higher personnel and other allocated costs such as human resources, information technology, and office-related spending in the comparable periods, partially offset by an increase in professional services revenue. Furthermore, fewer in-person professional services engagements and deployments during the three months ended September 30, 2021 as compared to the three months ended September 30, 2022 led to temporarily improved margins in the prior year. Gross margin increased slightly to 71.4% for the three months ended September 30, 2022 compared to 71.3% for the three months ended September 30, 2021.

Sales and Marketing Expense

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$54,912	$42,071	$12,841	30.5%
% of revenue	46.6%	45.5%

Sales and marketing expense increased $12.8 million, or 30.5%, in the three months ended September 30, 2022 compared to the same period in 2021, primarily due to a $8.4 million increase in sales and marketing personnel costs, a $5.0 million increase in overhead costs, and a $0.4 million increase in marketing costs, which were partially offset by a $0.9 million decrease in professional fees. Personnel costs increased due to an increase in sales and marketing personnel headcount of 24.5% from September 30, 2021 to September 30, 2022 in addition to increased wages and fringe benefits, a $1.3 million increase in commissions expense due to increased sales, and a $1.2 million increase in stock-based compensation expense. Overhead costs increased due to increases in certain allocated costs tied directly to our growth such as spending for offices, human resources costs, and information technology infrastructure. Additionally, travel and entertainment expense increased due to a higher number of in-person engagements and events as compared to the prior year. Marketing costs increased due to an increase in advertising expense stemming from an increase in the number of advertising campaigns launched in the three months ended September 30, 2022 relative to the three months ended September 30, 2021. Professional fees decreased due to a decrease in the use of third-party sales and marketing consultants for certain initiatives.

Research and Development Expense

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Research and development	$37,623	$26,510	$11,113	41.9%
% of revenue	31.9%	28.7%

Research and development expense increased $11.1 million, or 41.9%, in the three months ended September 30, 2022 compared to the same period in 2021, primarily due to a $9.3 million increase in research and development personnel costs, a $1.4 million increase in overhead costs, and a $0.4 million increase in professional fees. Personnel costs increased due to an increase in research and development personnel headcount of 25.6% from September 30, 2021 to September 30, 2022 in addition to increased wages and fringe benefits, coupled with a $2.2 million increase in stock-based compensation expense. Overhead costs increased due to increases in certain allocated costs tied directly to our growth such as spending for offices, human resources costs, and information technology infrastructure. Professional fees increased due to an increase in consulting fees stemming from higher usage of external resources to assist in our platform development efforts.

General and Administrative Expense

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
	(dollars in thousands)
General and administrative expense	$29,357	$20,226	$9,131	45.1%
% of revenue	24.9%	21.9%

General and administrative expense increased $9.1 million, or 45.1%, in the three months ended September 30, 2022 compared to the same period in 2021, primarily due to a $6.6 million increase in general and administrative personnel costs and a $2.8 million increase in overhead costs, both of which were partially offset by a $0.3 million decrease in professional fees. Personnel costs increased due to an increase in general and administrative personnel headcount of 38.2% from September 30, 2021 to September 30, 2022 in addition to increased wages and fringe benefits, as well as a $2.2 million increase in stock-based compensation expense. Overhead costs increased primarily due to an increase in certain allocated costs tied to our growth such as insurance premiums, information technology spending, human resources costs, and office-related expenses. Professional fees decreased due to a $2.1 million decline in legal fees incurred relative to the three months ended September 30, 2021, which was substantially offset by a $1.7 million increase in consulting fees.

Other Non-Operating Expense, Net

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Other expense, net	$5,876	$2,329	$3,547	***
% of revenue	5.0%	2.5%
*** Indicates a percentage that is not meaningful.

Other expense, net was $5.9 million in the three months ended September 30, 2022 compared to other expense, net of $2.3 million in the three months ended September 30, 2021. This change was primarily due to $6.1 million in foreign exchange losses in the three months ended September 30, 2022 as compared to $2.3 million in foreign exchange losses in the three months ended September 30, 2021. The primary reason for the increase in foreign exchange losses was the strengthening of the U.S. dollar against the British pound, Euro, and Swiss franc.

Interest Expense

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Interest expense	$89	$72	$17	23.6%
% of revenue	0.1%	0.1%

Interest expense increased by a nominal amount in the three months ended September 30, 2022 compared to the same period in 2021, primarily due to slightly higher commitment fees on the letters of credit outstanding.

Comparison of the Nine Months Ended September 30, 2022 and 2021

Revenue

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Revenue
Subscriptions	$246,908	$187,952	$58,956	31.4%
Professional services	95,297	76,319	$18,978	24.9%
Total revenue	$342,205	$264,271	$77,934	29.5%

Total revenue increased $77.9 million, or 29.5%, in the nine months ended September 30, 2022 compared to the same period in 2021 due to an increase in our subscriptions revenue of $59.0 million and an increase in our professional services revenue of $19.0 million. The increase in subscriptions revenue was driven largely by a $42.8 million increase in cloud subscription revenue, a $14.3 million increase in on-premises subscription revenue, and a $1.9 million increase in maintenance and support revenue. With respect to new versus existing customers, there was a $46.4 million increase in subscriptions revenue stemming from expanded deployments and corresponding sales of additional subscriptions to existing customers while $12.3 million of the increase was the result of sales of subscriptions to new customers. The increase in professional services revenue was due primarily to a $14.8 million increase in sales to new customers, in addition to a $4.2 million increase in revenue from existing customers.

Cost of Revenue

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Cost of revenue
Subscriptions	$26,065	$19,806	$6,259	31.6%
Professional services	72,011	56,065	$15,946	28.4%
Total cost of revenue	$98,076	$75,871	$22,205	29.3%
Subscriptions gross margin	89.4%	89.5%
Professional services gross margin	24.4%	26.5%
Total gross margin	71.3%	71.3%

Cost of revenue increased $22.2 million, or 29.3%, in the nine months ended September 30, 2022 compared to the same period in 2021, primarily due to a $13.6 million increase in professional services and product support personnel costs, a $4.0 million increase in hosting costs, a $2.2 million increase in contractor costs, a $1.2 million increase in travel and entertainment expenses, and a $1.2 million increase in overhead costs. Personnel costs increased due to an increase in professional services and product support personnel headcount of 15.9% from September 30, 2021 to September 30, 2022 in addition to increased wages and fringe benefits, coupled with a $1.2 million increase in stock-based compensation. Hosting costs increased as sales of our cloud offering increased in the nine months ended September 30, 2022. Contractor costs increased in the nine months ended September 30, 2022 compared to the same period in 2021 due to an increase in the usage of subcontractors and consultants for professional services engagements. Travel and entertainment expenses increased due to a larger number of in-person engagements, events, and other business-related traveling. The increase in overhead costs was due largely to an increase in certain allocated costs tied directly to our growth such as spending for offices, human resources costs, and information technology infrastructure.

Subscriptions gross margin was 89.4% for nine months ended September 30, 2022 as compared to 89.5% for the nine months ended September 30, 2021. Revenue from our cloud offering increased and became a larger proportion of our overall subscriptions revenue. However, the increase in revenue was offset by increased hosting costs. Professional services gross margin decreased to 24.4% for the nine months ended September 30, 2022 compared to 26.5% in the same period in 2021 due largely to higher personnel and human resources costs in the current year, partially offset by an increase in professional services revenue. Furthermore, fewer in-person professional services engagements and deployments during the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2022 led to temporarily improved margins in the prior year. Based on the above offsetting factors, gross margin remained consistent at 71.3% for the nine months ended September 30, 2022 and 2021.

Sales and Marketing Expense

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$157,104	$118,575	$38,529	32.5%
% of revenue	45.9%	44.9%

Sales and marketing expense increased $38.5 million, or 32.5%, in the nine months ended September 30, 2022 compared to the same period in 2021, primarily due to a $23.4 million increase in sales and marketing personnel costs, an $11.3 million increase in overhead costs, and a $5.5 million increase in marketing costs, which were partially offset by a $1.6 million decrease in professional fees. Personnel costs increased due to an increase in sales and marketing personnel headcount of 24.5% from September 30, 2021 to September 30, 2022, in addition to increased wages and fringe benefits, increased sales commissions driven by our revenue growth, and a $3.0 million increase in stock-based compensation expense. Overhead costs increased due to increases in certain allocated costs tied directly to our growth such as spending for offices, human resources costs, and information technology infrastructure. Additionally, travel and entertainment expenses increased due to a higher number of in-person engagements and events relative to the prior year. Marketing costs increased due to an increase in the number of marketing events held during the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021, including spending on our annual user conference Appian World, which resumed its in-person format in April 2022. Additionally, marketing costs increased due to an increase in spending on advertising campaigns. Professional fees decreased due to a decrease in the use of third-party sales and marketing consultants for certain initiatives.

Research and Development Expense

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Research and development	$101,401	$71,062	$30,339	42.7%
% of revenue	29.6%	26.9%

Research and development expense increased $30.3 million, or 42.7%, in the nine months ended September 30, 2022 compared to the same period in 2021, primarily due to a $25.1 million increase in research and development personnel costs, a $3.9 million increase in overhead costs, and a $1.3 million increase in professional fees. Personnel costs increased due to an increase in research and development personnel headcount of 25.6% from September 30, 2021 to September 30, 2022 in addition to increased wages and fringe benefits, coupled with a $5.5 million increase in stock-based compensation expense. Overhead costs increased due to increases in certain allocated costs tied directly to our growth such as spending for offices, human resources costs, and information technology infrastructure. Professional fees increased due to an increase in consulting fees stemming from higher usage of external resources to assist in our platform development efforts.

General and Administrative Expense

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
	(dollars in thousands)
General and administrative expense	$90,014	$56,726	$33,288	58.7%
% of revenue	26.3%	21.5%

General and administrative expense increased $33.3 million, or 58.7%, in the nine months ended September 30, 2022 compared to the same period in 2021, primarily due to a $16.6 million increase in professional fees, an $8.8 million increase in overhead costs, and a $7.8 million increase in general and administrative personnel costs. Professional fees increased due to higher legal fees incurred in connection with two separate lawsuits, one involving an effort to enforce our intellectual property rights and one involving reciprocal false advertising and related claims with a competitor. Refer to Item 1. Legal Proceedings, within Part II of this Form 10-Q for further information. Overhead costs increased primarily due to an increase in certain allocated costs tied to our growth such as insurance premiums, information technology spending, human resources costs, and office-related expenses. Personnel costs increased due to an increase in general and administrative personnel headcount of 38.2% from September 30, 2021 to September 30, 2022 in addition to increased wages and fringe benefits.

Other Non-Operating Expense, Net

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Other expense, net	$12,815	$4,141	$8,674	***
% of revenue	3.7%	1.6%
*** Indicates a percentage that is not meaningful.

Other expense, net was $12.8 million in the nine months ended September 30, 2022 compared to other expense, net of $4.1 million in the nine months ended September 30, 2021. This change was primarily due to $14.5 million in foreign exchange losses in the nine months ended September 30, 2022 as compared to $4.3 million in foreign exchange losses in the nine months ended September 30, 2021. The primary reason for the increase in foreign exchange losses was the strengthening of the U.S. dollar against the British pound, Euro, and Swiss franc.

Interest Expense

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Interest expense	$222	$233	$(11)	(4.7)%
% of revenue	0.1%	0.1%

Interest expense decreased by a nominal amount in the nine months ended September 30, 2022 compared to the same period in 2021, primarily due to lower commitment fees on the letters of credit outstanding.

Liquidity and Capital Resources

The following table presents selected financial information and statistics pertaining to liquidity and capital resources as of September 30, 2022 and December 31, 2021:

	As of
	September 30, 2022	December 31, 2021
Cash and cash equivalents	$51,802	$100,796
Short-term investments and marketable securities	40,885	55,179
Property and equipment, net	38,692	36,913
Long-term investments	—	12,044
Working capital*	71,531	121,752
* Defined as current assets net of current liabilities, excluding the current portion of restricted cash

As of September 30, 2022, we had $51.8 million of cash and cash equivalents and $40.9 million of short-term investments and marketable securities. We believe our existing cash and cash equivalents and short-term investments and marketable securities, together with any positive cash flows from operations and available borrowings under our line of credit, will be sufficient to support working capital and capital expenditure requirements for at least the next 12 months.

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

As of September 30, 2022, we had a $20.0 million revolving line of credit with a lender, and as of that date, we had no outstanding borrowings and were in compliance with all covenants.

To further help strengthen our financial position and support our growth initiatives, on November 3, 2022, we entered into a new Senior Secured Credit Facilities Credit Agreement (the “Credit Agreement”) which provides for a five-year term loan facility in an aggregate principal amount of $100.0 million and, in addition, up to $50.0 million for a revolving credit facility, including a letter of credit sub-facility in the aggregate availability amount of $15.0 million and a swingline sub-facility in the aggregate availability amount of $10.0 million (as a sublimit of the revolving loan facility). The new Credit Agreement matures on November 3, 2027. We will use the proceeds from the $100.0 million term loan to fund the continued growth of our business and support our working capital requirements. The new Credit Agreement replaces our existing Line of Credit that was in place as of September 30, 2022.

We expect future sources of funds to consist primarily of cash generated from sales of subscriptions and the related professional services. We may also elect to raise additional sources of funding through draws on our new revolving credit facility, entering into new debt financing arrangements, or conducting additional public offerings. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of spending to support research and development efforts, the expansion of sales and marketing activities, particularly internationally, the introduction of new and enhanced products and functions as well as platform enhancements and professional services offerings, and the level of market acceptance of our applications.

Uses of Funds

Our current principal uses of cash are funding operations and other working capital requirements. Historically, we have also utilized cash to pay for the acquisition of businesses that were complementary to ours, and we may pursue similar opportunities in the future. Over the past several years, revenue has increased significantly from year to year and, as a result, cash flows from customer collections have also grown. However, as we continue to invest in growing our business, operating expenses have also increased. Outside of cash used in operations, other uses of cash in 2022 to date have included capital expenditures related to the expansion of our headquarters and purchases of short-term investments. Non-operating cash uses in the prior year through September 30, 2021 consisted primarily of the acquisition of Lana Labs and modest capital expenditures.

Furthermore, in 2021 we executed a non-cancellable cloud hosting arrangement with Amazon Web Services that contains provisions for minimum purchase commitments. Purchase commitments under the agreement total $131.0 million over five years, including $22.0 million in the first year, $25.0 million in the second year, and $28.0 million in each of the third, fourth, and fifth years. The timing of payments under the agreement may vary, and the total amount of payments may exceed the minimum depending on the volume of services utilized. Spending under this agreement for the nine months ended September 30, 2022 totaled $24.8 million.

Historical Cash Flows

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Beginning cash, cash equivalents, and restricted cash	$103,960	$112,462	$(8,502)	(7.6)%
Operating activities:
Net loss	(116,503)	(62,796)	(53,707)	85.5
Stock-based compensation and other non-cash adjustments	31,771	21,349	10,422	48.8
Changes in working capital	(9,226)	6,949	(16,175)	***
Net cash used by operating activities	(93,958)	(34,498)	(59,460)	***

Investing activities:
Net cash provided by investing activities	20,342	51,390	(31,048)	(60.4)

Financing activities:
Net cash provided by financing activities	25,205	2,375	22,830	***
Effect of exchange rates	(1,694)	(1,367)	(327)	23.9
Net change in cash	(50,105)	17,900	(68,005)	***
Ending cash, cash equivalents, and restricted cash	$53,855	$130,362	$(76,507)	(58.7)%
*** Indicates a percentage that is not meaningful.

Operating Activities

Net cash used by operating activities was $94.0 million for the nine months ended September 30, 2022 as compared to $34.5 million used by operating activities for the nine months ended September 30, 2021. The increase in net cash used by operating activities was primarily due to a $53.7 million increase in net losses, most notably driven by the increase in operating expenses as discussed above. In addition, the increase in cash used by operating activities for the nine months ended September 30, 2022 was attributed to a decline in cash flows from working capital of $16.2 million. This change in working capital is comprised primarily of a $14.5 million decrease in accounts payable and accrued expenses due to timing, a $9.5 million increase in prepaid expenses and other assets driven by higher prepayments under the AWS cloud hosting arrangement, and a $3.2 million decrease in other current and non-current liabilities due in part to the decrease in the escrow liability related to the Lana Labs acquisition.

Investing Activities

Net cash provided by investing activities was $20.3 million for the nine months ended September 30, 2022 as compared to $51.4 million provided by investing activities for the nine months ended September 30, 2021. Net cash provided by investing activities was primarily impacted by $31.2 million increase in purchases of investments during the nine months ended September 30, 2022, a $3.4 million increase in capital expenditures, and a $27.2 million decrease in proceeds from the sale of investments. Partially offsetting these increases was a $30.7 million decrease in payments for business acquisitions due to the August 2021 acquisition of Lana Labs.

Financing Activities

Net cash provided by financing activities was $25.2 million for the nine months ended September 30, 2022 as compared to $2.4 million provided by financing activities for the nine months ended September 30, 2021. The increase in net cash provided by financing activities was primarily due to $23.8 million in proceeds received from the exercise of the 2019 CEO stock option during the nine months ended September 30, 2022.

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

Interest Rate Risk

We had total cash, cash equivalents, and restricted cash of $53.9 million as of September 30, 2022, which consisted of a money market fund, cash in readily available checking accounts, and overnight repurchase investments. These instruments, which are not dependent on interest rate fluctuations that may cause principal amounts to fluctuate, are held for reinvestment and working capital purchases.

In addition, as of September 30, 2022, we held $40.9 million of fixed income securities such as U.S. Treasuries, commercial paper, corporate bonds, and asset-backed securities. These securities are subject to market risk due to fluctuations in interest rates, which may affect our interest income and the fair value of our investments. We classify investments as available-for-sale, including those with stated maturities beyond twelve months. As such, no gains or losses due to changes in interest rates are recognized in our consolidated statements of operations unless such securities are sold prior to maturity or due to expected credit losses. A hypothetical 100 basis point change in interest rates would not have had a material effect on the fair market value of our investment portfolio as of September 30, 2022. To date, fluctuations in interest income have also not been significant. Our investments are made for the purpose of preserving capital, fulfilling liquidity needs, and maximizing total return. We do not enter into investments for trading or speculative purposes.

As of September 30, 2022, we had no outstanding borrowings.

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

Foreign Currency Exchange Risk

Our reporting currency is the U.S. dollar. Due to our international operations, we have foreign currency risks related to revenue and operating expenses denominated in currencies other than the U.S. dollar, primarily the Australian dollar, Swiss franc, British pound, and Euro. Our international sales contracts are primarily denominated in the local currency of the customer making the purchase. In addition, a portion of operating expenses are incurred outside the United States and are denominated in foreign currencies. Increases in the relative value of the U.S. dollar to other currencies will negatively affect revenue and net operating results as expressed in U.S. dollars. Based on a sensitivity analysis, a 10% change in the foreign currency exchange rates for the nine months ended September 30, 2022 would have impacted our total revenue by approximately 3% and operating loss by approximately 2%. This calculation assumes all currencies change in the same direction and proportion relative to the U.S. dollar.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. Based on the evaluation of our disclosure controls and procedures as of September 30, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

PART II—OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Other than as discussed below, during the period covered by this report, there were no material developments in the legal proceedings disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022.

Pegasystems Litigation

On May 29, 2020, we filed a civil complaint against Pegasystems, Inc. (“Pegasystems”) and Youyong Zou, a Virginia resident, in the Circuit Court for Fairfax County, Virginia. Appian Corp v. Pegasystems Inc. & Youyong Zou, No. 2020-07216 (Fairfax Cty. Ct.). On May 10, 2022, we announced the jury awarded us $2.036 billion in damages for misappropriation of our trade secrets and $1 in damages for violating the Virginia Computer Crimes Act. Pegasystems filed several post-trial motions seeking relief in the form of reducing the damages award or setting aside the jury’s verdict and either granting a new trial or entering judgment in Pegasystems’ favor. All of these motions were denied, and final judgment was entered by the Court on September 15, 2022. The final judgment reaffirmed the $2.036 billion in damages and also ordered Pegasystems to pay Appian $23.6 million in attorney's fees associated with the case as well as statutory post-judgment interest on the judgment at an annual rate of 6%, or approximately $122.0 million per year. Defendant Youyong Zou has satisfied the judgment of $5,000 (plus interest) against him in lieu of appealing that judgment. On September 15, 2022, Pegasystems filed a notice of appeal. Pegasystems is not required to pay us the judgment, attorney’s fees, or post-judgment interest until all appeals are exhausted. We cannot predict the outcome of any appeals or the time it will take to resolve them. Like any judgment, there is no guarantee we will be able to collect all or any portion of the judgment.

On July 3, 2019, Pegasystems filed a claim against us and BPM.com, Inc., a market analyst company, in U.S. District Court for the District of Massachusetts alleging, among other things, that we had engaged in false advertising by re-publishing a study by BPM.com comparing us favorably to Pegasystems and by failing to disclose we commissioned the study. Pegasystems Inc. v. Appian Corp. & Business Process Management Inc., No. 1:19-cv-11461 (D. Mass). We filed counterclaims against Pegasystems for false advertising, alleging numerous marketing and advertising materials used by Pegasystems were false and/or misleading. We also made a claim for defamation against Pegasystems based on public statements by Pegasystems’ executives. The Court issued a summary judgment ruling on September 30, 2022, granting in part and denying in part each party’s motions, and narrowing the damages and claims in the case. The Court also set a trial on each party’s claims for January 2023. We continue to believe Pegasystems’ claims are without merit.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a.Recent Sales of Unregistered Equity Securities

Not applicable.

b.Use of Proceeds

Not applicable.

c.Issuer Purchases of Equity Securities

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased under the plan (2)
July 1 to July 31, 2022	3,885	$51.00	3,885	956,130
August 1 to August 31, 2022	4,036	$54.00	4,036	952,094
September 1 to September 30, 2022	4,939	$42.98	4,939	947,155
Total	12,860	$48.86	12,860	947,155
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

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

The information set forth below is included herein for purposes of providing disclosure under various items of Form 8-K.

Item 1.01 Entry into a Material Definitive Agreement

Senior Secured Credit Facilities Credit Agreement

On November 3, 2022, we entered into a Senior Secured Credit Facilities Credit Agreement (the “Credit Agreement”) with the several banks and other financial institutions or entities from time to time parties to the Credit Agreement, as lenders (collectively, referred to as the “Lender”), and Silicon Valley Bank, as administrative agent and collateral agent for the Lender (in such capacity, the “Agent”) that replaces our existing Third Amended and Restated Loan and Security Agreement dated as of November 1, 2017, as amended by that certain First Loan Modification Agreement dated as of December 30, 2021, and as further amended by that certain Second Loan Modification Agreement dated as of January 28, 2022 (and as further amended, restated, supplemented, or otherwise modified from time to time prior to the day hereof, the “Original Loan Agreement”).

The Credit Agreement provides for a five-year term loan facility in an aggregate principal amount of $100.0 million and up to $50.0 million for a revolving credit facility, including a letter of credit sub-facility in the aggregate availability amount of $15.0 million and a swingline sub-facility in the aggregate availability amount of $10.0 million (as a sublimit of the revolving loan facility). We will use the facility for funding general corporate purposes and working capital.

Under the Credit Agreement, we may elect whether amounts drawn bear interest on the outstanding principal amount at a rate per annum equal to either (a) the higher of the Prime rate or the Federal Funds Effective (“Base Rate”) rate plus 0.5%, or (b) the forward-looking term rate based on the secured overnight financing rate (“Term SOFR”), plus a margin. During the first three years of the Credit Agreement, the additional interest rate margin ranges from 1.5% to 2.5% in the case of Base Rate advances and from 2.5% to 3.5% in the case of Term SOFR advances, depending on our debt to recurring revenue leverage ratio. During the final two years of the Credit Agreement, the interest rate margin ranges from 0.5% to 2.5% in the case of Base Rate advances and from 1.5% to 3.5% in the case of Term SOFR advances, depending on our debt to Consolidated Adjusted EBITDA (as defined in the Credit Agreement) leverage ratio. Our obligations are secured on a senior lien basis by a security interest, in all of our right, title, and interest in, to and under substantially all of our assets, including our intellectual property, subject to limited exceptions, including permitted liens.

The Credit Agreement contains customary representations, warranties and covenants, including covenants by us limiting additional indebtedness, guaranties, liens, fundamental changes, mergers and consolidations, dispositions of assets, investments, paying dividends on capital stock or redeeming, repurchasing or retiring capital stock, or prepaying certain junior indebtedness and preferred stock, certain corporate changes, and transactions with affiliates. The Credit Agreement also provides for events of default customary for term loans of this type, including but not limited to non-payment, breaches or defaults in the performance of covenants, insolvency, bankruptcy, and the occurrence of a material adverse effect on us.

The foregoing description of the Credit Agreement does not purport to be complete and is qualified in its entirety by reference to the Credit Agreement to be filed as an exhibit to our report on Form 10-K for the year ending December 31, 2022, at which time it will be incorporated herein by reference.

Item 1.02 Termination of a Material Definitive Agreement

As described in Item 1.01 of this report, the Original Loan Agreement was replaced by the Credit Agreement and terminated as of November 3, 2022.

Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers

On November 1, 2022, Michael Devine notified us he would be resigning from the Board of Directors (the “Board”) and as Chair of the Audit Committee, effective as of December 31, 2022. Mr. Devine informed us that his decision to resign as a director was not due to any disagreements with the Board or our executives.

On November 1, 2022, the Board appointed Shirley Edwards to the Board, effective as of January 1, 2023, to serve until our annual meeting of stockholders to be held in 2023. Ms. Edwards was also appointed to serve on and as the Chair of the Audit Committee, effective as of January 1, 2023.

From 2002 to 2022, Ms. Edwards was a partner at EY (formerly Ernst & Young LLP), most recently serving as Global Client Service Partner from 2017 to 2022. Ms. Edwards has also served as a board member for Girls Scouts of the Nation’s Capital and Leadership Greater Washington and on the Pamplin College of Business Advisory Council for Virginia Tech and National Capital Region Advisory Board for the American Red Cross. Ms. Edwards holds a B.S. in Accounting from Virginia Tech and is a licensed CPA.

The Board has determined Ms. Edwards is independent in accordance with our corporate governance guidelines and applicable requirements of The Nasdaq Stock Market and the Securities and Exchange Commission. Ms. Edwards is not a party to any transaction involving us required to be disclosed under Item 404(a) of Regulation S-K. There are no arrangements or understandings between Ms. Edwards and any other person pursuant to which she was selected as a director.

In accordance with our non-employee director compensation policy, Ms. Edwards will receive an annual board service retainer of $250,000. The annual retainers are paid one-half in the form of cash and one-half in the form of fully-vested shares of Class A common stock of Appian.

On November 1, 2022, the compensation committee of the Board approved to award a one-time bonus of $1,000,000 to Chris Winters, our General Counsel. This bonus was awarded to Mr. Winters with respect to his outstanding leadership of the Legal Department.

Item 6. EXHIBITS

Exhibit No.	Description	Reference
10.1	Employment Agreement, dated as of October 14, 2022, by and between Appian Corporation and Christopher Jones.+	Attached.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Attached.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Attached.

32.1*	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Attached.

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.	Attached.

101.SCH	XBRL Taxonomy Extension Schema Document	Attached.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Attached.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Attached.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Attached.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Attached.

104	Cover page formatted as Inline XBRL and contained in Exhibit 101	Attached.
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

APPIAN CORPORATION

November 3, 2022	By:	/s/ Matthew Calkins	/s/ Mark Matheos
		Name: Matthew Calkins	Name: Mark Matheos
		Title: Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	Title: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)