Form 10-K
period 2022-12-31
APPIAN CORP
filed 2023-02-16
CIK 1441683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐    No  ☒

As of June 30, 2022, the aggregate market value of the registrant’s voting Class A common stock and Class B common stock held by non-affiliates of the registrant was $1,025.3 million and $95.6 million, respectively, based on a closing price of $47.36 per share of the registrant’s Class A common stock as reported on The Nasdaq Global Market on June 30, 2022. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

As of February 13, 2023, there were 41,338,629 shares of the registrant’s Class A common stock and 31,497,596 shares of the registrant’s Class B common stock, each with a par value of $0.0001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for its 2023 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K.

PART I

Item 1. Business.

Overview

Appian Corporation (together with its subsidiaries, “Appian,” “the Company,” “we,” or “our”) provides a process automation platform that helps organizations unleash digital innovation and drive efficiency. Appian was founded on the optimistic premise that when given a platform to do so, people will embrace the opportunity to transform the way they work. We combine people, technologies, and data in end-to-end processes that maximize our customers' resources and dramatically improve business results.

Our unified platform for process automation is a key differentiator in the marketplace. Today, we are one of the only enterprise software vendors that offer Workflow, Artificial Intelligence, or AI, Robotic Process Automation, or RPA, Data Fabric, and Process Mining in one fully integrated low-code platform. The result is a platform that makes it easier and faster to address complex use cases, particularly those that involve multiple departments within an organization and their external customers and vendors.

Organizations across all industries are digitally transforming by leveraging software to automate and optimize mission-critical operations, enhance customer experiences, and drive competitive differentiation. Historically, organizations have relied on off-the-shelf packaged software and custom software solutions to operationalize and automate their businesses. Packaged software often fails to address unique use cases or to enable differentiation. It also requires organizations to adapt their business (processes, systems of record, etc.) to the software package, as opposed to adapting the software to their unique business needs. While traditional custom software solutions can be differentiated and tailored to meet strategic objectives, development requires a long, iterative, and cumbersome process, as well as costly integration that relies on scarce developer talent. Our platform greatly reduces the iterative development process, allowing for real-time optimization and ultimately shortening the time it takes to design, build, and deploy applications.

Our go-to-market strategy consists of both direct sales and sales through strategic partners. We sell our software almost exclusively through subscriptions. We intend to grow our revenue both by adding new customers and increasing the number of users or applications built on our platform at existing customers. Our strategic partners include industry-leading global system integrators, software vendors, and cloud and technology providers. We intend to continue to invest in our partner ecosystem, with a particular emphasis on expanding our strategic alliances and cloud-focused partnerships with global system integrators.

The Appian Platform

Our platform is the only fully integrated automation platform that enables organizations to transform the way they work, allowing them to design, automate, and optimize end-to-end processes and complex business operations. Global organizations use the Appian Platform to improve customer and employee experiences, achieve operational excellence, and simplify global risk management and compliance.

We believe effective processes are at the heart of highly successful organizations. Appian helps our customers master and scale up their unique business processes. Our platform allows organizations to deliver excellent customer experiences, maximize operational efficiency, and effortlessly ensure compliance with laws and regulations. We provide a unified platform with the capabilities our customers need to quickly achieve process excellence. These capabilities include a unified toolset for data, process automation, total experience, and process optimization that supports data-driven decision-making, enhanced customer experiences, and optimized processes for maximum efficiency and effectiveness.

TOTAL EXPERIENCE
Web & Mobile
Open Cloud
Low-Code
Portals
OPTIMIZATION
Process Analytics
Process Mining
PROCESS AUTOMATION
AUTOMATION
Workflow
Rules
RPA
AI
Integration Library
Data Fabric
Appian Protect
DATA

Automation

Our platform provides a comprehensive range of native automation capabilities that enable our customers to streamline their operations. The Appian Process Modeler allows organizations to connect customers, employees, systems, AI, and software robots in end-to-end processes for complete control over business operations. Our business rules technology allows organizations to encode and enforce policies and routing decisions that reduce risk, while our native RPA and AI enable organizations to automate process steps to deliver greater efficiency and increase customer and employee satisfaction. We sell our platform as a unified set of automation technologies that accelerates customer implementation times and return on investment.

Data Fabric

Our patented data fabric architecture delivers an innovative solution, enabling organizations to make informed decisions and intelligently route processes from a 360-degree view of business operations. The architecture comprises an extensive library of integration adapters to enterprise systems that integrate previously siloed data into a single, powerful data fabric. In addition, the secure infrastructure of our data fabric architecture provides a safe environment for storing and handling sensitive information, ensuring that confidential data remains protected. The unique and patented design of our data fabric architecture sets it apart from other solutions on the market, providing organizations with a comprehensive platform for making data-driven decisions and optimizing workflows through intelligent process routing and gaining a complete view of their business operations.

Total Experience

Our complete platform further extends our customers’ ability to engage external and internal users in a total experience that merges the customer journey with the employee experience. Our patented Self-Assembling Interface Layer, or SAIL, technology and utilization of low-code design allow our customers to quickly create dynamic and intuitive user experiences and deploy them across web and mobile devices. Our customers then use our platform to seamlessly engage users with their business processes across digital touchpoints, such as Internet of things, or IoT, devices, chatbots, or virtual personal assistants, no matter where they are located.

Optimization

Our integrated process analytics and mining capabilities enable customers to measure and track their process performance accurately. With this functionality, our customers gain a deeper understanding of their business operations and pinpoint areas for improvement. Using this data, customers can drive continuous process improvement and optimize their processes for maximum efficiency and effectiveness. These features provide customers with the necessary insights to make informed decisions and optimize their operations to meet the evolving needs of their business.

Go-to-Market Strategy

Our go-to-market strategy consists of both direct sales and sales through strategic partners. We sell our software almost exclusively as subscriptions. We intend to grow our revenue by adding new customers, increasing the product usage of existing customers, and expanding product usage across new business processes and applications. Our strategic partners work with organizations undergoing digital transformation projects, and when they recognize an opportunity for our platform, they often introduce us to potential customers.

Many of our customers begin by building a single application and grow to create dozens of applications on our platform, which implicitly increases their return on investment. Generally, the development of new applications results in the expansion of our product usage within an organization and a corresponding increase in our revenue due to subscription fees. Every additional application an organization creates on our platform increases the value of our platform for that organization because it further integrates people, processes, and data and facilitates knowledge sharing. Applications built on our platform may be used only on our platform and only while customers have active subscriptions, creating a substantial incentive for customers to avoid the difficulties and costs associated with moving to a different software platform. At the same time, our industry-leading Customer Success team helps customers to build and deploy applications on our platform to achieve their digital transformation goals more quickly.

Our Growth Strategy

Key elements of our growth strategy include:

•Expand our customer base. We continue to grow our customer base in various industries, including financial services, government, life sciences, insurance, manufacturing, energy, healthcare, telecommunications, and transportation. We believe the market for our platform is still in its early stages, and we have a significant opportunity to add additional large enterprise and government customers globally. We offer the Appian Community Edition, a free trial platform with guided learning for our prospects and customers to quickly access the Appian Platform for up to 15 users. Once prospects or customers decide to move forward from trial to transaction, they can transfer from the Appian Community Edition over to a production environment with a seamless export.
•Grow revenue from key industry verticals. While our platform is industry-agnostic, we continue to make investments to enhance the expertise of our sales and marketing organization within our key industry verticals of financial services, government, insurance, and life sciences. In 2022, we generated over 71% of our subscriptions revenue from customers in these verticals. We believe focusing on the digital transformation needs of organizations within these industry verticals helps drive adoption of our platform.
•Continue to innovate and enhance our platform. We continue to invest in research and development to strengthen our platform and expand the number of features available to our customers. We offer multiple upgrades each year that allow our customers to benefit from ongoing innovation. As we continue to increase the functionality of our platform and further reduce the amount of developer skill required to quickly deliver value for our customers, we believe we have the potential to expand the use of our platform.
•Offer industry solutions to accelerate customer usage. Our platform enables our customers to build applications quickly. Appian and our partners offer pre-built solutions in certain of our key industries such as financial services, government acquisition, and insurance to give our customers an even faster start. Every Appian solution is built on our platform and designed to be standardized, upgradeable, and compatible with each other.

•Expand our international footprint. Our platform is designed to be natively multilingual to facilitate collaboration and address challenges in multinational organizations. Appian Cloud meets the data residency requirements of our global customers by operating in 15 countries across 31 regions and 99 availability zones. In 2022, approximately 34% of our total revenue was generated from customers outside of the United States. As of December 31, 2022, we were operating in 15 countries, and we believe we have a significant opportunity to continue to grow our international footprint. We are investing in new geographies through direct and indirect sales channels, professional services and customer support, and implementation partners.
•Grow our partner base. We have strategic partnerships including with KPMG, Accenture, PwC, EY, Infosys, Wipro, and Deloitte. These partners work with organizations undergoing digital transformation projects. When they recognize an opportunity for our platform, they introduce us to potential customers. Additionally, they leverage pre-built solutions using our platform, delivering software license revenue to Appian. We intend to further grow our base of partners to provide broader customer coverage and solution delivery capabilities.

Sales and Marketing

Sales

Our sales organization is responsible for account acquisition and overall market development, which includes managing relationships with our customers. We also sell our software through our strategic partners. While our platform is industry-agnostic, we continue to make investments to enhance the expertise of our sales organization within our core industry verticals of financial services, government, insurance, and life sciences. We expect to continue to grow our sales headcount in all of our principal markets and expand into countries where we currently do not have a direct sales presence. We also intend to expand our partner base to provide broader customer coverage and solution delivery capabilities.

Marketing

Our marketing efforts focus on building our brand reputation and increasing market awareness of our platform. Marketing activities include sponsorship of, and attendance at, trade shows and conferences; our annual Appian World, Appian Europe, and Appian Asia, Pacific, and Japan conferences; social media, advertising, and other digital programs; management of our corporate website and partner portal; press outreach; and customer relations. As global concerns about the COVID-19 pandemic decline, we plan to responsibly increase the number of in-person marketing events as compared to 2020 through 2022.

Partner Strategy

We have a strong and growing ecosystem of partners that helps accelerate our customers' digital transformation initiatives and deliver customer value at scale. Our platform's ability to design, automate, and optimize end-to-end processes, and our partners' industry and functional domain experience help organizations digitally transform their businesses. Partners also allow us to offer industry-focused solutions that help our joint customers deliver end-to-end process control for crucial business functions.

We have strategic partnerships around the world including with companies such as KPMG, Accenture, PwC, EY, Infosys, Wipro, and Deloitte. These partners refer software subscription customers to us and generally perform professional services with respect to any new service contracts they originate, increasing our subscription revenue without any change to our professional services revenue. We expect professional services revenue to decline as a percentage of total revenue over time, since our growing strategic partner network may perform more of the professional services associated with our software subscriptions.

We are also growing our network of regional and channel partners further to expand our business into traditional and new markets. These partners provide delivery services, sales and marketing capabilities, and contract fulfillment.

Research and Development

Our ability to compete depends in large part on our continuous commitment to research and development and our ability to introduce new pre-built solutions, technologies, features, and capabilities in a timely manner. Our research and development organization is responsible for the design, development, testing, and release of our solutions and platform's new technologies, features and integrations. Our efforts are focused on developing new products and core technologies and further enhancing the functionality, reliability, performance, and flexibility of existing capabilities. We focus our efforts on anticipating customer demand in bringing new products and new versions of existing products to market in order to remain competitive in the marketplace. We plan to continue to invest in research and development to broaden and expand our platform capabilities.

Human Capital Resources and Management

Employees, Culture, and Labor Relations

Our distinct culture of innovation is an important contributor to our success as a company. We promote an inclusive environment where our employees can contribute their unique perspectives to help create transformative solutions for our customers. Our culture was purposefully cultivated by our four founders, who are still heavily involved in operating our business, including recruiting, interviewing, and educating new employees at Appian. Led by Matt Calkins, one of our founders and our Chief Executive Officer, we have grown our business organically by employing a unified team to maximize the cohesion and simplicity of our platform and our company.

We respect all people. We believe diversity of ideas and an inclusive environment are paramount to our continued success. We also believe our individual experiences, knowledge, and ways of working enable us to learn from one another and be innovative. We sponsor several affinity groups, initiated by employees, that aim to build stronger internal and external networks and partnerships, create a positive lasting impact through social and educational outreach, and create development opportunities for future leaders.

As of December 31, 2022, we had a total global workforce of 2,307 full-time employees, 1,668 of which were based in the United States. None of our U.S. employees are covered by collective bargaining agreements. We believe our employee relations are good, and we have not experienced any work stoppages. Additionally, we are subject to, and comply with, local labor law requirements in all countries in which we operate.

Talent Acquisition and Development

We have a robust talent acquisition program to attract, recruit, and retain new talent. We utilize an extensive campus recruiting program, provide an employee referral program, and offer opportunities for internal transfers, and competitive compensation and benefits programs. We also provide resources to help our employees grow in their current roles and build new skills, including access to Appian University, a system that houses Appian's in-house learning and development solutions.

Inclusion and Diversity

We respect all people. We believe diversity of ideas and an inclusive environment are paramount to our continued success. We also believe our individual experiences, knowledge, and ways of working enable us to learn from one another and discover creative solutions. We sponsor a number of affinity groups, initiated by employees, that aim to build stronger internal and external networks and partnerships, create a positive lasting impact through social and educational outreach, and create development opportunities for future leaders.

Facilities

As of December 31, 2022, we lease our headquarters office in McLean, Virginia, and we also have four leased offices in cities outside the United States. In addition to our leased offices, we occupied seven flexible workspaces outside of the United States. Our use of flexible workspaces is dependent upon our current business needs. We believe our facilities are adequate to meet our ongoing needs, including substantial rights to expand within certain properties we lease. If we require additional space in the future, we believe we will be able to obtain additional facilities on commercially reasonable terms.

Our Customers

 Our customers operate in various industries, including financial services, government, life sciences, insurance, manufacturing, energy, healthcare, telecommunications, and transportation. As of December 31, 2022, we had 925 customers, of which 712 customers were commercial and 213 customers were government or non-commercial entities. Generally, our sales team targets its efforts to organizations with over 2,000 employees and $2 billion in annual revenue. The number of customers paying us in excess of $1 million of annual recurring revenue has grown from 75 at the end of 2021 to 94 at the end of 2022. No single end customer accounted for more than 10% of our total revenue in 2022, 2021, or 2020.

Our Competition

Our main competitors fall into three categories: (1) providers of custom software solutions that address, or are developed to address, some of the use cases that applications developed on our platform target; (2) providers of low-code development platforms such as Microsoft, Salesforce.com, ServiceNow, OutSystems, and Mendix; and (3) providers of one or more automation technologies, including business process management, case management, process mining, and robotic process automation. Such providers include Pegasystems, Celonis, UiPath, SAP, and Oracle.

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

As of December 31, 2022, we had 11 granted patents and six patents pending related to our platform and its technology. None of our issued patents expire before 2034. We cannot provide complete assurance that any of our patent applications will result in the issuance of a patent or that the examination process will not require us to narrow our claims. Any patents we may be issued may be contested, circumvented, found unenforceable, or invalidated, and we may not be able to prevent third parties from infringing them. We also license software from third parties for integration into our products, including open source software and other software available on commercially reasonable terms. We control access to and use of our proprietary software and other confidential information through the use of internal and external controls, including contractual protections with employees, contractors, end customers, and partners, and our software is protected by U.S. and international copyright and trade secret laws.

Corporate Information

Our Class A common stock is listed on the Nasdaq Global Market under the symbol “APPN”.

Our corporate headquarters is located at 7950 Jones Branch Drive, McLean, Virginia 22102, and our telephone number is (703) 442-8844.

“Appian,” the Appian logo, and other trademarks or service marks of Appian Corporation appearing in this Annual Report on Form 10-K are the property of Appian Corporation. This Annual Report on Form 10-K contains additional trade names, trademarks, and service marks of others, which are the property of their respective owners. Solely for convenience, trademarks and trade names referred to in this Annual Report on Form 10-K exclude the ® or TM symbols.

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
•General macroeconomic conditions, including rising interest rates and inflation, slower growth or recession, and geopolitical turmoil;
•Future revenue, hiring plans, expenses, capital expenditures, capital requirements, and stock performance;
•Our ability to attract and retain qualified employees and key personnel and manage our overall headcount;
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
•The dual class structure of our common stock and the existing ownership of capital stock by Matt Calkins, our founder and Chief Executive Officer, has the effect of concentrating voting control with Mr. Calkins for the foreseeable future, which will limit the ability of others to influence corporate matters.
•Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of us more difficult, limit attempts by our stockholders to replace or remove our current management, and limit the market price of our Class A common stock.
•Our stock price may be volatile, and investors may lose some or all of their investment.

Item 1A. Risk Factors.

Our operations and financial results are subject to various risks and uncertainties including those described below and other information contained in this Annual Report on Form 10-K. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties we are unaware of, or we currently believe are not material, may also become important factors that adversely affect our business. If any of the following risks or others not specified below materialize, our business, financial condition, and results of operations could be materially and adversely affected, and the trading price of our Class A common stock could decline.

Risks Related to Our Business and Industry

Our recent growth may not be indicative of our future growth and, if we continue to grow, we may not be able to manage our growth effectively.

We have experienced rapid growth in our headcount and operations. We have also significantly increased the size of our customer base over the last several years. While we have expanded our operations and headcount in prior periods, it is not indicative of our future growth and we may modify our pace of hiring to align with our growth plans. Our growth has placed, and any future growth will place, a significant strain on our management, administrative, operational, and financial infrastructure. Our success will depend in part on our ability to manage this growth effectively and we will need to continue to improve our operational, financial, and management controls and our reporting systems and procedures. Failure to effectively manage our growth could result in difficulty or delays in deploying our platform to customers, declines in quality or customer satisfaction, increases in costs, difficulties in introducing new features, or other operational difficulties. Any of these difficulties could adversely impact our business performance and results of operations.

If we are unable to sustain our revenue growth rate, we may not achieve or maintain profitability in the future.

We have experienced revenue growth with revenue of $468.0 million, $369.3 million, and $304.6 million in 2022, 2021, and 2020, respectively. Although we have experienced rapid revenue growth historically, we may not continue to grow as rapidly in the future, and our revenue growth rates may decline. Any success we may experience in the future will depend in large part on our ability to, among other things:

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

Our main competitors fall into three categories: (1) providers of custom software and customer software solutions that address, or are developed to address, some of the use cases that can be addressed by applications developed on our platform; (2) providers of low-code development platforms such as Microsoft, Salesforce.com, ServiceNow, OutSystems, and Mendix; and (3) providers of one or more automation technologies, including BPM, case management, process mining, and RPA. Such providers include Pegasystems, Celonis, UiPath, Microsoft, SAP, and Oracle.

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

Our platform, which can be deployed in the cloud or on-premises, allows for the storage and transmission of our customers’ proprietary or confidential information, which may include trade secrets, personally identifiable information, personal health information, and payment card information. Any actual or perceived unauthorized access to, or security incidents affecting, our platform or the information stored on or transmitted by our platform, including through unauthorized and/or malicious activity by one of our employees, could result in the loss of information, litigation, regulatory investigations, penalties, indemnity obligations and other costs, expenses, and liabilities, which could exceed our existing insurance coverage and could result in a substantial financial loss. While we have security measures in place designed to protect customer information and prevent data loss and other security breaches, there can be no assurance these measures will be effective in protecting against malicious unauthorized access to our platform or our customers’ information. Similarly, if cyber incidents such as phishing attacks, viruses, denial of service attacks, supply chain attacks, malware installation, ransomware attacks, server malfunction, software or hardware failures, loss of data or other computer assets, adware, or other similar issues impair the integrity or availability of our systems by affecting our data or reducing access to or shutting down one or more of our computing systems or our IT network, we may be subject to negative treatment by our customers, our business partners, the press, and the public at large. Further, while security tested and techniques are in place and tested by third parties, because the techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Additionally, we may be subject to attacks on our networks or systems or attempts to gain unauthorized access to our proprietary or confidential information or other data we or our vendors maintain such as data about our employees. Such attacks and other breaches of security may occur as a result of malicious attacks, human error, social engineering, or other causes. Any actual or perceived breach of our security measures or failure to adequately protect our customers’ or our confidential or proprietary information could negatively affect our ability to attract new customers, cause existing customers to elect to not renew their subscriptions to our software, or result in reputational damage, any of which could adversely affect our operating results.

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

While we maintain general liability insurance coverage and coverage for errors or omissions, we cannot provide assurance such coverage will be adequate or otherwise protect us from liabilities or damages with respect to claims alleging compromises of personal data or that such coverage will continue to be available on acceptable terms or at all.

We derive a material portion of our revenue from a limited number of customers, and the loss of one or more of these customers could adversely impact our business, results of operations, and financial condition.

Our customer base is concentrated. For example, during the years ended December 31, 2022, 2021, and 2020, revenue from U.S. federal government agencies represented 19.2%, 19.6%, and 18.1% of our total revenue, respectively, and the top three U.S. federal government customers generated 4.5%, 5.6%, and 6.6% of our total revenue for the years ended December 31, 2022, 2021, and 2020, respectively. Further, nearly 11% of our subscription customers spent more than $1 million on our software in 2022. If we were to lose one or more of our significant customers, our revenue may significantly decline. In addition, revenue from significant customers may vary from period to period depending on the timing of renewing existing agreements or entering into new agreements. The loss of one or more of our significant customers could adversely affect our business, results of operations, and financial condition.

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

Governmental demand and payment for our platform may also be impacted by public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our platform. Governmental and highly regulated entities impose compliance requirements that are complicated, make pricing readily available, subject continued business to unpredictable competitive processes, or are otherwise time-consuming and expensive to satisfy. In the United States, applicable federal contracting regulations change frequently, and the President may issue executive orders requiring federal contractors to adhere to new compliance requirements after a contract is signed. If we commit to meet special standards or requirements and do not meet them, we could be subject to significant liability from our customers or regulators. Even if we do meet these special standards or requirements, the additional costs associated with providing our platform to government and highly regulated customers could harm our operating results. Moreover, changes in the underlying statutory and regulatory conditions that affect these types of customers could compromise our ability to efficiently provide them access to our platform and to grow or maintain our customer base. In addition, engaging in sales activities to foreign governments introduces additional compliance risks specific to the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, and other similar statutory requirements prohibiting bribery and corruption in the jurisdictions in which we operate.

We have experienced losses in the past, and we may not achieve or sustain profitability in the future.

We generated net losses of $150.9 million, $88.6 million, and $33.5 million in 2022, 2021, and 2020, respectively. As of December 31, 2022, we had an accumulated deficit of $408.5 million. We will need to generate and sustain increased revenue levels in future periods in order to achieve or sustain profitability in the future. We also expect our costs to increase in future periods, which could negatively affect our future operating results if our revenue does not increase commensurately. For example, we intend to continue to expend significant funds to expand our sales and marketing operations, develop and enhance our platform, meet the increased compliance requirements associated with our operation as a public company, and expand into new markets. Our efforts to grow our business may be more costly than we expect, and we may not be able to increase our revenue enough to offset our higher operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described in this Annual Report on Form 10-K, and unforeseen expenses, difficulties, complications and delays, and other unknown events. If we are unable to achieve and sustain profitability, our stock price may significantly decrease.

Our future results of operations may fluctuate significantly due to a wide range of factors, which makes our future results difficult to predict.

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
•The size, timing, and terms of our subscription agreements with existing and new customers, including revenue recognition issues;
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

We have provided and may continue to provide guidance about our business, future operating results, and other business metrics. In developing this guidance, our management must make certain assumptions and judgments about our future performance. Furthermore, analysts and investors may develop and publish their own projections of our business, which may form a consensus about our future performance. Our business results may vary significantly from such guidance or that consensus due to a number of factors, many of which are outside of our control, including due to the global economic uncertainty and financial market conditions which could adversely affect our operations and operating results. Furthermore, if our publicly announced guidance of future operating results fails to meet our previously announced guidance or the expectations of securities analysts, investors, or other interested parties, the price of our common stock would decline.

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

We believe our success has depended, and continues to depend, on the efforts and talents of our senior management team, particularly Matt Calkins, our founder and Chief Executive Officer, and our highly skilled team members, including our sales personnel, professional services personnel, cloud engineering and support personnel, and software engineers. We do not maintain key man insurance on any of our executive officers or key employees. From time to time, there have been and may continue to be changes in our senior management team resulting from the termination or departure of our executive officers and key employees. Our senior management and key employees are employed on an at-will basis, which means they could terminate their employment with us at any time.

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

The success of our business depends on our customers’ satisfaction with our platform, the support we provide for our platform, and the professional services we provide to help our customers deploy our platform. Professional services may be performed by our own staff, a third party, or a combination of the two. Our strategy is to work with third parties to increase the breadth, capability, and depth of capacity for delivery of these services to our customers, and third parties provide a significant portion of our deployment services. If a customer is not satisfied with the quality of work performed by us or a third party or with the type of applications delivered, we could incur additional costs to address the deficiency, which would diminish the profitability of the customer relationship. Further, a customer’s dissatisfaction with our services could impair our ability to expand the number of licenses to our software purchased by that customer or adversely affect the customer’s renewal of existing licenses. In addition, negative publicity related to our customer relationships, regardless of accuracy, may further damage our business by affecting our ability to compete for new business with actual and prospective customers.

We are substantially dependent upon customer renewals, the addition of new customers, and the continued growth of our subscriptions revenue.

We derive, and expect to increasingly derive in the future, a substantial portion of our revenue from the sale of software subscriptions. For 2022, 2021, and 2020, approximately 72.7%, 71.4%, and 65.2%, respectively, of our total revenue was subscriptions revenue. The market for our platform is still evolving, and competitive dynamics may cause pricing levels to change as the market matures and as existing and new market participants introduce new types of solutions and different approaches to enable customers to address their needs. As a result, we may be forced to reduce the prices we charge for software and may be required to offer terms less favorable to us for new and renewing agreements.

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

Our agreement with AWS allows AWS to terminate the agreement by providing two years' prior written notice and may allow AWS to terminate in case of a breach of contract if such breach is uncured for 30 days or to terminate upon 30 days' advance written notice if AWS’s further provision of services to us becomes impractical for legal or regulatory reasons.

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

If we are unsuccessful in establishing or maintaining our relationships with third parties, our ability to compete in the marketplace or to grow our revenue could be impaired and our operating results may suffer. Even if we are successful, we cannot be sure these relationships will result in increased customer usage of our platform or increased revenue.

Because our long-term growth strategy involves further expansion of our sales to customers outside the United States, our business will be susceptible to risks associated with international operations.

A component of our growth strategy involves the further expansion of our operations and customer base internationally. In 2022, 2021, and 2020, revenue generated from customers outside the United States was 33.5%, 34.0%, and 33.8%, respectively, of our total revenue. We currently operate in Canada, Switzerland, the United Kingdom, France, Germany, the Netherlands, Italy, Australia, Spain, Singapore, Sweden, Japan, Mexico, and India. In the future, we may expand to other international locations. Our current international operations and future initiatives will involve a variety of risks, including:

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

Pursuant to the terms of our outstanding indebtedness, we may be limited in our ability to incur future debt.

In November 2022, we entered into a Senior Secured Credit Facilities Credit Agreement (as amended from time to time, the “Credit Facility”) with the several banks and other financial institutions or entities from time to time parties to the Credit Facility, as lenders, and Silicon Valley Bank, as administrative agent and collateral agent for the lenders, which provides for a five-year term loan facility in an aggregate principal amount of $120.0 million and up to $60.0 million for a revolving credit facility, including a letter of credit sub-facility in the aggregate availability amount of $15.0 million and a swingline sub-facility in the aggregate availability amount of $10.0 million (as a sublimit of the revolving loan facility). Our obligations under the Credit Facility are secured by substantially all of our assets.

Pursuant to the terms of the Credit Facility, we are limited in our ability to incur additional indebtedness other than on the terms and conditions thereof. In addition, a failure to comply with the covenants under the Credit Facility could result in an event of default by us and an acceleration of amounts due. If an event of default occurs that is not waived by the lenders, and the lenders accelerate any amounts due, we may not be able to make accelerated payments, and the lender could seek to enforce their security interests in the collateral securing such indebtedness, which could have a material adverse effect on our business and results of operations.

We may not achieve market acceptance of our pre-built solutions, which may adversely impact our financial results.
We have been developing and releasing pre-built solutions on our software platform in order to maximize the value of our platform to our customers and to reduce the sales cycles associated with software sales to new and existing customers. Each solution requires an investment in development, marketing, sales, support, finance, and legal resources to bring the solution to market. Although we make efforts to identify the solutions that will receive favorable market acceptance, there can be no guarantee any solution will become the source of material revenue, and the investment in the solution may not produce a positive return. If unsuccessful, such solutions may adversely impact our financial results to the extent our expenses increase without any increase in sales or to the extent attempted sales of such solutions reduce sales of our existing platform.

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

Our software incorporates certain third-party software obtained under licenses from other companies, including database software from Kx Systems. We anticipate we will continue to rely on such third-party software and development tools from third parties in the future. Although we believe there are commercially reasonable alternatives to the third-party software we currently license, including open source software, this may not always be the case, or it may be difficult or costly to migrate to other third-party software. Our use of additional or alternative third-party software would require us to enter into license agreements with third parties. In addition, integration of the third-party software used in our software with new third-party software may require significant work and require substantial investment of our time and resources. Also, any undetected errors or defects in third-party software could prevent the deployment or impair the functionality of our software, delay new updates or enhancements to our platform, or result in a failure of our platform, injuring our reputation.

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

Our business depends on the overall demand for enterprise software and on the economic health of our current and prospective customers. The economies of countries in Europe have been experiencing weakness associated with high sovereign debt levels, weakness in the banking sector, and uncertainties surrounding the future of the Euro zone. We have operations in the United Kingdom and in Europe and current and potential new customers in Europe. If economic conditions in Europe and other key markets for our platform continue to remain uncertain or deteriorate further, many customers may delay or reduce their information technology spending. This could result in reductions in sales of our platform, a decrease in our renewal rate, longer sales cycles, reductions in subscription duration and value, slower adoption of new technologies, and increased price competition. Any of these events would likely have an adverse effect on our business, operating results, and financial position.

Future acquisitions could disrupt our business and adversely affect our business operations and financial results.

In the past we have chosen and may continue to choose, to expand by acquiring businesses or technologies. Our ability as an organization to successfully acquire and integrate technologies or businesses is unproven. Acquisitions involve many risks, including the following:

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

In the United States, these include rules and regulations promulgated under the authority of the Federal Trade Commission, the Electronic Communications Privacy Act, the Computer Fraud and Abuse Act, the Health Insurance Portability and Accountability Act of 1996, the Gramm Leach Bliley Act, the California Consumer Privacy Act, or the CCPA, and other state laws relating to privacy and data security. The CCPA, which became effective on January 1, 2020, drastically changes the ability for individuals to control the use of their personal data. It contains detailed requirements regarding collecting and processing personal information, imposes certain limitations on how such information may be used, and provides rights to consumers that have never before been available, all of which may be imposed on us by our customers. This could increase our costs of doing business. Further, the California Privacy Rights Act, or CPRA, which became effective on January 1, 2023, has significantly modified the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also created a new state agency, the California Privacy Protection Agency, or CPPA, that is vested with authority to implement and enforce the CCPA and the CPRA. New legislation proposed or enacted in various other states will continue to shape the data privacy environment nationally. For example, Virginia passed the Consumer Data Protection Act, which became effective on January 1, 2023 and Colorado passed the Colorado Privacy Act, which becomes effective July 1, 2023, both of which differ from the CPRA. Some of these state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to confidential, sensitive, and personal information than federal, international, or other state laws, and such laws may differ from each other, which may complicate compliance efforts.

Internationally, the European Union has adopted a comprehensive and evolving general data protection regulation, or the GDPR, which contains numerous requirements related to rights of data subjects in their personal data, including more robust obligations on data processors and heavier documentation requirements for data protection compliance programs by companies in general. In addition, absent appropriate safeguards or other circumstances, the EU GDPR generally restricts the transfer of personal data to non-adequate countries outside of the European Economic Area, or EEA, such as the United States, which the European Commission does not consider to provide an adequate level of data privacy and security. The European Commission released a revised set of “Standard Contractual Clauses” in June 2021 that are designed to be a valid mechanism by which entities can transfer personal data out of the EEA to jurisdictions that the European Commission has not found to provide an adequate level of protection. Currently, these new Standard Contractual Clauses are a valid mechanism to transfer personal data outside of the EEA. The revised Standard Contractual Clauses, however, require parties relying upon that legal mechanism to comply with additional obligations, such as conducting transfer impact assessments to determine whether additional security measures are necessary to protect the at-issue personal data. Moreover, due to potential legal challenges, there exists some uncertainty regarding whether the new Standard Contractual Clauses will remain a valid mechanism for transfers of personal data out of the EEA.

Similarly, following Brexit, we are subject to the U.K. General Data Protection Regulation, or U.K. GDPR, a version of the GDPR as implemented into U.K. law that combines the GDPR and the U.K. Data Protection Act of 2018. U.K.-based data exporters are required to use the International Data Transfer Agreement, or IDTA, and the International Data Transfer Addendum to the European Commission’s Standard Contractual Clauses, or the U.K. Addendum, as mechanisms to comply with the U.K. GDPR when making restricted international transfers of personal data.

Virtually every jurisdiction in which we operate has established its own data security and privacy legal framework with which we or our customers must comply. Since we are agnostic as to the data uploaded into our cloud offering by our cloud offering customers or processed by our platform in on-premises deployments, we may be hosting or otherwise processing substantial amounts of individually identifiable health information and other types of personally identifiable information. The effects of any of this legislation, and future changes to interpretations of this legislation, could be potentially far-reaching and may require us to modify our data management practices and to incur substantial expense in an effort to comply.

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

If our platform fails to function in a manner allowing our customers to operate in compliance with regulations and/or industry standards, our revenue and operating results could be harmed.

Certain of our customers use our platform to create applications that ensure secure communications given the nature of the content being distributed and associated applicable regulatory requirements. As attitudes towards privacy and data security evolve governmental and other customers may also require our platform to comply with certain privacy, security, and other certifications and standards that are specialized or industry-specific. Our cloud platform holds various security certifications from government agencies and industry organizations, including the Federal Risk and Authorization Management Program, or FedRAMP, compliance and HITRUST certification. It also meets the ISO 27001, Payment Card Industry Data Security Standard, or PCI DSS, and the various United States Health Insurance Portability and Accountability Act, or HIPAA, standards. Governments and industry organizations may also adopt new laws, regulations, or requirements or make changes to existing laws or regulations that could impact the demand for, or value of, our applications such as the European Banking Authority's regulations updated in September 2019 and the CCPA that took effect January 1, 2020. If we fail to maintain our current security certifications and/or to continue to meet security standards, or if we are unable to adapt our platform to changing legal and regulatory standards or other requirements in a timely manner, our customers may lose confidence in our platform, and our business could be negatively impacted.

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

Non-compliance with these laws could subject us to whistleblower complaints, investigations, sanctions, settlements, prosecution, other enforcement actions, disgorgement of profits, significant fines, damages, other civil and criminal penalties or injunctions, suspension and/or debarment from contracting with certain persons, the loss of export privileges, reputational harm, adverse media coverage, and other collateral consequences. If any subpoenas or investigations are launched, or governmental or other sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, results of operations, and financial condition could be materially harmed. In addition, responding to any action will likely result in a materially significant diversion of management’s attention and resources and significant defense costs and other professional fees. Enforcement actions and sanctions could further harm our business, results of operations, and financial condition. Moreover, as an issuer of securities, we also are subject to the accounting and internal controls provisions of the FCPA. These provisions require us to maintain accurate books and records and a system of internal controls sufficient to detect and prevent corrupt conduct. Failure to abide by these provisions may have an adverse effect on our business, operations, or financial condition.

We are subject to governmental export and import controls and economic and trade sanctions that could impair our ability to conduct business in international markets and subject us to liability if we are not in compliance with applicable laws and regulations.

The United States and other countries maintain and administer export and import laws and regulations, including various economic and trade sanctions such as those administered by the Office of Foreign Assets Control, or OFAC, which apply to our business. We are required to comply with these laws and regulations. If we fail to comply with such laws and regulations, we and certain of our employees could be subject to substantial civil or criminal penalties, including the possible loss of export or import privileges, fines which may be imposed on us and responsible employees or managers, and, in extreme cases, the incarceration of responsible employees or managers.

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

As of December 31, 2022, we had 11 issued patents and six pending patent applications related to our platform and its technology. We have registered the “Appian” name and logo in the United States and certain other countries. We have registrations and/or pending applications for additional marks in the United States. We cannot provide assurance that any current or future applications for registrations for patent or trademark applications will result in the grant of any valid, enforceable intellectual property rights. Further, we cannot provide assurance that any granted patent or trademark will provide the protection we seek, will be valid if challenged, or will be sufficiently broad in actions against alleged infringers. Moreover, any of our granted intellectual property rights may be rendered invalid by future changes in the law, defects in our prosecution processes, or preexisting technology, rights, or marks.

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

In order to protect our intellectual property rights, we may be required to spend significant resources to monitor and protect these rights. Litigation brought to protect and enforce our intellectual property rights has been and could be costly, time-consuming, and distracting to management and could result in the impairment or loss of portions of our intellectual property. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims, and countersuits attacking the validity and enforceability of our intellectual property rights. Our failure to secure, protect, and enforce our intellectual property rights could seriously adversely affect our brand and impact our business.

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

We currently collect and remit sales and use, value added, and other transaction taxes in certain of the jurisdictions where we do business based on our assessment of whether tax is owed by us in such jurisdictions. However, in some jurisdictions in which we do business, we do not believe we owe such taxes, and therefore we currently do not collect and remit such taxes or record contingent tax liabilities in those jurisdictions. Further, due to uncertainty in the application and interpretation of applicable tax laws in various jurisdictions, we may be exposed to sales and use, value added, or other transaction tax liability. A successful assertion that we are required to pay additional taxes in connection with sales of our platform, or the imposition of new laws or regulations requiring the payment of additional taxes, would create increased costs and administrative burdens for us. If we are subject to additional taxes and determined to offset such increased costs by collecting and remitting sales taxes from our customers, or otherwise passing those costs through to our customers, companies may be discouraged from using our platform. Any increased tax burden may decrease our ability or willingness to compete in relatively burdensome tax jurisdictions, result in substantial tax liabilities related to past sales, or otherwise harm our business and operating results.

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

As of December 31, 2022, we had gross U.S. federal and state net operating loss carryforwards, or NOLs, of $237.7 million and $256.3 million, respectively, available to offset future taxable income. NOLs generated in tax years ended on or prior to December 31, 2017 will substantially expire by 2037 if unused. As a result of certain provisions in the Tax Cuts and Jobs Act of 2017, or the TCJA, as modified by the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, federal NOLs generated in tax years beginning after December 31, 2017 may be carried forward indefinitely but, in the case of tax years beginning after 2020, may only be used to offset 80% of our taxable income annually. Under the provisions of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, substantial changes in our ownership may limit the amount of pre-change NOLs that can be utilized annually in the future to offset taxable income. Section 382 of the Internal Revenue Code imposes limitations on a company’s ability to use NOLs if a company experiences a more-than-50-percent ownership change over a three-year testing period. Based upon our analysis as of December 31, 2022, we have determined we do not expect these limitations to impair our ability to use our NOLs prior to expiration. However, if changes in our ownership occur in the future, our ability to use our NOLs may be further limited. For these reasons, we may not be able to utilize a material portion of the NOLs, even if we achieve profitability.

As of December 31, 2022, we also had gross foreign NOLs of $163.4 million, primarily at our Swiss subsidiary, Appian Software International. We had gross foreign NOL expirations of $8.1 million in 2022, and a piece of our foreign NOLs will continue to expire each year if unutilized. If we are limited in our ability to use our NOLs in future years in which we have taxable income, we will pay more taxes than if we were able to fully utilize our NOLs. This could adversely affect our operating results and the market price of our Class A common stock.

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

During the evaluation and testing process of our internal controls, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert our internal control over financial reporting is effective. While we have established certain procedures and controls over our financial reporting processes, we cannot provide assurance these efforts will prevent restatements of our financial statements in the future. Our independent registered public accounting firm is also required, pursuant to Section 404, to attest to and report on management's assessment of our internal control over financial reporting, which report is included elsewhere in this Annual Report on Form 10-K. This assessment is required to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. For future reporting periods, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed, or operating. We may not be able to remediate any future material weaknesses or to complete our evaluation, testing, and any required remediation in a timely fashion.

Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition or results of operations. If we are unable to conclude our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our Class A common stock could decline, and we could be subject to sanctions or investigations by the Nasdaq Stock Market, the SEC, or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting or to implement or maintain other effective control systems required of public companies could also restrict our future access to the capital markets.

Risks Related to Our Class A Common Stock

The dual class structure of our common stock and the existing ownership of capital stock by Matt Calkins, our founder and Chief Executive Officer, has the effect of concentrating voting control with Mr. Calkins for the foreseeable future, which will limit the ability of others to influence corporate matters.

Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. Given the greater number of votes per share attributed to our Class B common stock, our Class B stockholders collectively beneficially owned shares representing approximately 88% of the voting power of our outstanding capital stock as of December 31, 2022. Further, Mr. Calkins, our founder and Chief Executive Officer, together with his affiliates, collectively beneficially owned shares representing approximately 81% of the voting power of our outstanding capital stock as of December 31, 2022. Consequently, Mr. Calkins, together with his affiliates, is able to control a majority of the voting power even if their stock holdings represent as few as approximately 24% of the outstanding number of shares of our common stock. This concentrated control will limit the ability of others to influence corporate matters for the foreseeable future. For example, Mr. Calkins will be able to control elections of directors, amendments of our certificate of incorporation or bylaws, increases to the number of shares available for issuance under our equity incentive plans or adoption of new equity incentive plans, and approval of any merger or sale of assets for the foreseeable future. This concentrated control could also discourage a potential investor from acquiring our Class A common stock due to the limited voting power of such stock relative to the Class B common stock and might harm the market price of our Class A common stock. In addition, Mr. Calkins has the ability to control the management and major strategic investments of our company as a result of his position as our Chief Executive Officer and his ability to control the election or replacement of our directors. As a board member and officer, Mr. Calkins owes a fiduciary duty to our stockholders and must act in good faith in a manner he reasonably believes to be in the best interests of our stockholders. However, as a stockholder, even a controlling stockholder, Mr. Calkins is entitled to vote his shares, and shares over which he has voting control, in his own interests, which may not always be in the interests of our stockholders generally.

Future transfers by Mr. Calkins and other holders of Class B common stock will generally result in those shares converting on a 1:1 basis to Class A common stock, which will have the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain their shares in the long-term.

We do not intend to pay dividends on our common stock for the foreseeable future so any returns will depend on appreciation in the price of our Class A common stock.

We have never declared or paid any cash dividends on our common stock, and we do not intend to pay any cash dividends in the foreseeable future. Although we paid a cash dividend in connection with the conversion of our Series A preferred stock to Class B common stock immediately prior to the closing of the IPO, which was agreed to at the time of the original issuance of the Series A preferred stock, we anticipate we will retain all of our future earnings for use in the development of our business and for general corporate purposes. Additionally, our ability to pay dividends on our common stock is limited by restrictions under the terms of our credit agreement with Silicon Valley Bank. Any determination to pay dividends in the future will be at the discretion of our Board of Directors. Accordingly, investors must rely on sales of their Class A common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.

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

General worldwide economic conditions have experienced significant instability due to the global economic uncertainty and financial market conditions caused by the COVID-19 pandemic and the ongoing Russia-Ukraine war. In addition, inflation rates have recently risen to historically high levels. The existence of inflation in the U.S. and global economy has, and may continue to result in, higher interest rates and capital costs, increased costs of labor, fluctuating exchange rates, and other similar effects.

These conditions make it extremely difficult for customers and us to accurately forecast and plan future business activities and could cause customers to reduce or delay their software spending. At this time, the potential impact on customer spend from an economic slowdown is difficult to predict and, therefore, it is not possible to fully determine the impact on our future results. Historically, economic downturns have resulted in overall reductions in software spending. If macroeconomic conditions deteriorate or are characterized by uncertainty or volatility, customers may curtail or freeze spending on software in general and for software such as ours specifically, which could have an adverse impact on our business, financial condition, and operating results.

We have historically generated a majority of our revenue from customers in the financial services, government, and life sciences verticals. While these verticals have not been affected as severely by weak economic conditions as the retail, hospitality, and entertainment industries, we cannot provide assurance these verticals will not suffer more severe losses in the future. Furthermore, we cannot predict the timing, strength, or duration of any economic slowdown or recovery. In addition, even if the overall economy is robust, we cannot provide assurance the market for services such as ours will experience growth or that we will experience growth.

Our stock price has been volatile and may be volatile in the future.

The market price of our Class A common stock has been volatile and may continue to fluctuate substantially as a result of a variety of factors. Since shares of our Class A common stock were sold in our initial public offering, or IPO, in May 2017 at a price of $12.00 per share, our stock price has ranged from an intraday low of $14.60 to an intraday high of $260.00 through February 13, 2023. Factors that may affect the market price of our Class A common stock and our ability to raise capital through the sale of additional equity securities include:

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
•Trading activity by any of our four large stockholders who collectively owned approximately 42% of our publicly traded Class A common stock as of December 31, 2022;
•Changes in the anticipated future size and growth rate of our market; and
•General economic, regulatory, and market conditions.

The stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies, particularly during this time of uncertainty with increasing interest rates, inflation, and the prospects of a recession. These fluctuations have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry fluctuations, as well as general economic, political, regulatory, and market conditions, may negatively impact the market price of our Class A common stock. In the past, companies that have experienced volatility in the market price of their securities have been subject to securities class action litigation. We may be the target of this type of litigation in the future, which could result in substantial costs and divert our management’s attention.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

As of December 31, 2022, our corporate headquarters occupies approximately 272,000 square feet in McLean, Virginia under an operating lease that expires in October 2031. Approximately 32,000 square feet of headquarters space is subleased. We also lease space in the United Kingdom, Italy, Australia, and Spain under operating lease agreements with various expiration dates through 2028. In addition, we utilize flexible workspaces depending on the occupancy needs in each of the countries we operate in. We believe our facilities are suitable and adequate to meet our needs.

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

Defendant Youyong Zou has satisfied the judgment of $5,000 (plus interest) against him in lieu of appealing that judgment. On September 15, 2022, Pegasystems filed a notice of appeal, and on February 6, 2023, Pegasystems filed its opening brief with the Court of Appeals of Virginia. Appian expects to file its responsive brief in March 2023, to which Pegasystems will file a reply brief. After submission of the reply brief, the timeline of the case is solely within the control of the Court of Appeals until it rules. Pegasystems is not required to pay us the judgment, attorney’s fees, or post-judgment interest until all appeals are exhausted. We cannot predict the outcome of any appeals or the time it will take to resolve them. Consistent with other judgments, there is no guarantee we will be able to collect all or any portion of the judgment.

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

As of February 13, 2023, there were 19 holders of record of our Class A common stock and 34 holders of record of our Class B common stock. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

The following graph shows a comparison from December 31, 2017 through December 31, 2022, of the cumulative five year total return for an investment of $100 in our Class A common stock, the Nasdaq Global Market Composite Index, and the Nasdaq Computer Index. Data for the Nasdaq Global Market Composite Index and the Nasdaq Computer Index assume reinvestment of any dividends. The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.
Comparison of Cumulative Five Year Total Return
Among Appian Corporation, the Nasdaq Global Market Composite Index, and the Nasdaq Computer Index

$600.00
$500.00
$400.00
$300.00
$200.00
$100.00
$—
12/17
12/18
12/19
12/20
12/21
12/22
Appian Corporation
Nasdaq Global Market Composite
Nasdaq Computer

	As of December 31,
	2017	2018	2019	2020	2021	2022
Appian Corporation	$100.00	$84.85	$121.38	$514.90	$207.15	$103.43
Nasdaq Global Market Composite	$100.00	$93.55	$128.97	$212.65	$180.40	$99.84
Nasdaq Computer	$100.00	$96.32	$144.80	$217.17	$299.39	$192.28

Purchase of Equity Securities by the Issuer and Affiliated Purchases

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased under the plan (2)
October 1 to October 31, 2022	5,220	$44.09	5,220	941,935
November 1 to November 30, 2022	4,517	$49.22	4,517	937,418
December 1 to December 31, 2022	5,413	$38.03	5,413	932,005
Total	15,150	$43.45	15,150	932,005
(1) Shares purchased represent shares purchased on the open market pursuant to the Appian Corporation Employee Stock Purchase Plan (“ESPP”), which was approved by the Company’s stockholders on June 11, 2021. The ESPP provides employees an opportunity to purchase the Company’s common stock through payroll deductions at 85% of the stock’s fair market value. The Company satisfies its ESPP obligation by purchasing the additional 15% of the stock’s fair value on the open market. Shares purchased under the ESPP are deposited into the participants’ accounts.
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

Overview

Appian is a software company that automates business processes. The Appian Platform includes everything you need to design, automate, and optimize even the most complex processes, from start to finish. The world's most innovative organizations trust Appian to improve their workflows, unify data, and optimize operations—resulting in better growth and superior customer experiences.

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

We have invested in our Customer Success organization to help ensure customers are able to build and deploy applications on our platform. We have several strategic partnerships, including with KPMG, Accenture, PwC, EY, Infosys, Wipro, and Deloitte, which allow them to refer customers to us in order to purchase subscriptions and then our partners provide professional services directly to the customers using our platform. We intend to further grow our base of strategic partners to provide broader customer coverage and solution delivery capabilities. In addition, over time we expect our professional services revenue as a percentage of total revenue to decline as we increasingly rely on strategic partners to help our customers deploy our software. We believe our investment in professional services, including strategic partners building their practices around Appian, will drive increased adoption of our platform.

As of December 31, 2022, we had 925 customers in a variety of industries, of which 712 customers were commercial and 213 customers were government or non-commercial entities. Our customers include financial services, government, life sciences, insurance, manufacturing, energy, healthcare, telecommunications, and transportation organizations. Generally, our sales team targets its efforts to organizations with over 2,000 employees and $2 billion in annual revenue. Revenue from government agencies represented 19.2%, 19.6%, and 18.1% of our total revenue in 2022, 2021, and 2020, respectively. No single end-customer accounted for more than 10% of our total revenue in 2022, 2021, and 2020.

We offer our platform globally. Our platform supports multiple languages to facilitate collaboration and address challenges in multinational organizations. In 2022, 2021, and 2020, 33.5%, 34.0%, and 33.8%, respectively, of our total revenue was generated from customers outside of the United States. As of December 31, 2022, we operated in 15 countries. We believe we have a significant opportunity to continue to grow our international footprint. We are investing in new geographies, including through investment in direct and indirect sales channels, professional services, and customer support and implementation partners.

We have experienced strong revenue growth, with revenue of $468.0 million, $369.3 million, and $304.6 million in 2022, 2021, and 2020, respectively. Our subscriptions revenue was $340.2 million, $263.7 million, and $198.7 million in 2022, 2021, and 2020, respectively, and includes sales of our cloud subscriptions, on-premises term license subscriptions, and maintenance and support. Our cloud subscription revenue was $236.9 million, $179.4 million, and $129.2 million in 2022, 2021, and 2020, respectively.

We have invested in developing our platform, expanding our sales and marketing and research and development capabilities, and providing general and administrative resources to support our growth. We intend to continue to invest in our business to take advantage of our market opportunity. As a result, we incurred net losses of $150.9 million, $88.6 million, and $33.5 million in 2022, 2021, and 2020, respectively. We also used cash in operations of $106.6 million, $53.9 million, and $7.6 million in 2022, 2021, and 2020, respectively.

Our Business Model

Our business model focuses on maximizing the lifetime value of customer relationships, which is a function of the duration of a customer’s deployment of our platform as well as the price and number of subscriptions of our platform a customer purchases. We incur significant customer acquisition costs, including expenses associated with hiring new sales representatives, who can take anywhere from six months to a year to become productive given the length of our sales cycle, and marketing costs, with the exception of sales commissions, are expensed as incurred.

At the same time, we believe the costs we incur to retain customers and drive additional purchases of software are lower than our customer acquisition costs on a relative basis. Over time, we expect a large portion of our customers to renew their subscriptions and purchase additional subscriptions as they continue to build more applications and add more users to our platform. Over the last three completed fiscal years, we had an average cloud subscription gross revenue renewal rate of 99%, which is calculated by dividing (i) the cloud subscription revenue from renewing cloud customers in the current 12-month period that were cloud customers during the entirety of the prior 12-month period, giving effect to price increases but excluding additional cloud subscription for additional users, or upsells, by (ii) our cloud subscription revenue from all cloud customers in the corresponding prior 12-month period that were cloud customers during the entirety of such prior 12-month period.

We measure the effectiveness of our business model by comparing the lifetime value of our customer relationships to our customer acquisition costs. On a rolling 12-month basis, we estimate that for each of the past five fiscal years, the average lifetime value of a customer has exceeded 7x the associated average cost of acquiring them, including the year ended December 31, 2022.

Key Factors Affecting Our Performance

The following are several key factors that affect our performance:

•Market Adoption of Our Platform. Our ability to grow our customer base and drive market adoption of our platform is affected by the pace at which organizations digitally transform. We expect our revenue growth will be primarily driven by the pace of adoption and penetration of our platform. We offer a leading custom software platform and intend to continue to invest to expand our customer base. The degree to which prospective customers recognize the need for our software platform that enables organizations to digitally transform, and subsequently allocate budget dollars to purchase our software, will drive our ability to acquire new customers and increase sales to existing customers, which, in turn, will affect our future financial performance.

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

We have aggressively invested, and intend to continue to invest, in our sales team in order to drive sales to new customers. We continue to make investments to enhance the expertise of our sales and marketing organization within our key industry verticals of financial services, government, and life sciences. In addition, we have established relationships with strategic partners who work with organizations undergoing digital transformations. We had a total customer count of 925, 816, and 693 as of December 31, 2022, 2021, and 2020, respectively. Our number of customers with active software subscription agreements was 896, 783, and 654 as of December 31, 2022, 2021, and 2020,

respectively. Our ability to continue to grow our customer base is dependent, in part, upon our ability to differentiate ourselves within the increasingly competitive markets in which we participate.

•Further Penetration of Existing Customers. Our sales team seeks to generate additional revenue from existing customers by adding new users to our platform. Many of our customers begin by building a single application and then grow to build dozens of applications on our platform. Generally, the development of new applications on our platform results in the expansion of our user base within an organization and a corresponding increase in revenue. As a result of this “land and expand” strategy, we have generated significant additional revenue from our customer base. Our ability to increase sales to existing customers will depend on a number of factors, including the size of our sales and professional services teams, customers’ level of satisfaction with our platform and professional services, pricing, economic conditions, and our customers’ overall spending levels. We have also re-focused some of our professional services personnel to become customer success managers. Their role is to ensure customers realize value from our platform and support strategic partners and the “land and expand” strategy versus delivering billable hours.

•Mix of Subscriptions and Professional Services Revenue. We believe our professional services have driven customer success and facilitated the adoption of our platform by customers. During the initial period of deployment by a customer, we generally provide a greater amount of support in building applications and training than later in the deployment, with a typical engagement lasting from two to six months. At the same time, many of our customers have historically purchased subscriptions only for a limited set of their total potential end users. As a result of these factors, the proportion of total revenue for a customer associated with professional services is relatively high during the initial deployment period. Over time, as the need for professional services associated with user deployments decreases and the number of end users increases, we expect subscriptions revenue as a percentage of total revenue to increase. In addition, we continue to grow our base of strategic partners to provide broader customer coverage and solution delivery capabilities. These partners perform professional services with respect to any new service contracts they originate. As the usage of partners expands, we expect the proportion of our total revenue from subscriptions to increase over time relative to professional services. In 2022, 2021, and 2020, 72.7%, 71.4%, and 65.2% of our revenue, respectively, was derived from sales of subscriptions, while the remaining 27.3%, 28.6%, and 34.8%, respectively, was derived from the sale of professional services.

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

Seasonality

We have historically experienced seasonality in terms of when we enter into agreements with customers. We typically enter into a significantly higher percentage of agreements with new customers, as well as renewal agreements with existing customers, in the fourth quarter. The increase in customer agreements for the fourth quarter is attributable to large enterprise account buying patterns typical in the software industry. Furthermore, we usually enter into a significant portion of agreements with customers during the last month of each quarter, and often the last two weeks of each quarter. However, we recognize the majority of our subscriptions revenue ratably over the terms of our subscription agreements, which are generally one to three years in length. As a result, a substantial portion of the subscriptions revenue we report in each period will be derived from the recognition of deferred revenue relating to agreements entered into during previous periods. Consequently, a decline in new sales or renewals in any one period may not be immediately reflected in our revenue results for that period. Such a decline, however, will negatively affect our revenue in future periods. Accordingly, the effect of significant downturns in sales and market acceptance of our platform and potential changes in our rate of renewals may not be fully reflected in our results of operations until future periods.

While we will continue to recognize the majority of our subscriptions revenue ratably over the terms of our subscription agreements, we may experience greater variability and reduced comparability of our quarterly revenue and results with respect to the timing and nature of our term license subscription agreements due to the upfront revenue recognition. See Note 3 to the consolidated financial statements for further details on our revenue recognition policies.

Key Metrics

We monitor the following metrics to help us measure and evaluate the effectiveness of our operations. All dollar amounts are presented in thousands.

Cloud Subscription Revenue

	Year Ended December 31,
	2022	2021	2020
Cloud subscription revenue	$236,922	$179,415	$129,219

Cloud subscription revenue includes cloud subscriptions bundled with maintenance and support and hosting services. In 2022, 2021, and 2020, 69.7%, 68.0%, and 65.0%, respectively, of subscriptions revenue was cloud subscription revenue. Our cloud subscription revenue for any customer is primarily determined by the number of users who access and utilize the applications built on our platform or by the number of application licenses purchased, as well as the price paid. We believe increasing cloud subscription revenue is an indicator of the demand for our platform, the pace at which the market for our solutions is growing, the productivity of our sales team and strategic relationships in growing our customer base, and our ability to further penetrate our existing customer base.

Cloud Subscription Revenue Retention Rate

	As of December 31,
	2022	2021	2020
Cloud subscription revenue retention rate	115%	116%	119%

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

Revenue

Our revenue is comprised of the following:

Subscriptions

Subscriptions revenue is primarily derived from cloud subscriptions bundled with maintenance and support and hosting services and on-premises term license subscriptions bundled with maintenance and support. Our maintenance and support agreements provide customers with the right to unspecified software upgrades, maintenance releases and patches released during the term of the maintenance and support agreement on a when-and-if-available basis, and rights to technical support. On-premises term license subscriptions are offered when the customer prefers to self-manage the deployment of our platform within their own infrastructure. When our platform is delivered as a cloud subscription, we manage operational needs in third-party hosted data centers.

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

Professional Services

Cost of professional services revenue includes all direct and indirect costs to deliver our professional services and training, including employee compensation for our global professional services and training personnel, third-party contractor costs, allocated overhead costs, and the costs of billable expenses such as travel and lodging. The unpredictability of the timing of providing services related to significant professional services agreements sold on a standalone basis may cause significant fluctuations in our cost of professional services which, in turn, may impact our financial results.

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

Professional Services Gross Margin

Professional services gross margin is affected by the growth in our professional services revenue as compared to the growth in, and timing of, the cost of our Customer Success organization as we continue to invest in the growth of our business. Professional services gross margin is also impacted by the amount of services performed by subcontractors and partners as opposed to internal resources. In 2021, we had a lower usage of subcontractors and performed fewer in-person professional services engagements and deployments, both of which reduced certain classes of expenses and improved professional services margins. In 2022, these margins began to decline. In 2023, we expect professional services gross margin to be consistent with 2022; however, the margin remains subject to fluctuation based on the factors discussed above.

Operating Expenses

Operating expenses consist of sales and marketing, research and development, and general and administrative expenses. Personnel-related costs such as salaries, bonuses, commissions, payroll tax payments, and stock-based compensation expense are the most significant components of each of these expense categories. Other components of each category include professional fees for third-party services such as contract labor, legal, software development resources, and consulting as well as allocated overhead costs, which can include, among other types of costs, facility costs, travel and entertainment expenditures, human resources costs such as placement fees, referral bonuses, training costs, and employee relations spending, office-related expenditures, and information technology costs for such items as infrastructure, software, and cloud computing services.

In general, our operating expenses are expected to continue to increase in absolute dollars as we invest resources in growing our various teams. Our total employee headcount grew from 1,798 employees at December 31, 2021 to 2,307 employees at December 31, 2022. We expect to continue to hire new employees in order to support our anticipated revenue growth, although at a more measured rate than prior years.

Sales and Marketing Expense

Sales and marketing expense primarily includes personnel costs, including salaries, bonuses, commissions, stock-based compensation, and other personnel costs related to sales teams. Additional major expenses in this category include travel and entertainment, marketing activities and promotional events, subcontracting fees, and allocated overhead costs.

The number of employees in sales and marketing functions grew from 552 at December 31, 2021 to 730 at December 31, 2022. In order to continue to grow our business, geographical footprint, and brand awareness, we expect to continue investing resources in sales and marketing by increasing the number of sales and account management teams. As a result, we expect sales and marketing expense to increase in absolute dollars as we continue to invest to acquire new customers and further expand usage of our platform within our existing customer base.

Research and Development Expense

Research and development expense consists primarily of personnel costs for our employees who develop and enhance our platform, including salaries, bonuses, stock-based compensation, and other personnel costs. Also included are non-personnel costs such as subcontracting, consulting, and professional fees to third party development resources, and allocated overhead costs.

Our research and development efforts are focused on enhancing the capabilities, speed, and power of our software platform. The number of employees in research and development functions grew from 488 at December 31, 2021 to 652 at December 31, 2022. A portion of our headcount growth in 2022 was attributable to a new product development center opened in India. Although we expect research and development expense to continue to increase in absolute dollars as such costs are critical to maintain and improve the quality of applications and our competitive position, we believe our new product development center will result in cost savings over time.

General and Administrative Expense

General and administrative expense consists primarily of personnel costs, including salaries, bonuses, stock-based compensation, and other personnel costs for our administrative, legal, information technology, human resources, finance and accounting, as well as our senior executives. Additional expenses included in this category are non-personnel costs such as travel-related expenses, contracting and professional fees for such services as audits, taxation, and legal, insurance and other corporate expenses, including allocated overhead costs, and bad debt expenses.

The number of employees in general and administrative functions grew from 224 at December 31, 2021 to 316 at December 31, 2022. Additionally, we incurred significant legal costs in 2021 and 2022 in connection with two separate lawsuits involving an effort to enforce our intellectual property and to defend against reciprocal false advertising and related claims with a competitor. In 2023, we expect general and administrative expense to decrease in absolute dollars largely due to an anticipated decline in legal costs.

Other Non-Operating Expense (Income)

Other Expense (Income), Net

Other expense (income), net, consists primarily of unrealized and realized gains and losses related to changes in foreign currency exchange rates, interest income on our cash and cash equivalents and investments, gains or losses on the disposal of property and equipment, and other sources of income or expense not related to our core business operations.

Interest Expense

Interest expense consists primarily of interest on our debt, amortization of deferred financing fees, unused credit facility fees, and commitment fees on our letters of credit.

Results of Operations

The following table sets forth our consolidated statements of operations data (in thousands):

	Year Ended December 31,
	2022	2021	2020

Revenue
Subscriptions	$340,152	$263,738	$198,710
Professional services	127,839	105,521	105,863
Total revenue	467,991	369,259	304,573
Cost of revenue
Subscriptions(1)	36,005	27,330	20,826
Professional services(1)	97,301	76,763	67,940
Total cost of revenue	133,306	104,093	88,766
Gross profit	334,685	265,166	215,807
Operating expenses
Sales and marketing(1)	220,374	167,852	130,316
Research and development(1)	139,210	97,517	70,241
General and administrative(1)	120,111	83,704	53,152
Total operating expenses	479,695	349,073	253,709
Operating loss	(145,010)	(83,907)	(37,902)
Other non-operating expense (income)
Other expense (income), net	3,545	3,584	(5,786)
Interest expense	1,673	372	478
Total other non-operating expense (income)	5,218	3,956	(5,308)
Loss before income taxes	(150,228)	(87,863)	(32,594)
Income tax expense	692	778	883
Net loss	$(150,920)	$(88,641)	$(33,477)
(1) Stock-based compensation as a component of these line items is as follows:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Cost of revenue
Subscriptions	$996	$1,199	$943
Professional services	5,309	3,131	1,477
Operating expenses
Sales and marketing	9,152	5,426	2,821
Research and development	12,523	5,224	2,718
General and administrative	10,850	8,864	7,320
Total stock-based compensation expense	$38,830	$23,844	$15,279

The following table sets forth our consolidated statements of operations data expressed as a percentage of total revenue:

	Year Ended December 31,
	2022	2021	2020

Revenue
Subscriptions	72.7%	71.4%	65.2%
Professional services	27.3	28.6	34.8
Total revenue	100.0	100.0	100.0
Cost of revenue
Subscriptions	7.7	7.4	6.8
Professional services	20.8	20.8	22.3
Total cost of revenue	28.5	28.2	29.1
Gross profit	71.5	71.8	70.9
Operating expenses
Sales and marketing	47.1	45.5	42.8
Research and development	29.7	26.4	23.1
General and administrative	25.7	22.7	17.5
Total operating expenses	102.5	94.6	83.4
Operating loss	(31.0)	(22.8)	(12.5)
Other non-operating expense (income)
Other expense (income), net	0.8	1.0	(1.9)
Interest expense	0.4	0.1	0.2
Total other non-operating expense (income)	1.2	1.1	(1.7)
Loss before income taxes	(32.2)	(23.9)	(10.8)
Income tax expense	0.1	0.2	0.3
Net loss	(32.3)%	(24.1)%	(11.1)%

Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021

Revenue

	Year Ended December 31,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Revenue:
Subscriptions	$340,152	$263,738	$76,414	29.0%
Professional services	127,839	105,521	22,318	21.2%
Total revenue	$467,991	$369,259	$98,732	26.7%

Total revenue increased $98.7 million, or 26.7%, in 2022 compared to 2021 due to an increase in our subscriptions revenue of $76.4 million and an increase in our professional services revenue of $22.3 million. The increase in subscriptions revenue was driven by a $57.5 million increase in cloud subscription revenue, a $16.6 million increase in on-premises software revenue, and a $2.4 million increase in maintenance and support revenue. With respect to new versus existing customers, $63.2 million of the increase in subscriptions revenue was derived from expanded deployments and corresponding sales of additional subscriptions to existing customers while $13.2 million was driven from sales of subscriptions to new customers. The increase in professional services revenue was due to a $9.2 million increase in revenue from existing customers coupled with a $13.1 million increase in sales to new customers.

Cost of Revenue

	Year Ended December 31,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Cost of revenue:
Subscriptions	$36,005	$27,330	$8,675	31.7%
Professional services	97,301	76,763	20,538	26.8%
Total cost of revenue	$133,306	$104,093	$29,213	28.1%
Subscriptions gross margin	89.4%	89.6%
Professional services gross margin	23.9%	27.3%
Total gross margin	71.5%	71.8%

Cost of revenue increased $29.2 million, or 28.1%, in 2022 compared to 2021, primarily due to a $17.2 million increase in professional services and product support personnel costs, a $5.9 million increase in other cost of revenue, a $2.9 million increase in contractor costs, a $1.8 million increase in travel and entertainment expenses, and a $1.4 million increase in overhead costs. Personnel costs increased due to an increase in professional services and product support personnel headcount of 14.0% from December 31, 2021 to December 31, 2022 in addition to increased wages and fringe benefits, coupled with a $2.0 million increase in stock-based compensation. The increase in other cost of revenue was driven by increased hosting costs as sales of our cloud offering grew in 2022, while the increase in overhead costs was due largely to an increase in certain allocated costs tied to our growth such as spending for offices, human resources costs, and information technology expenses as well as allocated depreciation and amortization. Contractor costs increased in 2022 compared to 2021 due to an increase in the usage of subcontractors for professional service engagements. Travel and entertainment expenses increased primarily as a result of an increasing shift towards in-person engagements and activities as COVID restrictions eased in 2022.

Subscriptions gross margin was 89.4% in 2022 as compared to 89.6% in 2021. Professional services gross margin decreased to 23.9% in 2022 compared to 27.3% in 2021 due to higher personnel and allocated resources costs in 2022. These cost increases were partially offset by higher professional services revenue. Additionally, fewer in-person professional services engagements and deployments and a lower usage of subcontractors in 2021 led to temporarily improved margins in the prior year driven by impacts from the COVID-19 pandemic. Total gross margin fell slightly to 71.5% in 2022 as compared to 71.8% in 2021 driven largely by the higher cost of professional services revenue.

Sales and Marketing Expense

	Year Ended December 31,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$220,374	$167,852	$52,522	31.3%
% of revenue	47.1%	45.5%

Sales and marketing expense increased $52.5 million, or 31.3%, in 2022 compared to 2021, primarily due to a $33.3 million increase in sales and marketing personnel costs, a $13.7 million increase in overhead costs, and a $7.2 million increase in marketing costs. These increases were partially offset by a $1.7 million decrease in professional fees. Personnel costs increased due to an increase in sales and marketing personnel headcount of 32.2% from December 31, 2021 to December 31, 2022 in addition to increased wages and fringe benefits, increased sales commissions driven by both contracts with new customers and renewals with existing customers, and a $3.7 million increase in stock-based compensation expense. Overhead costs increased due to larger travel and entertainment expenses as return to office initiatives increased and more in-person sales and marketing events were held during 2022 as compared to 2021. Additionally, allocated costs tied to our growth increased in such areas as facilities, information technology, and human resources. Marketing costs increased due to an increase in the number of marketing events held year over year as well as increased spending on advertising and lead generation. These increases were slightly offset by lesser spending on marketing materials. Professional fees decreased due to lower engagement of and fees paid to third-party marketing consultants.

Research and Development Expense

	Year Ended December 31,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Research and development	$139,210	$97,517	$41,693	42.8%
% of revenue	29.7%	26.4%

Research and development expense increased $41.7 million, or 42.8%, in 2022 compared to 2021, primarily due to a $34.6 million increase in research and development personnel costs, a $5.4 million increase in overhead costs, and a $1.6 million increase in professional fees. Personnel costs increased due to an increase in research and development personnel headcount of 33.6% from December 31, 2021 to December 31, 2022 in addition to increased wages and fringe benefits, coupled with a $7.3 million increase in stock-based compensation expense. Overhead costs increased due largely to higher allocated costs tied to our growth, such as information technology spending related to cloud computing, human resources costs, and office spending. Professional fees increased due to an increase in consulting services fees driven by higher usage of external resources to assist in our platform development efforts.

General and Administrative Expense

	Year Ended December 31,
	2022	2021	$ Change	% Change
	(dollars in thousands)
General and administrative expense	$120,111	$83,704	$36,407	43.5%
% of revenue	25.7%	22.7%

General and administrative expense increased $36.4 million, or 43.5%, in 2022 compared to 2021, primarily due to a $15.4 million increase in general and administrative personnel costs, a $10.9 million increase in professional fees, and a $10.1 million increase in overhead costs. Personnel costs increased due to an increase in general and administrative personnel headcount of 41.1% from December 31, 2021 to December 31, 2022 in addition to increased wages and fringe benefits, coupled with a $2.0 million increase in stock compensation expense. Professional fees increased due largely to higher legal and consulting fees. Overhead costs increased primarily due to higher allocated costs tied to our growth in areas such as information technology spending, human resources costs, and office spending as well as an increase in certain general corporate costs such as rent expense, depreciation, and bad debt expense.

Other Expense, Net

	Year Ended December 31,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Other expense, net	$3,545	$3,584	$(39)	(1.1)%
% of revenue	0.8%	1.0%

Other expense, net was $3.5 million in 2022 compared to other expense, net of $3.6 million in 2021. There were $6.1 million in foreign exchange losses in 2022 compared to $3.7 million in foreign exchange losses in 2021. However, the increase in foreign exchange losses was offset by a $1.2 million increase in other income attributable to a payment received in 2022 from a local government as a result of the Company achieving certain economic development criteria and a $1.1 million increase in interest income.

Interest Expense

	Year Ended December 31,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Interest expense	$1,673	$372	$1,301	***
% of revenue	0.4%	0.1%
*** - Indicates a percentage change that is not meaningful

Interest expense increased $1.3 million in 2022 compared to the same period in 2021, primarily due to interest expense on the new term loan facility we entered into during the fourth quarter of 2022.

Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020

For a discussion and analysis of changes in financial condition and results of operations for the year ended December 31, 2021 as compared to the year ended December 31, 2020, refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on February 17, 2022.

Backlog

Backlog represents non-cancellable future amounts to be recognized under cloud and on-premises term license subscription agreements and is representative of our remaining performance obligations. As of December 31, 2022 and 2021, we had backlog of $376.5 million and $285.5 million, respectively. Approximately 35% of our backlog as of December 31, 2022 is not expected to be recognized in 2023. Additionally, we expect backlog to continue to increase in absolute dollars as we continue to increase the number of cloud agreements we enter into. However, the amount of backlog relative to the total value of our contracts can change from quarter to quarter and year to year for several reasons, including the specific timing and duration of cloud and term license subscription agreements with large customers, the specific timing of customer renewals, changes in customer financial circumstances, and foreign currency fluctuations. We often sign multiple-year cloud subscription agreements. Backlog may vary based on changes in the average non-cancellable term of a cloud and on-premises term license subscription agreements.

Non-GAAP Financial Measures

To supplement its consolidated financial statements, which are prepared and presented in accordance with GAAP, we provide investors with certain non-GAAP financial performance measures. We use these non-GAAP financial performance measures for financial and operational decision-making and as a means to evaluate period-to-period comparisons. Management believes these non-GAAP financial measures provide meaningful supplemental information regarding our performance by excluding certain expenses that may not be indicative of its recurring core business operating results. We believe both management and investors benefit from referring to these non-GAAP financial measures in assessing our performance and when planning, forecasting, and analyzing future periods. These non-GAAP financial measures also facilitate management’s internal comparisons to historical performance as well as comparisons to competitors’ operating results. We believe these non-GAAP financial measures are useful to investors both because (1) they allow for greater transparency with respect to measures used by management in its financial and operational decision-making and (2) they are used by institutional investors and the analyst community to help them analyze the health of our business.

The non-GAAP financial performance measures include non-GAAP net loss, non-GAAP net loss per share, and non-GAAP operating loss. These non-GAAP financial performance measures exclude the effect of stock-based compensation expense and certain litigation-related expenses consisting of legal and other professional fees which are not indicative of our core operating performance and are not part of our normal course of business. While these items may be recurring in nature and should not be disregarded in the evaluation of our earnings performance, it is useful to exclude such items when analyzing current results and trends compared to other periods as these items can vary significantly from period to period depending on specific underlying transactions or events that may occur. Therefore, while we may incur or recognize these types of expenses in the future, the Company believes removing these items for purposes of calculating the non-GAAP financial measures provides investors with a more focused presentation of our ongoing operating performance.

We also discuss adjusted EBITDA, a non-GAAP financial performance measure we believes offers a useful view of the overall operation of its businesses. We define adjusted EBITDA as net loss before (1) other expenses, net, (2) interest expense, (3) income tax expense, (4) depreciation and amortization, (5) stock-based compensation expense, and (6) litigation expenses directly associated with the Pegasystems cases. The most directly comparable GAAP financial measure to adjusted EBITDA is net loss. Users should consider the limitations of using adjusted EBITDA, including the fact this measure does not provide a complete measure of our operating performance. Adjusted EBITDA is not intended to purport to be an alternate to net loss as a measure of operating performance or to cash flows from operating activities as a measure of liquidity.

The presentation of these non-GAAP financial measures is not intended to be considered in isolation from, as a substitute for, or superior to the financial information prepared and presented in accordance with GAAP, and our non-GAAP measures may be different from non-GAAP measures used by other companies.

The following tables reconcile our non-GAAP measures to their nearest comparable GAAP measures. The reconciliation of GAAP operating loss to non-GAAP operating loss for the years ended December 31, 2022, 2021, and 2020 is as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
GAAP operating loss	$(145,010)	$(83,907)	$(37,902)
Add back:
Stock-based compensation expense	38,830	23,844	15,279
Litigation expenses	22,886	16,400	—
Non-GAAP operating loss	$(83,294)	$(43,663)	$(22,623)

The following table reconciles GAAP net loss to non-GAAP net loss for the years ended December 31, 2022, 2021, and 2020 (in thousands):

	Year Ended December 31,
	2022	2021	2020
GAAP net loss	$(150,920)	$(88,641)	$(33,477)
Add back:
Stock-based compensation expense	38,830	23,844	15,279
Litigation expenses	22,886	16,400	—
Loss on disposal of property and equipment	3	79	22
Non-GAAP net loss	$(89,201)	$(48,318)	$(18,176)

The following table sets forth non-GAAP net loss per share for the years ended December 31, 2022, 2021, and 2020 (in thousands except share and per share data):

	Year Ended December 31,
	2022	2021	2020
Non-GAAP net loss	$(89,201)	$(48,318)	$(18,176)
Non-GAAP weighted average shares used to compute net loss per share, basic and diluted	72,455,175	71,036,490	69,050,565
Non-GAAP net loss per share, basic and diluted	$(1.23)	$(0.68)	$(0.26)

GAAP basic and diluted weighted average shares outstanding were equal to non-GAAP basic and diluted weighted average shares outstanding for each of the years ended December 31, 2022, 2021, and 2020.

The following table reconciles GAAP net loss per share to non-GAAP net loss per share for the years ended December 31, 2022, 2021, and 2020:

	Year Ended December 31,
	2022	2021	2020
GAAP net loss per share, basic and diluted	$(2.08)	$(1.25)	$(0.48)
Add back:
Non-GAAP adjustments to net loss per share	0.85	0.57	0.22
Non-GAAP net loss per share, basic and diluted	$(1.23)	$(0.68)	$(0.26)

The following table reconciles GAAP net loss to adjusted EBITDA for the years ended December 31, 2022, 2021, and 2020 (in thousands):

	Year Ended December 31,
	2022	2021	2020
GAAP net loss	$(150,920)	$(88,641)	$(33,477)
Other expense (income), net	3,545	3,584	(5,786)
Interest expense	1,673	372	478
Income tax expense	692	778	883
Depreciation and amortization of intangible assets	7,297	5,743	5,851
Stock-based compensation expense	38,830	23,844	15,279
Litigation expenses	22,886	16,400	—
Adjusted EBITDA	$(75,997)	$(37,920)	$(16,772)

Liquidity and Capital Resources

The following table presents selected financial information and statistics pertaining to liquidity and capital resources as of and for the years ended December 31, 2022 and 2021 (in thousands):

	As of December 31,
	2022	2021
Cash and cash equivalents	$148,132	$100,796
Short-term investments and marketable securities	47,863	55,179
Property and equipment, net	41,855	36,913
Long-term investments	—	12,044
Working capital*	149,996	121,752
* Defined as current assets net of current liabilities, excluding the current portion of restricted cash

As of December 31, 2022, we had $148.1 million of cash and cash equivalents and $47.9 million of short-term investments and marketable securities. We believe our existing cash and cash equivalents and short-term investments and marketable securities, together with any positive cash flows from operations and available borrowings under our line of credit, will be sufficient to support working capital and capital expenditure requirements for at least the next 12 months.

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

Sources of Funds

We have historically financed our operations in large part with equity financing arrangements. Through 2022, we have completed four public offerings and received net proceeds of $344.8 million. Outside of equity offerings, we have financed our operations through sales of subscriptions and professional services.

To further help strengthen our financial position and support our growth initiatives, on November 3, 2022 we entered into a new Senior Secured Credit Facilities Credit Agreement (the “Credit Agreement”) which provides for a five-year term loan facility in an aggregate principal amount of $100.0 million and, in addition, up to $50.0 million for a revolving credit facility, including a letter of credit sub-facility in the aggregate availability amount of $15.0 million and a swingline sub-facility in the aggregate availability amount of $10.0 million (as a sublimit of the revolving loan facility). On December 13, 2022, we executed the first amendment to the credit agreement which increased the aggregate principal amount of the term loan facility by $20.0 million and increased the limit of the revolving facility by $10.0 million.

The new Credit Agreement matures on November 3, 2027. We will use the proceeds from the $120.0 million term loan to fund the continued growth of our business and support our working capital requirements. We were in compliance with all covenants as of December 31, 2022. As of December 31, 2022, we had no outstanding borrowings under the revolving credit facility. The new Credit Agreement replaced our existing line of credit that was in place as of September 30, 2022.

We expect future sources of funds to consist primarily of cash generated from sales of subscriptions and the related professional services. We may also elect to raise additional sources of funding through draws on our new revolving credit facility, entering into new debt financing arrangements, or conducting additional public offerings. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of spending to support research and development efforts, the expansion of sales and marketing activities, particularly internationally, the introduction of new and enhanced products and functions as well as platform enhancements and professional services offerings, and the level of market acceptance of our product.

Uses of Funds

Our current principal uses of cash are funding operations and other working capital requirements. Historically, we have also utilized cash to acquire complementary businesses, and we may pursue similar opportunities in the future. Over the past several years, revenue has increased significantly from year to year and, as a result, cash flows from customer collections have also grown. However, as we continue to invest in growing our business, operating expenses have also increased. Outside of cash used to fund operations, other uses of cash in 2022 included capital expenditures related to the expansion of our headquarters and purchases of short-term investments. Cash uses in 2021 included the acquisition of Lana Labs, purchases of investments, and capital expenditures.

Furthermore, in July 2021, we executed a non-cancellable cloud hosting arrangement with Amazon Web Services (“AWS”) that contains provisions for minimum purchase commitments. Specifically, purchase commitments under the agreement total $131.0 million over five years, including $22.0 million in the first year, $25.0 million in the second year, and $28.0 million in each of the third, fourth, and fifth years. The timing of payments under the agreement may vary, and the total amount of payments may exceed the minimum depending on the volume of services utilized. Spending under this agreement for the year ended December 31, 2022 totaled $33.1 million. In 2021, AWS spend totaled $22.0 million, $11.8 million of which was incurred under the new agreement.

Historical Cash Flows

	Year Ended December 31,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Beginning cash, cash equivalents, and restricted cash	$103,960	$112,462	$(8,502)	(7.6)%
Operating activities:
Net loss	(150,920)	(88,641)	(62,279)	70.3
Stock-based compensation and other non-cash adjustments	46,382	29,578	16,804	56.8
Changes in working capital	(2,013)	5,145	(7,158)	***
Net cash used by operating activities	(106,551)	(53,918)	(52,633)	97.6

Investing activities:
Net cash provided by investing activities	10,264	41,936	(31,672)	(75.5)

Financing activities:
Net cash provided by financing activities	142,867	2,786	140,081	***

Effect of exchange rates	(159)	694	(853)	***
Net increase (decrease) in cash, cash equivalents, and restricted cash	46,421	(8,502)	54,923	***
Ending cash, cash equivalents, and restricted cash	$150,381	$103,960	$46,421	44.7%
*** Indicates a percentage that is not meaningful.

Operating Activities

Net cash used by operating activities was $106.6 million for 2022 as compared to $53.9 million used by operating activities for 2021. The increase in net cash used by operating activities was primarily due to a $62.3 million increase in net losses, most notably driven by the increase in operating expenses as discussed above. In addition, the increase in cash used by operating activities for 2022 was attributed to an increase in the use of working capital of $7.2 million. The change in working capital was primarily comprised of declines in accounts payable, prepaid assets, and accrued expenses, all due to timing of payments, partially offset by an increase in deferred revenue driven by higher cash payments from increases from subscription contracts.

Investing Activities

Net cash provided by investing activities was $10.3 million for 2022 as compared to $41.9 million provided by investing activities for 2021. The change in net cash provided by investing activities was primarily impacted by a $23.4 million increase in purchases of investments, a $3.0 million increase in capital expenditures stemming from spending on the expansion of our headquarters, and a $36.0 million decrease in proceeds from the sale of investments. Partially offsetting these changes was a $30.7 million decrease related to the 2021 acquisition of Lana Labs.

Financing Activities

Net cash provided by financing activities was $142.9 million for 2022 as compared to $2.8 million in net cash provided by financing activities for 2021. The increase in net cash provided by financing activities was primarily due to $120.0 million in proceeds received from the new term loan facility and a $22.6 million increase in proceeds received from the exercise of stock options primarily resulting from the vesting of the 2019 CEO stock options during 2022. These increases were partially offset by $1.9 million in payments for debt issuance costs and a $0.6 million principal payment on the term loan.

For a discussion and analysis of net cash used in or provided by operating, investing, and financing activities for the year ended December 31, 2020, refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on February 17, 2022.

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

We believe the following accounting estimates involve a high degree of judgment and complexity. Accordingly, these are the estimates we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of our operations. This commentary should be read in conjunction with our consolidated financial statements and the remainder of this Form 10-K.

Revenue Recognition

We generate subscriptions revenue primarily through the sale of cloud subscriptions bundled with maintenance and support and hosting services and term license subscriptions bundled with maintenance and support. We generate professional services revenue from fees for our consulting services, including application development and deployment assistance and training related to our platform. Significant judgments and estimates inherent in our revenue recognition are as follows:

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

Our variable consideration estimates are subject to subsequent true-up adjustments which may result in changes to transaction prices, but such true-up adjustments are not expected to be material. Variable consideration is also included in the transaction price only to the extent it is probable a significant reversal will not occur. Factors considered when determining to incorporate variable consideration in the transaction price include, but are not limited to, whether the variable consideration is highly susceptible to factors outside of the Company's influence, the length of time the uncertainty surrounding reversal is expected to last, our experience levels with similar types of contracts, our historical practices for similar contracts in similar circumstances, and the number and range of possible consideration amounts. The amount of variable consideration excluded from the transaction price for the years ended December 31, 2022, 2021, and 2020 was insignificant.

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

1.Cloud subscriptions - Given the highly variable selling price of our could subscriptions, we establish the SSP of our cloud subscriptions using a residual approach after first determining the SSP of consulting and training services.
2.On-premises term license subscriptions - Given the highly variable selling price of our term license subscriptions, we have established the SSP of term license subscriptions using a residual approach after first determining the SSP of maintenance and support. Maintenance and support is sold on a standalone basis with renewals of our legacy perpetual software licenses and within a narrow range of the net license fee, resulting in a defined economic relationship existing between the license and maintenance and support.
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

Stock-Based Compensation

We measure and recognize compensation expense for all instrument types, including stock options, awards with market conditions, and restricted stock units, or RSUs, based on the estimated fair value of the award on the grant date. The valuation of stock options requires management to make certain estimates and judgments as discussed below.

Stock options

In June 2022, our Board of Directors granted a stock option to purchase 700,000 shares of our Class A common stock granted to our Chief Executive Officer. This was the only stock option awarded during 2022, 2021, and 2020. See Note 11 to the consolidated financial statements for further discussion of the award. The valuation method requires the use of subjective assumptions, including but not limited to, the following:

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
3.The expected stock price volatility - Expected volatility is based on the historical volatilities of our publicly traded stock. Expected volatility is sensitive to market- and company-specific conditions which may cause our stock price or the stock prices of our peers to fluctuate. Furthermore, expected volatility can be impacted by the companies we select as peers for inclusion in the analysis.
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

Income Taxes

Significant judgment is required in determining our annual tax expense and in evaluating our tax positions. Tax law requires certain items to be included in our tax returns at different times than when the items are reflected in the financial statements. The annual tax expense reflected in the consolidated income statement is different than that reported in our tax returns. Some of these differences are permanent (for example, expenses recorded for accounting purposes that are not deductible in the returns such as certain entertainment expenses) and some differences are temporary and reverse over time, such as depreciation expense. Temporary differences create deferred tax assets and liabilities. Deferred tax liabilities generally represent income recognized in the financial statements for which payment has been deferred, or expense for which a deduction has been taken already in the tax return but the expense has not yet been recognized in the financial statements. Deferred tax assets generally represent items that can be used as a tax deduction or credit in tax returns in future years for which a benefit has already been recorded in the financial statements, as well as tax attributes, such as loss or credits, that can be carried over and used in future years.

Valuation allowances are established when necessary to reduce deferred income tax assets to the amounts we believe are more likely than not to be recovered. This requires us to make judgments and estimates regarding future reversals of existing taxable temporary differences, future taxable income, and the impact of tax planning strategies. As of December 31, 2022, we continued to maintain a full valuation allowance against U.S. deferred tax assets based on our cumulative operating results as of December 31, 2022, three-year cumulative loss, and an assessment of our expected future results of operations. We have evaluated all evidence, both positive and negative, in assessing the likelihood of realizability, and we determined the negative evidence outweighed the positive evidence.

As of December 31, 2022, we have a valuation allowance of $18.7 million against gross foreign deferred tax assets of $24.0 million, before deferred tax liability netting. Based on our cumulative operating results as of December 31, 2022 and assessment of our expected future results of operations, we determined it was not more likely than not we would be able to realize the remaining deferred tax assets prior to expiration.

Our tax positions are subject to income tax audits by multiple tax jurisdictions throughout the world. We recognize the tax benefit of an uncertain tax position only if it is more likely than not that the position is sustainable upon examination by the taxing authority. We measure the tax benefit recognized as the largest amount of benefit which is more likely than not to be realized upon settlement with the taxing authority. This determination involves significant judgment in estimating the impact of uncertainties in the application of GAAP and complex tax laws. As of December 31, 2022 and 2021, we have an unrecognized tax benefit of $4.5 million and $3.1 million, respectively, none of which would affect our effective tax rate if recognized due to the full valuation allowance against U.S. deferred tax assets.

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

Interest Rate Risk

We had cash and cash equivalents of $148.1 million as of December 31, 2022, which consisted of investments in a money market fund, cash in readily available checking accounts, and overnight repurchase investments. These securities, which are not dependent on interest rate fluctuations that may cause principal amounts to fluctuate, are held for reinvestment and working capital purposes or, in the case of restricted cash, to settle an escrow liability established pursuant to a business combination.

In addition, as of December 31, 2022, we held $47.9 million of fixed income securities such as U.S. treasury bonds, commercial paper, corporate bonds, agency bonds, and asset-backed securities. These securities are subject to market risk due to fluctuations in interest rates, which may affect our interest income and the fair value of our investments. We classify investments as available-for-sale, including those with stated maturities beyond 12 months. As such, no gains or losses due to changes in interest rates are recognized in our consolidated statements of operations unless such securities are sold prior to maturity or due to expected credit losses. A hypothetical 100 basis point change in interest rates would not have had a material effect on the fair market value of our investment portfolio as of December 31, 2022. To date, fluctuations in interest income have also not been significant. Our investments are made for the purpose of preserving capital, fulfilling liquidity needs, and maximizing total return. We do not enter into investments for trading or speculative purposes.

As of December 31, 2022, we had outstanding debt of $119.4 million, which carries interest as defined in our Credit Agreement. Refer to Note 9 of the consolidated financial statements in this 2022 Annual Report for additional details. We assessed our exposure to changes in interest rates by analyzing sensitivity to our operating results assuming various changes in market interest rates. A hypothetical increase of one percentage point in the interest rate as of December 31, 2022 would increase our interest expense by approximately $1.2 million annually.

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

Foreign Currency Exchange Risk

Our reporting currency is the U.S. dollar. Due to our international operations, we have foreign currency risks related to revenue and operating expenses denominated in currencies other than the U.S. dollar, primarily the British pound sterling, Euro, Australian dollar, and Swiss franc. Our sales contracts are primarily denominated in the local currency of the customer making the purchase. In addition, portions of operating expenses are incurred outside the United States and are denominated in foreign currencies. An increase in the relative value of the U.S. dollar to other currencies will negatively affect revenue and other operating results as expressed in U.S. dollars. Based on a sensitivity analysis, a 10% change in the foreign currency exchange rates would have impacted our total revenue by approximately 3% and our operating loss by approximately 2%. This calculation assumes all currencies change in the same direction and proportion relative to the U.S. dollar.

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

Shareholders and Board of Directors
Appian Corporation
McLean, Virginia

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Appian Corporation (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 16, 2023 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition for Multiple Performance Obligations

As discussed in Note 3 to the consolidated financial statements, certain of the Company's revenue contracts contain multiple performance obligations that might include cloud subscriptions, term license subscriptions, maintenance and support and professional services. The Company accounts for individual products and services separately if they are capable of being distinct and are distinct within the context of the contract. In such cases, the transaction price is allocated to the distinct performance obligations based on their relative standalone selling price or residual approach and revenue is recognized when control of the distinct performance obligation is transferred.

We identified the identification of distinct performance obligations and the determination of standalone selling prices as a critical audit matter. Auditing these elements of revenue recognition was especially challenging due to the significant judgment involved in assessing the completeness of the distinct performance obligations in arrangements containing multiple performance obligations. In addition, the evaluation of the reasonableness of the range of prices used to establish the standalone selling price for maintenance and support and professional services was complex, which directly affects the amount of cloud and term license subscriptions revenue recognized using the residual approach.

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

McLean, Virginia
February 16, 2023

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Appian Corporation
McLean, Virginia

Opinion on Internal Control over Financial Reporting

We have audited Appian Corporation’s (the “Company’s”) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and our report dated February 16, 2023 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ BDO USA, LLP

McLean, Virginia
February 16, 2023

APPIAN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	As of December 31,
	2022	2021
Assets
Current assets
Cash and cash equivalents	$148,132	$100,796
Short-term investments and marketable securities	47,863	55,179
Accounts receivable, net of allowance of $2,125 and $1,400, respectively	165,964	130,049
Deferred commissions, current	30,196	24,668
Prepaid expenses and other current assets	28,093	26,781
Restricted cash, current	2,249	791
Total current assets	422,497	338,264
Property and equipment, net of accumulated depreciation of $18,864 and $14,106, respectively	41,855	36,913
Long-term investments	—	12,044
Goodwill	26,349	27,795
Intangible assets, net of accumulated amortization of $2,715 and $1,260, respectively	5,251	7,144
Operating right-of-use assets	37,248	27,897
Deferred commissions, net of current portion	55,788	49,017
Deferred tax assets	1,940	1,025
Restricted cash, net of current portion	—	2,373
Other assets	3,286	2,047
Total assets	$594,214	$504,519
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$7,997	$5,766
Accrued expenses	12,227	15,483
Accrued compensation and related benefits	40,718	35,126
Deferred revenue, current	194,768	150,169
Debt, current	2,740	—
Operating lease liabilities, current	8,681	8,110
Other current liabilities	3,121	1,067
Total current liabilities	270,252	215,721
Long-term debt	115,379	—
Operating lease liabilities	57,225	48,784
Deferred revenue	5,556	2,430
Deferred tax liabilities	102	209
Other non-current liabilities	—	3,458
Total liabilities	448,514	270,602
Commitments and contingent liabilities (see Note 4 and Note 14)
Stockholders’ equity
Class A common stock—par value $0.0001; 500,000,000 shares authorized and 41,320,091 shares issued and outstanding as of December 31, 2022; 500,000,000 shares authorized and 39,964,298 shares issued and outstanding as of December 31, 2021	4	4
Class B common stock—par value $0.0001; 100,000,000 shares authorized and 31,497,796 shares issued and outstanding as of December 31, 2022; 100,000,000 shares authorized and 31,497,796 shares issued and outstanding as of December 31, 2021	3	3
Additional paid-in capital	561,390	497,128
Accumulated other comprehensive loss	(7,246)	(5,687)
Accumulated deficit	(408,451)	(257,531)
Total stockholders’ equity	145,700	233,917
Total liabilities and stockholders’ equity	$594,214	$504,519
The accompanying notes are an integral part of these consolidated financial statements.

APPIAN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Year Ended December 31,
	2022	2021	2020
Revenue
Subscriptions	$340,152	$263,738	$198,710
Professional services	127,839	105,521	105,863
Total revenue	467,991	369,259	304,573
Cost of revenue
Subscriptions	36,005	27,330	20,826
Professional services	97,301	76,763	67,940
Total cost of revenue	133,306	104,093	88,766
Gross profit	334,685	265,166	215,807
Operating expenses
Sales and marketing	220,374	167,852	130,316
Research and development	139,210	97,517	70,241
General and administrative	120,111	83,704	53,152
Total operating expenses	479,695	349,073	253,709
Operating loss	(145,010)	(83,907)	(37,902)
Other non-operating expense (income)
Other expense (income), net	3,545	3,584	(5,786)
Interest expense	1,673	372	478
Total other non-operating expense (income)	5,218	3,956	(5,308)
Loss before income taxes	(150,228)	(87,863)	(32,594)
Income tax expense	692	778	883
Net loss	$(150,920)	$(88,641)	$(33,477)
Net loss per share:
Basic and diluted	$(2.08)	$(1.25)	$(0.48)
Weighted average common shares outstanding:
Basic and diluted	72,455,175	71,036,490	69,050,565

The accompanying notes are an integral part of these consolidated financial statements.

APPIAN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Net loss	$(150,920)	$(88,641)	$(33,477)
Comprehensive loss, net of income taxes
Foreign currency translation adjustments	(1,559)	(677)	(4,703)
Unrealized losses on available-for-sale securities	—	—	(22)
Total other comprehensive loss, net of income taxes	$(152,479)	$(89,318)	$(38,202)

The accompanying notes are an integral part of these consolidated financial statements.

APPIAN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity

	Shares	Amount
Balance December 31, 2019	67,468,022	$6	$340,929	$(285)	$(135,413)	$205,237
Net loss	—	—	—	—	(33,477)	(33,477)
Issuance of common stock from public offering, net of issuance costs	1,931,206	1	107,914	—	—	107,915
Issuance of common stock to directors	7,942	—	—	—	—	—
Vesting of restricted stock units	270,609	—	—	—	—	—
Exercise of stock options	1,001,411	—	6,376	—	—	6,376
Stock-based compensation expense	—	—	15,279	—	—	15,279
Other comprehensive loss	—	—	—	(4,725)	—	(4,725)
Balance December 31, 2020	70,679,190	7	470,498	(5,010)	(168,890)	296,605
Net loss	—	—	—	—	(88,641)	(88,641)
Issuance of common stock to directors	4,950	—	—	—	—	—
Vesting of restricted stock units	354,130	—	—	—	—	—
Exercise of stock options	423,824	—	2,786	—	—	2,786
Stock-based compensation expense	—	—	23,844	—	—	23,844
Other comprehensive loss	—	—	—	(677)	—	(677)
Balance December 31, 2021	71,462,094	7	497,128	(5,687)	(257,531)	233,917
Net loss	—	—	—	—	(150,920)	(150,920)
Issuance of common stock to directors	14,928	—	—	—	—	—
Vesting of restricted stock units	403,648	—	—	—	—	—
Exercise of stock options	937,217	—	25,432	—	—	25,432
Stock-based compensation expense	—	—	38,830	—	—	38,830
Other comprehensive loss	—	—	—	(1,559)	—	(1,559)
Balance December 31, 2022	72,817,887	$7	$561,390	$(7,246)	$(408,451)	$145,700
The accompanying notes are an integral part of these consolidated financial statements.

APPIAN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net loss	$(150,920)	$(88,641)	$(33,477)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock-based compensation	38,830	23,844	15,279
Depreciation and amortization of intangible assets	7,297	5,743	5,851
Bad debt expense	1,298	410	984
Amortization of debt issuance costs	43	—	—
Loss on disposal of property and equipment	3	79	22
Change in fair value of available-for-sale securities	—	—	22
Deferred income taxes	(1,089)	(498)	(184)
Changes in assets and liabilities:
Accounts receivable	(37,922)	(33,904)	(33,559)
Prepaid expenses and other assets	(2,027)	2,094	3,740
Deferred commissions	(12,298)	(21,588)	(8,575)
Accounts payable and accrued expenses	(3,289)	11,467	(4,238)
Accrued compensation and related benefits	6,582	12,598	11,801
Other current and non-current liabilities	(264)	(444)	3,681
Deferred revenue	47,534	33,378	27,626
Operating lease assets and liabilities	(329)	1,544	3,407
Net cash used by operating activities	(106,551)	(53,918)	(7,620)
Cash flows from investing activities:
Proceeds from investments	84,642	120,593	—
Purchases of investments	(65,283)	(41,870)	(145,968)
Purchases of property and equipment	(9,095)	(6,058)	(1,251)
Payments for acquisitions, net of cash acquired	—	(30,729)	(6,138)
Net cash provided by (used by) investing activities	10,264	41,936	(153,357)
Cash flows from financing activities:
Proceeds from borrowings	120,000	—	—
Payments for debt issuance costs	(1,940)	—	—
Debt repayments	(625)	—	—
Proceeds from exercise of common stock options	25,432	2,786	6,376
Proceeds from public offerings, net of underwriting discounts	—	—	108,260
Payments of costs related to public offerings	—	—	(346)
Principal payments on finance leases	—	—	(3,822)
Net cash provided by financing activities	142,867	2,786	110,468
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	(159)	694	3,216
Net increase (decrease) in cash, cash equivalents, and restricted cash	46,421	(8,502)	(47,293)
Cash, cash equivalents, and restricted cash at beginning of period	103,960	112,462	159,755
Cash, cash equivalents, and restricted cash at end of period	$150,381	$103,960	$112,462
Supplemental cash flow information:
Cash paid for interest	$1,671	$323	$165
Cash paid for income taxes	$1,239	$1,505	$1,182
Supplemental non-cash investing and financing information:
Accrued capital expenditures	$1,774	$379	$—
The accompanying notes are an integral part of these consolidated financial statements.

APPIAN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business

Appian Corporation (together with its subsidiaries, “Appian,” the “Company,” “we,” or “our”) is a software company that automates business processes. The Appian Platform includes everything you need to design, automate, and optimize even the most complex processes, from start to finish. The world's most innovative organizations trust Appian to improve their workflows, unify data, and optimize operations—resulting in better growth and superior customer experiences.

We are headquartered in McLean, Virginia and operate both in the U.S. and internationally including Australia, Canada, France, Germany, India, Italy, Japan, Mexico, the Netherlands, Singapore, Spain, Sweden, Switzerland, and the United Kingdom.

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

Significant estimates embedded in the consolidated financial statements include, but are not limited to, revenue recognition, income taxes and the related valuation allowance, costs to obtain a contract with a customer, and stock-based compensation.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Appian and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Segment Reporting

Operating segments are defined as components of an enterprise for which discrete financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”) for purposes of allocating resources and evaluating financial performance. We have determined our CODM is our Chief Executive Officer.

We operate one operating and reportable segment, representing our consolidated business that helps organizations build applications and workflows rapidly with our low-code platform to maximize their resources and improve business results. Our reportable segment determination is based on our management and internal reporting structure, the nature of the subscriptions and services we offer, and the financial information evaluated regularly by our CODM.

Revenue Recognition

Refer to Note 3 for a detailed discussion on specific revenue recognition principles related to our major revenue streams.

APPIAN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

With regard to our customers, credit evaluation and account monitoring procedures are used to minimize the risk of loss. Revenue generated from government agencies represented 19.2%, 19.6%, and 18.1% of our revenue for the years ended December 31, 2022, 2021, and 2020, respectively, of which the top three U.S. federal government agencies generated 4.5%, 5.6%, and 6.6% of our revenue for the years ended December 31, 2022, 2021, and 2020, respectively. Additionally, 33.5%, 34.0%, and 33.8% of our revenue during the years ended December 31, 2022, 2021, and 2020, respectively, was generated from international customers.

Cash, Cash Equivalents, and Restricted Cash

We consider all highly liquid investments with original maturities of three months or less at the date of purchase, as well as overnight repurchase agreements, to be cash equivalents. Restricted cash consists of cash designated to settle an escrow liability stemming from our acquisition of Lana Labs GmbH (“Lana Labs”). The remaining balance as of December 31, 2022 is due on August 11, 2023.

The following table presents a reconciliation of cash, cash equivalents, and restricted cash as presented in the consolidated statements of cash flows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Cash and cash equivalents	$148,132	$100,796	$112,462
Restricted cash, current	2,249	791	—
Restricted cash, non-current	—	2,373	—
Total cash, cash equivalents, and restricted cash	$150,381	$103,960	$112,462

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

Activity in the allowance for doubtful accounts was as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Beginning balance	$1,400	$1,400	$600
Additions	1,298	410	984
Less: Write-offs, net of recoveries	(573)	(410)	(184)
Ending balance	$2,125	$1,400	$1,400

APPIAN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Assets Recognized from the Costs to Obtain a Contract with a Customer

We capitalize incremental costs of obtaining a contract with a customer, which consists of sales commissions paid to our sales team. These costs are recorded as deferred commissions in the consolidated balance sheets. Costs to obtain a contract for a new customer or upsell are amortized over an estimated economic life of five years as sales commissions on initial sales are not commensurate with sales commissions on contract renewals. We determine the estimated economic life based on both qualitative and quantitative factors such as customer attrition, expected renewals, product life cycles, and contractual terms. We periodically review the carrying amount of deferred contract acquisition costs to determine whether events or changes in circumstances have occurred that could impact the estimated economic life. Commissions paid relating to contract renewals are deferred and amortized over the related renewal period. Costs to obtain a contract for professional services arrangements are expensed as incurred as the contractual period of our professional services arrangements are one year or less.

Amortization associated with deferred commissions is recorded to sales and marketing expense in our consolidated statements of operations. The following table summarizes the activity of costs to obtain a contract with a customer for the years ended December 31, 2022, and 2021 (in thousands):

	Year Ended December 31,
	2022	2021
Beginning balance	$73,685	$52,097
Additional contract costs deferred	49,816	51,283
Amortization of deferred contract costs	(37,517)	(29,695)
Ending balance	$85,984	$73,685

Commission expense was $39.4 million, $32.4 million, and $23.3 million for the years ended December 31, 2022, 2021, and 2020, respectively.

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

APPIAN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Impairment of Long-Lived Assets

Long-lived tangible assets and intangible assets with definite useful lives are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable through undiscounted cash flows from the use of the assets. If such assets are considered to be impaired, the assets are written down to their estimated fair value.

Goodwill is accounted for at the segment level and allocated to, and tested for impairment at, a level referred to as the reporting unit. We have determined our one segment consists of a single reporting unit. We test for impairment annually on the first day of our fourth quarter or between annual tests if events or changes in circumstances indicate the fair value of our reporting unit may be below its carrying amount. We have the option to qualitatively assess whether it is more likely than not the fair value our reporting unit is less than its carrying value. If we elect to perform a qualitative assessment and conclude it is more likely than not the fair value of the reporting unit is equal to or greater than its carrying value, no further assessment of that reporting unit’s goodwill is necessary; otherwise, goodwill must be tested for impairment. In 2022, we elected to not perform the optional qualitative assessment of goodwill and instead performed the quantitative impairment test.

When performing the quantitative test, we determine the fair value of the reporting unit and compare it to the carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds the fair value of the reporting unit, the reporting unit’s goodwill is impaired, and we must recognize an impairment loss for the difference between the carrying amount and the fair value of the reporting unit. We estimate the fair value of our reporting unit using a market-based valuation methodology, which is primarily based on our consolidated market capitalization plus a reasonable control premium.

In the fourth quarter of 2022, we completed our annual goodwill impairment test for our reporting unit, and the results of the test indicated the estimated fair value of our reporting unit significantly exceeded the carrying value.

Investments and Fair Value of Financial Instruments

Refer to Note 17 for a detailed discussion on our policies specific to investments and determining fair value.

Stock-Based Compensation

We account for stock-based compensation expense related to stock-based awards based on the estimated fair value of the award on the grant date. We calculate the fair value of stock options containing only a service condition using the Black-Scholes option pricing model. The fair value of restricted stock units (“RSUs”) is based on the closing market price of our common stock on the Nasdaq Global Market on the date of grant. For service-based awards such as RSUs, stock-based compensation expense is recognized on a straight-line basis over the requisite service period. For awards that contain market conditions, compensation expense is measured using a Monte Carlo simulation and is recognized using the accelerated attribution method over the derived service period based on the expected market performance as of the grant date. We account for forfeitures as they occur rather than estimating expected forfeitures. Refer to Note 11 for additional information related to stock-based compensation.

Leases

We combine and account for lease and non-lease components as a single lease component for leases of our facilities. The discount rates related to the our lease liabilities are based on estimates of our incremental borrowing rate on a secured basis, as the discount rates implicit in our lease agreements cannot be readily determined.

APPIAN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Income Taxes

We use the asset and liability method of accounting for income taxes in which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recoverable or settled. We recognize the effect on deferred tax assets and liabilities of a change in tax rates as income and expense in the period that includes the enactment date. A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized.

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

Foreign Currency

Our operations located outside of the United States where the local currency is the functional currency are translated into U.S. dollars using the current rate method. Results of operations are translated at the average rate of exchange for the period. Assets and liabilities are translated at the closing rates on the balance sheet date. Gains and losses on translation of these accounts are accumulated and reported as a separate component of stockholders’ equity and other comprehensive loss.

Gains and losses on foreign currency transactions are recognized in the accompanying consolidated statements of operations as a component of Other expense (income), net. Gains and losses from transactions denominated in foreign currencies resulted in net transaction losses of $6.1 million, net transaction losses of $3.7 million, and net transaction gains of $4.3 million for the years ended December 31, 2022, 2021, and 2020, respectively.

Research and Development

Research and development expenses include payroll, employee benefits, and other headcount-related costs associated with product development. Our product utilizes a common codebase, whether accessed by customers via the cloud or via an on-premises installation. Since our software is sold and licensed externally, we consider our software as external-use software for purposes of applying the capitalized software development guidance. Product development costs are expensed as incurred until

APPIAN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
technological feasibility has been established, which is defined as the completion of all planning, designing, coding, and testing activities necessary to establish products that meet design specifications including functions, features, and technical performance requirements. We have determined technological feasibility for our software products is reached shortly before they are released for sale. Costs incurred after technological feasibility is established are not significant, and accordingly we expense all research and development costs when incurred.

Advertising Expenses

We expense advertising costs as they are incurred. Advertising expenses were $5.8 million, $4.4 million, and $6.0 million for the years ended December 31, 2022, 2021, and 2020, respectively.

Recent Accounting Pronouncements

We did not adopt any new accounting guidance in 2022 that had a material impact on our consolidated financial statements or disclosures. Additionally, there is no pending accounting guidance that we expect to have a material impact on our consolidated financial statements.

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

The following table summarizes revenue recorded during the years ended December 31, 2022, 2021, and 2020 (in thousands):

	Year Ended December 31,
	2022	2021	2020
Cloud subscriptions	$236,922	$179,415	$129,219
Term license subscriptions	79,753	63,203	51,415
Maintenance and support	23,477	21,120	18,076
Total subscriptions	340,152	263,738	198,710
Professional services	127,839	105,521	105,863
Total revenue	$467,991	$369,259	$304,573

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

APPIAN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Term License Subscriptions

Our term license subscription revenue is derived from customers with on-premises installations of our platform. The majority of our contracts are one year in length. Although term license subscriptions are sold with maintenance and support, the software is fully functional at the beginning of the subscription and is considered a distinct performance obligation. If a cloud agreement includes the right for the customer to take possession of the license, the revenue is treated as a term license. Revenue from term license subscriptions is recognized when control of the software license has transferred to the customer, which is the later of delivery or commencement of the contract term.

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

Consulting Services

We sell consulting services to assist customers in planning and executing the deployment of our software. Customers are not required to use consulting services to fully benefit from the software. Consulting services are regularly sold on a standalone basis and either (1) under a fixed-fee arrangement or (2) on a time and materials basis. Consulting service contracts are considered separate performance obligations because they do not integrate with each other or with other products and services to deliver a combined output to the customer, do not modify or customize (or are not modified or customized by) each other or other products and services, and do not affect the customer's ability to use the other consulting offerings or other products and services. Revenue under consulting contracts is recognized over time as services are delivered. For time and materials-based consulting contracts, we have elected the practical expedient of recognizing revenue upon invoicing since the invoiced amount corresponds directly to the value of our service to date.

Training Services

We sell various training services to our customers. Training services are sold in the form of prepaid training credits that are redeemed based on a fixed rate per course. Training revenue is recognized when the associated training services are delivered.

Significant Judgments and Estimates

Determining the Transaction Price

The transaction price is the total amount of consideration we expect to receive in exchange for the service offerings in a contract and may include both fixed and variable components. Variable consideration is included in the transaction price to the

APPIAN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
extent it is probable a significant reversal will not occur. The amount of variable consideration excluded from the transaction price for the years ended December 31, 2022, 2021, and 2020 was insignificant. Our estimates of variable consideration are also subject to subsequent true-up adjustments and may result in changes to transaction prices; however, such true-up adjustments are not expected to be material.

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

Contract Balances

Timing may differ between the satisfaction of performance obligations and the invoicing and collection of amounts related to our contracts with customers. Contract assets primarily relate to unbilled amounts for contracts with customers for which the amount of revenue recognized exceeds the amount billed to the customer. Contract assets are transferred to accounts receivable when the right to invoice becomes unconditional. As of December 31, 2022 and 2021, contract assets of $14.3 million and $14.0 million, respectively, are included in the Prepaid expenses and other current assets and Other assets line items in our consolidated balance sheets.

Contract liabilities consist of deferred revenue and include payments received in advance of the satisfaction of performance obligations. Deferred revenue is then recognized as the revenue recognition criteria are met. Deferred revenue that will be recognized during the succeeding 12-month period is recorded as current, and the remaining deferred revenue is recorded as non-current. For the year ended December 31, 2022, we recognized $147.0 million of revenue that was included in the deferred revenue balance as of December 31, 2021.

Transaction Price Allocated to the Remaining Performance Obligations

As of December 31, 2022, we had an aggregate transaction price of $376.5 million allocated to unsatisfied performance obligations. We expect to recognize $243.2 million of this balance as revenue over the next 12 months with the remaining amount recognized thereafter.

4. Leases

As of December 31, 2022, our lease portfolio consists entirely of operating leases, all of which are for corporate offices. Our operating leases have remaining lease terms with various expiration dates through 2031, and some leases include options to extend the term for up to an additional 10 years.

APPIAN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Right-of-Use (“ROU”) Assets and Lease Liabilities

At the inception of an arrangement, we determine whether the arrangement is or contains a lease based on the unique facts and circumstances present and the classification of the lease. Operating leases with a term greater than one year are recognized on the consolidated balance sheet as ROU assets, lease liabilities, and, if applicable, long-term lease liabilities. ROU assets represent our right to use an underlying asset for the lease term, and lease liabilities represent our obligation to make lease payments arising from the lease. We have elected not to recognize on our consolidated balance sheets leases with a term of one year or less.

Lease liabilities and their corresponding ROU assets are recorded based on the present value of lease payments over the expected lease term. The implicit rates within most of our leases are generally not determinable; therefore, we estimate our incremental borrowing rate to determine the present value of lease payments. The determination of our incremental borrowing rate requires judgment and is estimated for each lease based on the rate we would have to pay for a collateralized loan with the same terms as the lease. We consider various factors, including our level of collateralization, estimated credit rating, and the currency in which the lease is denominated. Operating lease ROU assets also include any lease prepayments, offset by lease incentives. Certain of our leases include options to extend or terminate the lease. An option to extend the lease is considered in connection with determining the ROU asset and lease liability when it is reasonably certain we will exercise that option..

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

The following table sets forth the components of lease expense for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2022	2021	2020
Operating lease cost	$6,950	$6,619	$6,649
Finance lease costs:
Amortization of right-of-use assets	—	—	1,242
Interest on lease liabilities	—	—	150
Short-term lease cost	583	149	565
Variable lease cost	3,817	2,713	281
Total	$11,350	$9,481	$8,887

APPIAN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Supplemental Lease Information

Supplemental balance sheet information related to operating leases as of December 31, 2022 and December 31, 2021 is as follows (in thousands, except for lease term and discount rate):

	As of December 31,
	2022	2021
Right-of-use assets for operating leases	$37,248	$27,897

Operating lease liabilities, current	$8,681	$8,110
Operating lease liabilities, net of current portion	57,225	48,784
Total operating lease liabilities	$65,906	$56,894

Weighted average remaining lease term (in years)	8.4	9.5

Weighted average discount rate	9.4%	9.5%

Supplemental cash flow and expense information related to operating leases for the years ended December 31, 2022 and 2021 is as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020

Operating cash outflows for operating leases	$7,073	$7,732	$3,407
Operating cash outflows for finance leases	—	—	150
Financing cash outflows for finance leases	—	—	3,822

Amortization of operating lease ROU assets	1,495	1,361	1,554
Interest expense on operating lease liabilities	5,406	5,268	1,853

A summary of our future minimum lease commitments under non-cancellable leases as of December 31, 2022 is as follows (in thousands):

Operating Leases
2023	$9,076
2024	11,122
2025	11,409
2026	11,666
2027	11,717
Thereafter	42,513
Total lease payments	97,503
Less: imputed interest	(31,597)
Total	$65,906

5. Business Combinations

In August 2021, we acquired 100% of the outstanding common stock of Lana Labs, a developer of process mining software, for approximately $30.7 million, net of cash acquired and debt. The acquisition was made due to the attractive nature

APPIAN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
of the product offerings of Lana Labs and in furtherance of our objective to enhance our automation platform. The transaction was financed through available cash on hand.

The allocation of the purchase price was based upon the fair value of the assets acquired and liabilities assumed. The purchase price allocated to goodwill and intangible assets is not deductible for tax purposes. The following table summarizes the fair value of the assets acquired and liabilities assumed in connection with the acquisition (in thousands):

Cash acquired	$256
Other current assets	106
Property and equipment	59
Developed technology	5,974
Customer relationships	750
Goodwill	24,521
Other non-current assets	27
Total assets acquired	31,693
Current liabilities	638
Non-current liabilities	38
Total liabilities assumed	676
Net assets acquired	$31,017

During the third quarter of 2022, we finalized the fair value of the assets acquired and liabilities assumed in the acquisition, and the amounts presented above are now final. Measurement period adjustments recorded in 2021 included a $0.8 million adjustment to developed technology and goodwill related to an update to the discount rate utilized in our valuation of intangible assets, a $0.3 million increase in deferred revenue stemming from our early adoption of new accounting guidance relating to deferred revenue recognized pursuant to a business combination, a $0.1 million deferred tax adjustment, and an immaterial adjustment to working capital.

6. Goodwill and Intangible Assets

The following table summarizes goodwill balances as of December 31, 2022 and 2021 (in thousands):

Carrying Amount
Balance as of December 31, 2020	$4,862
Goodwill acquired, net of measurement period adjustments	24,521
Foreign currency translation adjustments	(1,588)
Balance as of December 31, 2021	$27,795
Goodwill acquired	—
Foreign currency translation adjustments	(1,446)
Balance as of December 31, 2022	$26,349

APPIAN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Intangible assets, net consisted of the following as of December 31, 2022 and 2021 (in thousands):

	As of December 31,
	2022	2021
Developed technology	$6,893	$7,271
Customer relationships - Non-Robotic Process Automation (“RPA”)	827	872
Customer relationships - RPA	246	261
Intangible assets, gross	7,966	8,404
Less: Accumulated amortization	(2,715)	(1,260)
Intangible assets, net	$5,251	$7,144

Intangible amortization expense was $1.5 million, $0.8 million, and $0.4 million for the years ended December 31, 2022, 2021, and 2020, respectively. As of December 31, 2022, the weighted average remaining amortization periods for developed technology, non-RPA customer relationships, and RPA customer relationships were approximately 3.4 years, 8.7 years, and 7.0 years, respectively.

The projected annual amortization expense related to amortizable intangible assets as of December 31, 2022 is as follows (in thousands):

Year Ended December 31,
2023	$1,471
2024	1,471
2025	1,170
2026	753
2027	92
Thereafter	294
Total projected amortization expense	$5,251

7. Property and Equipment, net

Property and equipment, net consisted of the following as of December 31, 2022 and 2021 (in thousands):

	As of December 31,
	2022	2021
Leasehold improvements	$45,959	$41,005
Office furniture and fixtures	3,476	2,536
Computer hardware	9,689	6,001
Computer software	1,353	1,353
Equipment	242	124
Property and equipment, gross	60,719	51,019
Less: Accumulated depreciation	(18,864)	(14,106)
Property and equipment, net	$41,855	$36,913

Depreciation expense totaled $5.8 million, $4.9 million, and $5.4 million for the years ended December 31, 2022, 2021, and 2020, respectively. During the year ended December 31, 2022, we retired and disposed of fully depreciated laptops and computer hardware with a gross asset value of approximately $1.0 million. Disposals during the year ended December 31, 2021 were not significant.

APPIAN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
8. Accrued Expenses

Accrued expenses consisted of the following as of December 31, 2022 and 2021 (in thousands):

	As of December 31,
	2022	2021
Hosting costs	$2,802	$1,995
Contract labor costs	1,465	891
Marketing and tradeshow expenses	1,000	1,167
Audit and tax expenses	911	439
Taxes payable	827	550
Legal costs	475	5,511
Reimbursable employee expenses	1,004	870
Third party license fees	1,223	1,066
Capital expenditures	744	379
Other accrued expenses	1,776	2,615
Total	$12,227	$15,483

9. Debt

Senior Secured Credit Facilities Credit Agreement

On November 3, 2022, we entered into a new Senior Secured Credit Facilities Credit Agreement (the “Credit Agreement”) which provides for a five-year term loan facility in an aggregate principal amount of $100.0 million and, in addition, up to $50.0 million for a revolving credit facility, including a letter of credit sub-facility in the aggregate availability amount of $15.0 million and a swingline sub-facility in the aggregate availability amount of $10.0 million (as a sublimit of the revolving loan facility). On December 13, 2022, we executed the first amendment to the credit agreement which increased the aggregate principal amount of the term loan facility by $20.0 million and the limit of the revolving credit facility by $10.0 million. The Credit Agreement matures on November 3, 2027. We will use the proceeds from the $120.0 million term loan to fund the continued growth of our business and support our working capital requirements.

Under the agreement, we may elect whether amounts drawn bear interest on the outstanding principal amount at a rate per annum equal to either (a) the higher of the Prime rate or the Federal Funds Effective (“Base Rate”) rate plus 0.50% or (b) the forward-looking term rate based on the secured overnight financing rate (“Term SOFR”). An additional interest rate margin is added to the elected interest rates. During the first three years of the Credit Agreement, the additional interest rate margin ranges from 1.5% to 2.5% in the case of Base Rate advances or from 2.5% to 3.5% in the case of Term SOFR advances, depending on our debt to recurring revenue leverage ratio (as defined in the Credit Agreement). During the final two years of the Credit Agreement, the interest rate margin ranges from 0.5% to 2.5% in the case of Base Rate advances and from 1.5% to 3.5% in the case of Term SOFR advances, depending on our debt to consolidated adjusted EBITDA leverage ratio (as defined in the Credit Agreement).

In addition, the Credit Agreement contains other customary representations, warranties and covenants, including covenants by us limiting additional indebtedness, guaranties, liens, fundamental changes, mergers and consolidations, dispositions of assets, investments, paying dividends on capital stock or redeeming, repurchasing or retiring capital stock, or prepaying certain junior indebtedness and preferred stock, certain corporate changes, and transactions with affiliates. The Credit Agreement also provides for customary events of default, including but not limited to non-payment, breaches or defaults in the performance of covenants, insolvency, bankruptcy, and the occurrence of a material adverse effect on us.

APPIAN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes outstanding long-term debt balances (in thousands):

	As of December 31,
	2022	2021
Secured term loan facility	$119,375	$—
Less: Debt issuance costs	(1,256)	—
Total long-term debt, net of debt issuance costs	$118,119	$—

Long-term debt, current	$2,740	$—
Long-term debt, net of current portion	115,379	—
Total long-term debt	$118,119	$—

The following table summarizes the annual maturities of the principal amount of total debt due (in thousands):

Repayment schedule of principal long-term debt as of December 31, 2022
2023	$3,000
2024	3,750
2025	6,000
2026	6,000
2027	100,625
Total	$119,375

We were in compliance with all covenants as of December 31, 2022. As of December 31, 2022, we had no outstanding borrowings under the revolving credit facility, and we had outstanding letters of credit totaling $12.0 million in connection with securing our leased office space.

10. Income Taxes

For the years ended December 31, 2022, 2021, and 2020, our loss before income taxes was comprised of the following (in thousands):

	Year Ended December 31,
	2022	2021	2020
Domestic	$(102,434)	$(48,743)	$(25,463)
Foreign	(47,794)	(39,120)	(7,131)
Total	$(150,228)	$(87,863)	$(32,594)

APPIAN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2022, 2021, and 2020, our income tax expense (benefit) was comprised of the following (in thousands):

	Year Ended December 31,
	2022	2021	2020
Current:
Federal	$72	$15	$11
State	119	79	79
Foreign	1,409	1,156	977
Total current expense	1,600	1,250	1,067
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	(908)	(472)	(184)
Total deferred benefit	(908)	(472)	(184)
Total income tax expense	$692	$778	$883

For the years ended December 31, 2022, 2021, and 2020, the provision for income taxes differs from the amount computed by applying the federal statutory income tax rates to our loss before the provision (benefit) for income taxes as follows:

	Year Ended December 31,
	2022	2021	2020
U.S. federal statutory tax rate	21.0%	21.0%	21.0%
State tax expense	4.1	4.7	18.2
Foreign rate differential	(3.3)	(4.1)	(3.6)
Nondeductible expenses	(0.3)	(0.5)	(0.6)
Foreign tax expense	0.3	(0.2)	—
Equity compensation	1.0	7.0	46.2
Tax credits	4.7	5.0	12.0
Unrecognized tax benefits	(0.9)	(0.9)	(2.2)
Change in tax rate	0.3	(1.2)	—
Other	(0.5)	(0.1)	(1.1)
Deferred adjustments	(0.8)	0.9	(1.7)
Change in valuation allowance	(26.1)	(32.5)	(90.9)
Total	(0.5)%	(0.9)%	(2.7)%

The effective tax rate of (0.5)% in 2022 includes $39.2 million of tax expense attributable to the change in the valuation allowance in the United States, Switzerland, and Germany (Lana Labs GmbH), partially offset by $8.6 million of favorable excess tax benefits for equity compensation and research credits.

APPIAN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Deferred tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amount of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of December 31, 2022 and 2021, significant components of our deferred tax assets and liabilities were as follows (in thousands):

	As of December 31,
	2022	2021
Deferred tax assets:
Net operating losses	$85,442	$81,499
Tax credits	21,215	15,510
Deferred revenue	416	466
Equity compensation	5,314	4,917
Lease liabilities	17,732	15,089
Accrued compensation	4,510	3,390
Bad debt	656	373
Other accrued expense	16	1,452
Capitalized research and development costs	29,991	—
Other	431	301
Gross deferred tax assets	165,723	122,997
Less: Valuation allowance	(132,581)	(94,399)
Total deferred tax assets	33,142	28,598
Deferred tax liabilities:
Prepaid expenses	(15,309)	(12,576)
Right-of-use assets	(10,056)	(7,361)
Unbilled receivables	—	(1,248)
Depreciation	(4,275)	(3,892)
Intangible assets	(1,540)	(2,102)
Other	(123)	(603)
Total deferred tax liabilities	(31,303)	(27,782)
Net deferred tax assets	$1,839	$816

As of December 31, 2022 and 2021, we had $237.7 million and $239.9 million of gross net operating loss (“NOL”) carryforwards for U.S. federal tax purposes, respectively. U.S. federal NOL carryforwards in the amount of $16.9 million, gross, generated prior to 2018 will expire, if unused, in 2037. Under the Tax Cuts and Jobs Act of 2017 (the “TCJA”), as modified by the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), federal NOL carryforwards generated in tax years beginning after December 31, 2017 may be carried forward indefinitely. As of December 31, 2022, we had $220.8 million of gross NOL carryforwards generated after 2017 for U.S. federal tax purposes, which may be used to offset 80% of our taxable income annually.

Section 382 of the Internal Revenue Code limits the utilization of NOL carryforwards when ownership changes occur, as defined by that section. A number of states have similar state laws that limit utilization of state NOL carryforwards when ownership changes occur. We have performed an analysis of our Section 382 ownership changes and have determined all U.S. federal and state NOL carryforwards are available for use as of December 31, 2022.

Beginning in 2022, the TCJA eliminated the option to deduct research and development expenditures immediately in the year incurred and requires companies to amortize such expenditures over five or fifteen years for tax purposes, depending on whether the activities were incurred in the U.S. or outside of the U.S. This change resulted in an increase to gross deferred tax assets of approximately $30.0 million in 2022. Due to the full valuation allowance recorded against our U.S. deferred tax assets, there was no impact to net deferred tax assets. Additionally, there was no cash tax impact for 2022 due to our ability to use NOL carryforwards to fully offset taxable income generated by the changes to research and development expenditures.

APPIAN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2022 and 2021, we had $19.3 million and $13.7 million, respectively, of U.S. federal tax credit carryforwards which will expire, if unused, between 2031 and 2042.

As of December 31, 2022 and 2021, we had U.S. gross state NOL carryforwards of $256.3 million and $249.8 million, respectively. We had tax effected state NOL carryforwards of $14.8 million and $14.1 million as of December 31, 2022 and 2021, respectively. The rules regarding carryforwards vary from state to state, and the ability to utilize NOLs varies based on timing and amount. The majority of state NOL carryforwards generated prior to 2018 will expire, if unused, in 2037. Due to the TCJA, certain state NOL carryforwards generated after 2017 have an indefinite carryforward period.

As of December 31, 2022 and 2021, we had foreign gross NOL carryforwards of $163.4 million and $126.6 million, respectively, primarily attributable to our subsidiary in Switzerland. In 2022, $8.1 million of Swiss NOLs expired related to the 2015 tax year. An additional piece of those NOL carryforwards will expire each year, if unused, between 2023 and 2029.

The net change in the total valuation allowance during the year ended December 31, 2022 was $38.2 million, primarily driven by the valuation allowance recorded against the United States and Switzerland deferred tax assets. The $1.1 million valuation allowance against the Germany (Lana Labs GmbH) deferred tax assets was released in 2022 as a result of post-integration tax planning and the merger of German subsidiaries.

As of December 31, 2022, we continued to maintain a full valuation allowance against U.S. deferred tax assets based on our cumulative operating results as of December 31, 2022, three-year cumulative loss, and an assessment of our expected future results of operations. We have evaluated all evidence, both positive and negative, in assessing the likelihood of realizability, and we determined the negative evidence outweighed the positive evidence.

As of December 31, 2022, we have a valuation allowance of $18.7 million against foreign deferred tax assets at our subsidiary in Switzerland. Based on our cumulative operating results as of December 31, 2022 and assessment of our expected future results of operations, we determined it was not more likely than not we would be able to realize the deferred tax assets prior to expiration.

We plan to distribute previously undistributed earnings of our foreign subsidiaries back to the United States in future years. Upon repatriation of those earnings, if any, we may be subject to taxes, including withholding taxes, net of any applicable foreign tax credits. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable.

As of December 31, 2022 and 2021, we had unrecognized tax benefits of $4.5 million and $3.1 million, respectively, none of which would affect our effective tax rate if recognized due to the valuation allowance. The following table summarizes the activity related to our unrecognized tax benefit from December 31, 2019 to December 31, 2022 (in thousands):

APPIAN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Balance as of December 31, 2019	$1,575
Additions for tax positions in current years	702
Additions for tax positions in prior years	—
Reductions due to lapse in statutes of limitations	—
Settlements	—
Balance as of December 31, 2020	2,277
Additions for tax positions in current years	812
Additions for tax positions in prior years	—
Reductions due to lapse in statutes of limitations	—
Settlements	—
Balance as of December 31, 2021	3,089
Additions for tax positions in current years	1,399
Additions for tax positions in prior years	—
Reductions due to lapse in statutes of limitations	—
Settlements	—
Balance as of December 31, 2022	$4,488

We recognize interest and penalties related to uncertain tax positions in income tax expense. During the years ended December 31, 2022, 2021, and 2020, we recognized nominal amounts in interest. The cumulative balance of interest and penalties as of December 31, 2022 and 2021 were not meaningful. We anticipate total unrecognized tax benefits will not decrease over the next year.

We file income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions. Due to the NOL carryforward, tax years 2016 through 2022 remain open to examination by the major taxing jurisdictions to which we are subject. There are no open examinations that would have a meaningful impact to our consolidated financial statements.

11. Stock-Based Compensation

Equity Incentive Plans

In May 2017, our Board of Directors adopted, and our stockholders approved, the 2017 Equity Incentive Plan (the “2017 Plan”), which became effective as of the date of the final prospectus for our initial public offering. The 2017 Plan provides for the grant of incentive stock options to employees and for the grant of nonstatutory stock options, restricted stock awards, restricted stock units (“RSUs”), stock appreciation rights, performance-based stock awards, and other forms of equity compensation to employees, including officers, non-employee directors, and consultants. We initially reserved 6,421,442 shares of Class A common stock for issuance under the 2017 Plan, which included 421,442 shares that remained available for issuance under our 2007 Stock Option Plan (the “2007 Plan”) at the time the 2017 Plan became effective. The number of shares reserved under the 2017 Plan increases for any shares subject to outstanding awards originally granted under the 2007 Plan that expire or are forfeited prior to exercise. As a result of the adoption of the 2017 Plan, no further grants may be made under the 2007 Plan. As of December 31, 2022, there were 7,196,149 shares of Class A common stock reserved for issuance under the 2017 Plan, of which 2,839,475 were available to be issued.

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

APPIAN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
historical volatility of our publicly traded stock over the estimated expected term of the stock options. We assume zero dividend yield because we have historically not paid dividends and do not anticipate paying dividends in the near future.

In June 2022, our Board of Directors granted a stock option to purchase 700,000 shares of our Class A common stock to our Chief Executive Officer (the “2022 CEO Grant”) under the 2017 Plan with an exercise price of $50.63 per share. The 2022 CEO Grant is eligible to vest based on the achievement of various stock price appreciation targets of our Class A common stock. Specifically, the 2022 CEO Grant vests in four installments of 25% each if the average closing price per share for a 365 day calendar period equals each of $175, $200, $225, and $250, respectively (the “Vesting Price Threshold”), prior to June 7, 2030. The option also vests if the Company engages in a Corporate Transaction, as defined in the Plan, in which the Company’s Class A common stock is valued at or above the Vesting Price Threshold. The fair value of the 2022 CEO Grant was determined using a Monte Carlo simulation. The fair value of the award at the grant date was $18.8 million and is being amortized over derived service periods ranging from 3.4 years to 4.1 years.
The only stock option awarded during the years ended December 31, 2022, 2021, and 2020 was the 2022 CEO Grant. The following table summarizes the assumptions used to estimate the fair value of the 2022 CEO stock option grant:

	Year Ended December 31,
	2022	2021	2020
Risk-free interest rate	3.01%	*	*
Expected term (in years)	**	*	*
Expected volatility	70%	*	*
Expected dividend yield	—%	*	*
* Not applicable because no stock options were granted during the period.
** Each Vesting Price Threshold for the 2022 CEO grant has a unique expected term ranging from 3.4 years to 4.1 years.

The following table summarizes stock option activity for the years ended December 31, 2022, 2021, and 2020:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2019	4,458,611	$12.30	5.8	$115,501
Granted	—	—
Exercised	(1,001,411)	6.39		81,181
Expired	(1,380)	11.82
Forfeited	(56,580)	11.33
Outstanding at December 31, 2020	3,399,240	14.06	4.9	503,174
Granted	—	—
Exercised	(423,824)	6.55		43,525
Expired	(4,100)	10.54
Forfeited	(17,960)	11.78
Outstanding at December 31, 2021	2,953,356	15.16	4.0	147,812
Granted	700,000	50.63
Exercised	(937,217)	27.14		32,858
Expired	(7,900)	4.06
Forfeited	(10,280)	12.28
Outstanding at December 31, 2022	2,697,959	$20.25	5.1	$45,867

Exercisable at December 31, 2022	1,997,959	$9.60	3.6	$45,867

APPIAN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The total fair value of stock options that vested during the years ended December 31, 2022, 2021, and 2020 was $0.9 million, $10.8 million, and $2.8 million, respectively. As of December 31, 2022, the total compensation cost related to unvested stock options not yet recognized, which relates exclusively to the 2022 CEO Grant, was $16.0 million. This amount will be recognized over a weighted average period of 3.19 years.

Restricted Stock Units

The following table summarizes RSU activity for the years ended December 31, 2022, 2021, and 2020:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested and outstanding at December 31, 2019	1,022,835	$31.39
Granted	589,692	60.47
Vested	(270,609)	31.29
Forfeited	(176,915)	32.01
Non-vested and outstanding at December 31, 2020	1,165,003	46.04
Granted	488,462	108.98
Vested	(354,130)	43.39
Forfeited	(89,806)	62.72
Non-vested and outstanding at December 31, 2021	1,209,529	70.99
Granted	606,203	52.63
Vested	(403,648)	58.63
Forfeited	(221,364)	70.30
Non-vested and outstanding at December 31, 2022	1,190,720	$65.97

As of December 31, 2022, total unrecognized compensation cost related to unvested RSUs was approximately $58.3 million, which will be recognized over a weighted average period of 1.6 years.

The following table summarizes the components of our stock-based compensation expense by instrument type for the years ended December 31, 2022, 2021, and 2020 (in thousands):

	Year Ended December 31,
	2022	2021	2020
RSUs	$35,290	$19,382	$10,745
Stock options	2,790	3,839	4,164
Common stock awards to Board of Directors	750	623	370
Total stock-based compensation expense	$38,830	$23,844	$15,279

APPIAN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock-based compensation expense for RSUs, stock options, and issuances of common stock to the Board of Directors is included in the following line items in the accompanying consolidated statements of operations for the years ended December 31, 2022, 2021, and 2020 (in thousands):

	Year Ended December 31,
	2022	2021	2020
Cost of revenue
Subscriptions	$996	$1,199	$943
Professional services	5,309	3,131	1,477
Operating expenses
Sales and marketing	9,152	5,426	2,821
Research and development	12,523	5,224	2,718
General and administrative	10,850	8,864	7,320
Total stock-based compensation expense	$38,830	$23,844	$15,279

12. Stockholders' Equity

As of December 31, 2022, we had authorized 500,000,000 shares of Class A common stock and 100,000,000 shares of Class B common stock, each with a par value of $0.0001 per share, of which 41,320,091 shares of Class A common stock and 31,497,796 shares of Class B common stock were issued and outstanding. The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion rights. The holders of Class A common stock are entitled to one vote per share, and the holders of Class B common stock are entitled to ten votes per share on all matters subject to stockholder vote. The holders of Class B common stock also have approval rights for certain corporate actions. Each share of Class B common stock may be converted into one share of Class A common stock at the option of its holder and will be automatically converted upon transfer thereof, subject to certain exceptions. In addition, upon the date on which the outstanding shares of Class B common stock represent less than 10% of the aggregate voting power of our capital stock, all outstanding shares of Class B common stock shall convert automatically into Class A common stock.

13. Basic and Diluted Loss per Common Share

The following table sets forth the computation of basic and diluted net loss per share for the years ended December 31, 2022, 2021, and 2020 (in thousands, except share and per share data):

	Year Ended December 31,
	2022	2021	2020
Numerator:
Net loss	$(150,920)	$(88,641)	$(33,477)
Denominator:
Weighted average common shares outstanding, basic and diluted	72,455,175	71,036,490	69,050,565
Net loss per share, basic and diluted	$(2.08)	$(1.25)	$(0.48)

Due to net losses for the years ended December 31, 2022, 2021, and 2020, basic and diluted net loss per share were the same as the effect of potentially dilutive securities would have been antidilutive.

The following outstanding securities, prior to the use of the treasury stock method, have been excluded from the computation of diluted weighted-average shares outstanding for the respective periods below because they would have been antidilutive to earnings per share:

APPIAN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2022	2021	2020
Stock options	2,697,959	2,953,356	3,399,240
Non-vested restricted stock units	1,190,720	1,209,529	1,165,003

14. Commitments and Contingencies

Minimum Purchase Commitments

In July 2021, we executed a non-cancellable cloud hosting arrangement with Amazon Web Services (“AWS”) that contains provisions for minimum purchase commitments. Specifically, purchase commitments under the agreement total $131.0 million over five years, including $22.0 million in the first year, $25.0 million in the second year, and $28.0 million in each of the third, fourth, and fifth years. The timing of payments under the agreement may vary, and the total amount of payments may exceed the minimum depending on the volume of services utilized. Spending under this agreement for the year ended December 31, 2022 totaled $33.1 million.

Letters of Credit

At December 31, 2022 and 2021, we had outstanding letters of credit totaling $12.0 million and $11.2 million, respectively, in connection with securing our leased office space. All letters of credit are secured by our current or historical borrowing arrangements as described in Note 9.

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

Defendant Youyong Zou has satisfied the judgment of $5,000 (plus interest) against him in lieu of appealing that judgment. On September 15, 2022, Pegasystems filed a notice of appeal, and on February 6, 2023, Pegasystems filed its opening brief with the Court of Appeals of Virginia. Appian expects to file its responsive brief in March 2023, to which Pegasystems will file a reply brief. After submission of the reply brief, the timeline of the case is solely within the control of the Court of Appeals until it rules. Pegasystems is not required to pay us the judgment, attorney’s fees, or post-judgment interest until all appeals are exhausted. We cannot predict the outcome of any appeals or the time it will take to resolve them. Consistent with other judgments, there is no guarantee we will be able to collect all or any portion of the judgment. Consequently, we will not record the award in our consolidated financial statements until all contingencies are resolved and we collect on the judgment.

Other Legal Matters

From time to time, we are subject to legal, regulatory, and other proceedings and claims that arise in the ordinary course of business. Other than as disclosed elsewhere in this Annual Report, we are not presently a party to any legal proceedings that, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, financial condition, or cash flows. We do not believe any material liability will be imposed as a result of any of the foregoing matters.

APPIAN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
15. Segment and Geographic Information

The following table summarizes revenue by geography for the years ended December 31, 2022, 2021, and 2020 (in thousands):

	Year Ended December 31,
	2022	2021	2020
Domestic	$311,075	$243,562	$201,483
International	156,916	125,697	103,090
Total	$467,991	$369,259	$304,573

With respect to geographic information, revenue is attributed to respective geographies based on the contracting address of the customer. There were no individual foreign countries from which more than 10% of our total revenue was attributable for the years ended December 31, 2022 and 2021. Revenue from customers attributed to the United Kingdom were 12.5% of our total revenue for the year ended December 31, 2020. Substantially all of our long-lived assets were held in the United States as of December 31, 2022 and 2021.

16. Retirement Plans

We have a defined contribution 401(k) retirement and savings plan (the “Plan”) to provide retirement benefits for all eligible employees. With limited exceptions, all employees over the age of 21 on the first day of the month immediately following the month of hiring are eligible to participate in the Plan. The Plan allows eligible employees to make salary-deferred contributions up to 75% of their pre-tax annual compensation, as defined in the Plan, as long as the total contributed does not exceed the annual maximum allowable amount under the Internal Revenue Code. The Company makes a semi-monthly matching contribution of 100% of the employee's contribution for that pay period, up to a maximum of 4% of the employee's eligible gross compensation for that pay period. Company contributions vest ratably based on years of service over a four year period, beginning with the completion of the first year of service. For the years ended December 31, 2022, 2021, and 2020, we incurred $11.5 million, $8.7 million, and $6.8 million, respectively, in contribution expense related to employer matching contributions.

17. Investments and Fair Value Measurements

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

•Level 2. Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

•Level 3. Unobservable inputs for which there is little or no market data, and which require us to develop our own estimates and assumptions reflecting those that a market participant would use.

The asset or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques maximize the use of relevant observable inputs and minimize the use of unobservable inputs. There were no instruments measured at fair value on a recurring basis using significant unobservable inputs during the years ended December 31, 2022 and 2021.

The valuation techniques that may be used to measure fair value are as follows:

APPIAN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
•Market approach. Uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities;

•Income approach. Uses valuation techniques to convert future amounts to a single present amount based on current market expectations about those future amounts; and

•Cost approach. Based on the amount that currently would be required to replace the service capacity of an asset (i.e., replacement cost).

The carrying amounts of our cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value as of December 31, 2022 and 2021 because of the relatively short duration of these instruments. Additionally, the carrying value of our debt associated with the term loan facility approximates fair value because the interest rates are variable and reset on a relatively short durations to the then market rates.

Investments

Our investment portfolio consists largely of debt investments classified as available-for-sale. Changes in the fair value of available-for-sale securities, excluding other-than-temporary impairments, are recorded in accumulated other comprehensive loss in our consolidated balance sheets. The components of our investments as of December 31, 2022 and 2021 are as follows (in thousands):

	As of December 31, 2022
	Fair Value Measurement				Balance Sheet Classification
	Fair Value Level	Cost Basis	Unrealized Gains (Losses)	Market Value	Cash and Cash Equivalents	Short-term Investments and Marketable Securities
Money market fund	Level 1	$39,469	$—	$39,469	$39,469	$—
U.S. Treasury bonds	Level 1	9,396	(13)	9,383	—	9,383
Commercial paper	Level 2	26,704	—	26,704	—	26,704
Corporate bonds	Level 2	9,353	(12)	9,341	—	9,341
Agency bonds	Level 2	2,432	3	2,435		2,435
Total investments		$87,354	$(22)	$87,332	$39,469	$47,863

As of December 31, 2021, our investments consisted of the following (in thousands):

	As of December 31, 2021
	Fair Value Measurement				Balance Sheet Classification
	Fair Value Level	Cost Basis	Unrealized Gains (Losses)	Market Value	Cash and Cash Equivalents	Short-Term Investments and Marketable Securities	Long-Term Investments
Money market fund	Level 1	$38,301	$—	$38,301	$38,301	$—	$—
U.S. Treasury bonds	Level 1	8,171	—	8,171	—	8,171	—
Commercial paper	Level 2	23,312	—	23,312	—	23,312	—
Corporate bonds	Level 2	20,107	(14)	20,093	—	8,049	12,044
Asset-backed securities	Level 2	15,655	(8)	15,647	—	15,647	—
Total investments		$105,546	$(22)	$105,524	$38,301	$55,179	$12,044

APPIAN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
There were no Level 3 assets held at any point during the year ended December 31, 2022 and 2021. Additionally, there were no transfers between Levels 1 and 2 during the years ended December 31, 2022 and 2021. Interest income on our investments totaled $0.9 million for the year ended December 31, 2022.

The amortized cost basis and fair value of debt securities at December 31, 2022 and 2021, by contractual maturity, are as follows (in thousands):

	As of December 31, 2022
	Cost Basis	Fair Value
Due in one year or less	$87,354	$87,332
Due after one year through five years	—	—
Total investments	$87,354	$87,332

	As of December 31, 2021
	Cost Basis	Fair Value
Due in one year or less	$93,497	$93,480
Due after one year through five years	12,049	12,044
Total investments	$105,546	$105,524

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. Based on the evaluation of our disclosure controls and procedures as of December 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) of the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013). Based on this assessment, management concluded that, as of December 31, 2022, our internal control over financial reporting was effective.

The Annual Report on Form 10-K includes an attestation report of our independent registered public accounting firm regarding internal control over financial reporting, which appears in Part II, Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There have been no material changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to our Proxy Statement for our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2022.

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

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to our Proxy Statement for our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to our Proxy Statement for our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2022.

Item 13. Certain Relationships and Related Transactions and Director Independence.

The information required by this item is incorporated by reference to our Proxy Statement for our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2022.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated by reference to our Proxy Statement for our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2022.

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

4.2	Description of Securities.
Previously filed as Exhibit 4.3 to the Company’s Annual Report on 10-K (File No. 001-38098), filed with the Securities and Exchange Commission on February 17, 2022, and incorporated herein by reference.

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

10.3	2017 Equity Incentive Plan French Qualifying Sub-Plan, with Forms of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement thereunder.+
Previously filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K (File No. 001-38098), filed with the Securities and Exchange Commission on February 23, 2018, and incorporated herein by reference.

10.4	2017 Equity Incentive Plan CSOP Sub-Plan for UK Eligible Employees, with Forms of CSOP Stock Option Grant Notice and CSOP Option Agreement thereunder.+
Previously filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K (File No. 001-38098), filed with the Securities and Exchange Commission on February 23, 2018, and incorporated herein by reference.

10.5	Forms of Restricted Stock Unit Grant Notices and Restricted Stock Unit Award Agreements under 2017 Equity Incentive Plan.+
Previously filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K (File No. 001-38098), filed with the Securities and Exchange Commission on February 23, 2018, and incorporated herein by reference.

10.6	Forms of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under 2017 Equity Incentive Plan.+
Previously filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K (File No. 001-38098), filed with the Securities and Exchange Commission on February 23, 2018, and incorporated herein by reference.

10.7	Appian Corporation Employee Stock Purchase Plan.+
Previously filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 001-38098) filed with the Securities and Exchange Commission on August 5, 2021, and incorporated herein by reference.

10.8	Agreement on the Sale and Transfer of Shares dated as of August 4, 2021, by and among Appian Europe Ltd., and each of the Sellers and Managers identified therein.
Previously filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 001-38098) filed with the Securities and Exchange Commission on November 4, 2021, and incorporated herein by reference.

10.9	Non-Employee Director Compensation Plan, as amended December 16, 2020.+
Previously filed as Exhibit 10.3 to the Company’s Annual Report on 10-K (File No. 001-38098), filed with the Securities and Exchange Commission on February 18, 2021, and incorporated herein by reference.

10.10	Form of Indemnification Agreement by and between Appian Corporation and each of its directors and executive officers.+
Previously filed as Exhibit 10.4 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-217510), filed with the Securities and Exchange Commission on May 10, 2017, and incorporated herein by reference.

10.11	Senior Executive Cash Incentive Bonus Plan.+
Previously filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K (File No. 001-38098), filed with the Securities and Exchange Commission on February 23, 2018, and incorporated herein by reference.

10.12	Employment Agreement, dated as of September 7, 2012, by and between Appian Corporation and Matthew Calkins.+
Previously filed as Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-217510), filed with the Securities and Exchange Commission on April 27, 2017, and incorporated herein by reference.

10.13	Form of Amended and Restated Employment Agreement, dated as of April 27, 2017, by and between Appian Corporation and each of Mark Lynch and Chris Winters.+
Previously filed as Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-217510), filed with the Securities and Exchange Commission on April 27, 2017, and incorporated herein by reference.

10.14	Employment Agreement, dated as of September 7, 2012, by and between Appian Corporation and Robert Kramer.+
Previously filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q (File No. 001-38098) filed with the Securities and Exchange Commission on May 7, 2020, and incorporated herein by reference.

10.15	Employment Agreement, dated as of May 6, 2020, by and between Appian Corporation and Eric Cross.+
Previously filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q (File No. 001-38098) filed with the Securities and Exchange Commission on August 6, 2020, and incorporated herein by reference.

10.16	Employment Agreement, dated as of March 31, 2020, by and between Appian Corporation and Pavel Zamudio-Ramirez .+	Filed herewith.

10.17	Employment Agreement, dated as of April 2, 2022, by and between Appian Corporation and Mark Matheos.+
Previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-38098) filed with the Securities and Exchange Commission on May 5, 2022, and incorporated herein by reference.

10.18	Employment Agreement, dated as of October 14, 2022, by and between Appian Corporation and Christopher Jones.+
Previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-38098) filed with the Securities and Exchange Commission on November 3, 2022, and incorporated herein by reference.

10.19	Consultant Agreement, dated as of May 23, 2022, by and between Appian Corporation and William McCarthy.+
Previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-38098) filed with the Securities and Exchange Commission on August 4, 2022, and incorporated herein by reference.

10.20	Deed of Lease, dated April 17, 2018, between Appian Corporation and Tamares 7950 Owner LLC.
Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38098), filed with the Securities and Exchange Commission on April 23, 2018, and incorporated herein by reference.

10.21	First Amendment to Deed of Lease, dated December 23, 2019, between Appian Corporation and Tamares 7950 Owner LLC.
Previously filed as Exhibit 10.15 to the Company's Annual Report on Form 10-K (File No. 001-38098), filed with the Securities and Exchange Commission on February 20, 2020, and incorporated herein by reference.

10.22	Second Amendment to Deed of Lease, effective as of January 1, 2020, between Appian Corporation and Tamares 7950 Owner LLC.
Previously filed as Exhibit 10.16 to the Company's Annual Report on Form 10-K (File No. 001-38098), filed with the Securities and Exchange Commission on February 20, 2020, and incorporated herein by reference.

10.23	Third Amendment to Deed of Lease, dated as of November 30, 2021, between Appian Corporation and Tamares 7950 Owner LLC.
Previously filed as Exhibit 10.21 to the Company's Annual Report on Form 10-K (File No. 001-38098), filed with the Securities and Exchange Commission on February 17, 2022, and incorporated herein by reference.

10.24	Agreement of Sublease, dated as of November 30, 2021, between Appian Corporation and Octagon, Inc.
Previously filed as Exhibit 10.22 to the Company's Annual Report on Form 10-K (File No. 001-38098), filed with the Securities and Exchange Commission on February 17, 2022, and incorporated herein by reference.

10.25	Software Enterprise OEM License Agreement, dated as of June 15, 2016, by and between Appian Corporation and Kx Systems, Inc.†
Previously filed as Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-217510), filed with the Securities and Exchange Commission on April 27, 2017, and incorporated herein by reference.

10.26	Addendum No. 1 to Software Enterprise OEM License Agreement, dated as of August 20, 2019, by and between Appian Corporation and Kx Systems, Inc.
Previously filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 001-38098) filed with the Securities and Exchange Commission on October 31, 2019, and incorporated herein by reference.

10.27	Senior Secured Credit Facilities Credit Agreement, dated as of November 3, 2022, by and among Appian Corporation, Wells Fargo Bank, National Association, Comerica Bank, and Silicon Valley Bank.	Filed herewith.

10.28	Joinder and First Amendment to Credit Agreement, dated as of December 13, 2022, by and among Appian Corporation, MUFG Bank, Ltd., Wells Fargo Bank, National Association, Comerica Bank, and Silicon Valley Bank.	Filed herewith.

21.1	Subsidiaries of Appian Corporation.	Filed herewith.

23.1	Consent of BDO USA, LLP, independent registered public accounting firm.	Filed herewith.

24.1	Power of Attorney. Reference is made to the signature page hereto.	Filed herewith.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*	Filed herewith.

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.	Attached.

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Attached.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Attached.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Attached.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Attached.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Attached.

104	Cover page interactive data file (formatted as Inline XBRL and contained in Exhibit 101)	Attached.
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

None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPIAN CORPORATION

February 16, 2023	By:	/s/ Matthew Calkins	/s/ Mark Matheos
		Name: Matthew Calkins	Name: Mark Matheos
		Title: Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	Title: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Matthew Calkins, Mark Matheos, and Christopher Winters, and each of them acting individually, as his or her true and lawful attorneys-in-fact and agents, with full power of each to act alone, with full powers of substitution and resubstitution, for him or her and in his or her name, place, and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, with full power of each to act alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or his, her or their substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Matthew Calkins Matthew Calkins	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	February 16, 2023
/s/ Mark Matheos Mark Matheos	Chief Financial Officer (Principal Financial Officer)	February 16, 2023
/s/ Robert Kramer Robert Kramer	General Manager and Director	February 16, 2023
/s/ A.G.W. “Jack” Biddle, III A.G.W. "Jack" Biddle, III	Director	February 16, 2023
/s/ Prashanth “PV” Boccassam Prashanth “PV” Boccassam	Director	February 16, 2023
/s/ Shirley Edwards Shirley Edwards	Director	February 16, 2023
/s/ Barbara “Bobbie” Kilberg Barbara “Bobbie” Kilberg	Director	February 16, 2023
/s/ Mark Lynch Mark Lynch	Director	February 16, 2023
/s/ William McCarthy William McCarthy	Director	February 16, 2023
/s/ Michael Mulligan Michael Mulligan	Director	February 16, 2023