Form 10-Q
period 2023-03-31
APPIAN CORP
filed 2023-05-09
CIK 1441683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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

As of May 5, 2023, there were 41,663,928 shares of the registrant’s Class A common stock and 31,297,596 shares of the registrant’s Class B common stock, each with a par value of $0.0001 per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

APPIAN CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and share data)

	As of
	March 31, 2023	December 31, 2022
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$198,679	$148,132
Short-term investments and marketable securities	55,803	47,863
Accounts receivable, net of allowance of $2,182 and $2,125, respectively	147,579	165,964
Deferred commissions, current	30,697	30,196
Prepaid expenses and other current assets	36,556	28,093
Restricted cash, current	2,280	2,249
Total current assets	471,594	422,497
Property and equipment, net of accumulated depreciation of $19,128 and $18,864, respectively	45,877	41,855
Goodwill	26,711	26,349
Intangible assets, net of accumulated amortization of $3,125 and $2,715, respectively	4,950	5,251
Right-of-use assets for operating leases	35,425	37,248
Deferred commissions, net of current portion	55,601	55,788
Deferred tax assets	1,596	1,940
Other assets	3,064	3,286
Total assets	$644,818	$594,214
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$3,872	$7,997
Accrued expenses	15,373	12,227
Accrued compensation and related benefits	31,443	40,718
Deferred revenue	193,902	194,768
Debt	65,432	2,740
Operating lease liabilities	8,980	8,681
Other current liabilities	4,763	3,121
Total current liabilities	323,765	270,252
Long-term debt	143,728	115,379
Operating lease liabilities	56,073	57,225
Deferred revenue	4,750	5,556
Deferred tax liabilities	103	102
Total liabilities	528,419	448,514
Stockholders’ equity
Class A common stock—par value $0.0001; 500,000,000 shares authorized and 41,457,783 shares issued and outstanding as of March 31, 2023; 500,000,000 shares authorized and 41,320,091 shares issued and outstanding as of December 31, 2022	4	4
Class B common stock—par value $0.0001; 100,000,000 shares authorized and 31,497,596 shares issued and outstanding as of March 31, 2023; 100,000,000 shares authorized and 31,497,796 shares issued and outstanding as of December 31, 2022	3	3
Additional paid-in capital	569,618	561,390
Accumulated other comprehensive loss	(7,946)	(7,246)
Accumulated deficit	(445,280)	(408,451)
Total stockholders’ equity	116,399	145,700
Total liabilities and stockholders’ equity	$644,818	$594,214

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPIAN CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2023	2022
Revenue
Subscriptions	$98,957	$83,720
Professional services	36,278	30,546
Total revenue	135,235	114,266
Cost of revenue
Subscriptions	10,448	8,206
Professional services	25,645	22,710
Total cost of revenue	36,093	30,916
Gross profit	99,142	83,350
Operating expenses
Sales and marketing	63,090	45,916
Research and development	41,624	29,839
General and administrative	29,694	31,461
Total operating expenses	134,408	107,216
Operating loss	(35,266)	(23,866)
Other non-operating expense
Other (income) expense, net	(2,690)	787
Interest expense	3,118	74
Total other non-operating expense	428	861
Loss before income taxes	(35,694)	(24,727)
Income tax expense (benefit)	1,135	(1,573)
Net loss	$(36,829)	$(23,154)
Net loss per share:
Basic and diluted	$(0.51)	$(0.32)
Weighted average common shares outstanding:
Basic and diluted	72,869	72,217

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPIAN CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited, in thousands)

	Three Months Ended March 31,
	2023	2022
Net loss	$(36,829)	$(23,154)
Comprehensive loss, net of income taxes
Foreign currency translation adjustments	(746)	757
Unrealized gains (losses) on available-for-sale securities	46	(111)
Total other comprehensive loss, net of income taxes	$(37,529)	$(22,508)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPIAN CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(unaudited, in thousands, except share data)

			Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Common Stock
	Shares	Amount
Balance, December 31, 2022	72,817,887	$7	$561,390	$(7,246)	$(408,451)	$145,700
Net loss	—	—	—	—	(36,829)	(36,829)
Issuance of common stock to directors	6,713	—	—	—	—	—
Vesting of restricted stock units	111,296	—	(2,959)	—	—	(2,959)
Exercise of stock options	19,483	—	131	—	—	131
Stock-based compensation expense	—	—	11,056	—	—	11,056
Other comprehensive loss	—	—	—	(700)	—	(700)
Balance, March 31, 2023	72,955,379	$7	$569,618	$(7,946)	$(445,280)	$116,399

			Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Common Stock
	Shares	Amount
Balance, December 31, 2021	71,462,094	$7	$497,128	$(5,687)	$(257,531)	$233,917
Net loss	—	—	—	—	(23,154)	(23,154)
Issuance of common stock to directors	2,395	—	—	—	—	—
Vesting of restricted stock units	47,038	—	—	—	—	—
Exercise of stock options	815,833	—	24,404	—	—	24,404
Stock-based compensation expense	—	—	6,943	—	—	6,943
Other comprehensive income	—	—	—	646	—	646
Balance, March 31, 2022	72,327,360	$7	$528,475	$(5,041)	$(280,685)	$242,756

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPIAN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net loss	$(36,829)	$(23,154)
Adjustments to reconcile net loss to net cash used by operating activities
Stock-based compensation	11,056	6,943
Depreciation and amortization	2,342	1,773
Bad debt expense	120	(2)
Amortization of debt issuance costs	70	—
Deferred income taxes	357	(1,073)
Changes in assets and liabilities
Accounts receivable	17,609	8,416
Prepaid expenses and other assets	(8,803)	(3,579)
Deferred commissions	(314)	(1,383)
Accounts payable and accrued expenses	(1,878)	2,338
Accrued compensation and related benefits	(9,369)	(6,798)
Other current and non-current liabilities	1,582	129
Deferred revenue	(2,177)	(3,764)
Operating lease assets and liabilities	969	(450)
Net cash used by operating activities	(25,265)	(20,604)
Cash flows from investing activities
Purchases of investments	(24,184)	(16,240)
Proceeds from investments	16,289	21,729
Purchases of property and equipment	(4,421)	(3,390)
Net cash (used by) provided by investing activities	(12,316)	2,099
Cash flows from financing activities
Proceeds from borrowings	92,000	—
Debt repayments	(750)	—
Payments for debt issuance costs	(278)	—
Payments for employee taxes related to the net share settlement of equity awards	(2,959)	—
Proceeds from exercise of common stock options	131	24,404
Net cash provided by financing activities	88,144	24,404
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	15	40
Net increase in cash, cash equivalents, and restricted cash	50,578	5,939
Cash, cash equivalents, and restricted cash at beginning of period	150,381	103,960
Cash, cash equivalents, and restricted cash at end of period	$200,959	$109,899

Supplemental disclosure of cash flow information
Cash paid for interest	$1,233	$78
Cash paid for income taxes	$284	$197
Supplemental disclosure of non-cash investing and financing activities
Accrued capital expenditures	$2,233	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

APPIAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Organization and Description of Business

Appian Corporation (together with its subsidiaries, “Appian,” the “Company,” “we,” or “our”) is a software company that automates business processes. The Appian Platform includes everything you need to design, automate, and optimize even the most complex processes from start to finish. The world's most innovative organizations trust Appian to improve their workflows, unify data, and optimize operations—resulting in better growth and superior customer experiences.

We are headquartered in McLean, Virginia and operate both in the U.S. and internationally, including Australia, Canada, France, Germany, India, Italy, Japan, Mexico, the Netherlands, Singapore, Spain, Sweden, Switzerland, and the United Kingdom.

2. Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and footnotes have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) for interim financial reporting. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, changes in stockholders’ equity, and cash flows. The results of operations for the current period are not necessarily indicative of the results for the full year or the results for any future periods. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission (the “SEC”) on February 16, 2023. In addition, certain reclassifications have been made to the prior year’s condensed consolidated financial statements to conform to the current year’s presentation, specifically as it relates to our presentation of certain adjustments to reconcile net loss to net cash used by operating activities in our consolidated statements of cash flows.

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

In March 2023, Silicon Valley Bank’s (“SVB”) U.S. operations were placed into receivership by the Federal Deposit Insurance Corporation (“FDIC”), and its U.K. operations were placed into a Bank Insolvency Procedure by the Bank of England. SVB’s U.S. operations were later sold to First Citizens Bank and Trust Company (“First Citizens”), and its U.K. operations were sold to HSBC UK Bank, Plc (“HSBC”).

We have access to all of our cash, cash equivalents, and investments that were in accounts previously held by SVB, and we do not expect a material impact to our ongoing operations stemming from the SVB matter. Refer to Note 8 for further discussion regarding the receivership’s impact on our credit facility. We believe the financial institutions holding our cash deposits are financially sound.

With regard to our customers, credit evaluation and account monitoring procedures are used to minimize the risk of loss. Revenue generated from government agencies represented 20.5% and 18.1% of our revenue for the three months ended March 31, 2023 and 2022, respectively, of which the top three U.S. federal government agencies generated 4.2% and 4.6% of our revenue for the three months ended March 31, 2023 and 2022, respectively. Additionally, 33.4% and 33.5% of our revenue during the three months ended March 31, 2023 and 2022, respectively, was generated from foreign customers.

Cash, Cash Equivalents, and Restricted Cash

We consider all highly liquid investments with an original or remaining maturity of three months or less at the date of purchase, as well as overnight repurchase agreements, to be cash equivalents. Restricted cash consists of cash designated to settle an escrow liability stemming from a holdback agreement enacted pursuant to our acquisition of Lana Labs GmbH. We paid 25% of the balance on September 28, 2022, and the remaining 75% of the balance is due on August 11, 2023.

APPIAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table presents a reconciliation of cash, cash equivalents, and restricted cash as presented in the consolidated statements of cash flows (in thousands):

	As of
	March 31, 2023	December 31, 2022	March 31, 2022	December 31, 2021
Cash and cash equivalents	$198,679	$148,132	$106,795	$100,796
Restricted cash, current	2,280	2,249	776	791
Restricted cash, net of current portion	—	—	2,328	2,373
Total cash, cash equivalents, and restricted cash	$200,959	$150,381	$109,899	$103,960

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at realizable value, net of an allowance for doubtful accounts. The allowance for doubtful accounts is based on our assessment of the collectability of accounts and incorporates an estimation of expected lifetime credit losses on our receivables. We regularly review the composition of the accounts receivable aging, historical bad debts, changes in payment patterns, customer creditworthiness, and current economic trends. If the financial condition of our customers were to deteriorate, resulting in their inability to make required payments, additional provisions for doubtful accounts would be required and would increase bad debt expense. The allowance for doubtful accounts totaled $2.2 million and $2.1 million as of March 31, 2023 and December 31, 2022, respectively.

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

Amortization associated with deferred commission is recorded to sales and marketing expense in our consolidated statements of operations. Total commission expense was $11.0 million and $8.2 million for the three months ended March 31, 2023 and 2022, respectively.

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

APPIAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table outlines the useful lives of our major asset categories:

Asset Category	Useful Life (in years)
Computer software	3
Computer hardware	3
Equipment	5
Office furniture and fixtures	10
Leasehold improvements	(a)
(a) Leasehold improvements have an estimated useful life of the shorter of the useful life of the assets or the lease term.

Recent Accounting Pronouncements

Adopted

We did not adopt any new accounting guidance in 2023 that had a material impact on our condensed consolidated financial statements or disclosures.

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

The following table summarizes revenue recorded during the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Cloud subscriptions	$69,692	$53,379
Term license subscriptions	23,151	24,707
Maintenance and support	6,114	5,634
Total subscriptions	98,957	83,720
Professional services	36,278	30,546
Total revenue	$135,235	$114,266

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

APPIAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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

Term License Subscriptions

Our term license subscription revenue is derived from customers with on-premises installations of our platform. The majority of our contracts are one year in length. Although term license subscriptions are sold with maintenance and support, the software is fully functional at the beginning of the subscription and is considered a distinct performance obligation. If a cloud-based subscription includes the right for the customer to take possession of the license, the revenue is treated as a term license. Revenue from term license subscriptions is recognized when control of the software license has transferred to the customer, which is the later of delivery or commencement of the contract term.

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

APPIAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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

Significant Judgments and Estimates

Determining the Transaction Price

The transaction price is the total amount of consideration we expect to receive in exchange for the service offerings in a contract and may include both fixed and variable components. Variable consideration is included in the transaction price to the extent it is probable a significant reversal will not occur. The amount of variable consideration excluded from the transaction price for the three months ended March 31, 2023 and 2022 was insignificant. Our estimates of variable consideration are also subject to subsequent true-up adjustments and may result in changes to transaction prices; however, such true-up adjustments are not expected to be material.

Allocating the Transaction Price Based on Standalone Selling Prices (“SSP”)

We allocate the transaction price to each performance obligation in a contract based on its relative SSP. The SSP is the observable price at which we sell the product or service separately. In the absence of observable pricing, we estimate SSP using the residual approach. We establish SSP as follows:

1.Cloud subscriptions - Given the highly variable selling price of our cloud subscriptions, we establish the SSP of our cloud subscriptions using a residual approach after first determining the SSP of consulting and training services. We have concluded the residual approach to estimating the SSP of our cloud subscriptions is an appropriate allocation of the transaction price.

2.Term license subscriptions - Given the highly variable selling price of our term license subscriptions, we have established the SSP of term license subscriptions using a residual approach after first determining the SSP of maintenance and support. Maintenance and support is sold on a standalone basis in conjunction with renewals of our legacy perpetual software licenses and within a narrow range of the net license fee. Because an economic relationship exists between the license and maintenance and support, we have concluded the residual approach to estimating the SSP of term license subscriptions is an appropriate allocation of the transaction price.

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

Contract Balances

Timing may differ between the satisfaction of performance obligations and the invoicing and collection of amounts related to our contracts with customers. Contract assets primarily relate to unbilled amounts for contracts with customers for which the amount of revenue recognized exceeds the amount billed to the customer. Contract assets are transferred to accounts receivable when the right to invoice becomes unconditional. As of March 31, 2023 and December 31, 2022, contract assets of $14.9 million and $14.3 million, respectively, are included in the Prepaid expenses and other current assets and Other assets line items in our consolidated balance sheets.

APPIAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Contract liabilities consist of deferred revenue and include payments received in advance of the satisfaction of performance obligations. Deferred revenue is then recognized as the revenue recognition criteria are met. Deferred revenue that will be recognized during the succeeding 12-month period is recorded as current, and the remaining deferred revenue is recorded as non-current. For the three months ended March 31, 2023, we recognized $85.4 million of revenue that was included in the deferred revenue balance as of December 31, 2022.

Transaction Price Allocated to the Remaining Performance Obligations

As of March 31, 2023, we had an aggregate transaction price of $366.1 million allocated to unsatisfied performance obligations. We expect to recognize $237.7 million of this balance as revenue over the next 12 months with the remaining amount recognized thereafter.

4. Leases

As of March 31, 2023, our lease portfolio consists entirely of operating leases, most of which are for corporate offices. Our operating leases have remaining lease terms with various expiration dates through 2031, and some leases include options to extend the term for up to an additional 10 years.

Lease Costs

Expense for operating leases is recognized on a straight-line basis over the lease term as an operating expense. We have lease agreements which require payments for lease and non-lease components (i.e., common area maintenance) that are accounted for as a single lease component. Variable lease payment amounts that cannot be determined at the commencement of the lease such as maintenance costs, utilities, and service charges, are not included in right-of-use (“ROU”) assets or lease liabilities but rather are expensed as incurred and recorded as variable lease expense.

The following table sets forth the components of lease expense for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Operating lease cost	$2,146	$1,634
Short-term lease cost	365	88
Variable lease cost	1,026	973
Total	$3,537	$2,695

APPIAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Supplemental Lease Information

Supplemental balance sheet information related to operating leases as of March 31, 2023 and December 31, 2022 is presented in the following table (in thousands, except for lease term and discount rate):

	March 31, 2023	December 31, 2022
ROU assets for operating leases	$35,425	$37,248

Operating lease liabilities, current	$8,980	$8,681
Operating lease liabilities, net of current portion	56,073	57,225
Total operating lease liabilities	$65,053	$65,906

Weighted average remaining lease term (in years)	8.2	8.4

Weighted average discount rate	9.4%	9.4%

Supplemental cash flow and expense information related to operating leases for the three months ended March 31, 2023 and 2022 is shown below (in thousands):

	Three Months Ended March 31,
	2023	2022
Operating cash outflows for operating leases	$1,132	$2,085

Amortization of operating lease ROU assets	652	306
Interest expense on operating lease liabilities	1,495	1,321

A summary of our future minimum lease commitments under non-cancellable leases as of March 31, 2023 is shown below (in thousands):

Operating Leases
2023 (excluding the three months ended March 31, 2023)	$6,830
2024	10,927
2025	11,408
2026	11,664
2027	11,838
Thereafter	42,504
Total lease payments	95,171
Less: imputed interest	(30,118)
Total	$65,053

APPIAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
5. Goodwill and Intangible Assets

Goodwill was comprised of the following as of March 31, 2023 and December 31, 2022 (in thousands):

Carrying Amount
Balance as of December 31, 2021	$27,795
Foreign currency translation adjustments	(1,446)
Balance as of December 31, 2022	26,349
Foreign currency translation adjustments	362
Balance as of March 31, 2023	$26,711

Intangible assets, net consisted of the following as of March 31, 2023 and December 31, 2022 (in thousands):

	As of
	March 31, 2023	December 31, 2022
Developed technology	$6,987	$6,893
Customer relationships - Non-Robotic Process Automation (“RPA”)	838	827
Customer relationships - RPA	250	246
Intangible assets, gross	8,075	7,966
Less: accumulated amortization	(3,125)	(2,715)
Intangible assets, net	$4,950	$5,251

Intangible amortization expense was $0.4 million for each of the three months ended March 31, 2023 and 2022. As of March 31, 2023, the weighted average remaining amortization periods for developed technology, non-RPA customer relationships, and RPA customer relationships were approximately 3.2 years, 8.4 years, and 6.8 years, respectively.

The following table shows the projected annual amortization expense related to amortizable intangible assets as of March 31, 2023:

Projected Amortization
2023 (excluding the three months ended March 31, 2023)	$1,118
2024	1,491
2025	1,186
2026	763
2027	94
Thereafter	298
Total projected amortization expense	$4,950

APPIAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
6. Property and Equipment, net

Property and equipment, net consisted of the following as of March 31, 2023 and December 31, 2022 (in thousands):

	As of
	March 31, 2023	December 31, 2022
Leasehold improvements	$50,973	$45,959
Office furniture and fixtures	3,698	3,476
Computer hardware	9,326	9,689
Computer software	820	1,353
Equipment	188	242
Property and equipment, gross	65,005	60,719
Less: accumulated depreciation	(19,128)	(18,864)
Property and equipment, net	$45,877	$41,855

Depreciation expense totaled $2.0 million and $1.4 million for the three months ended March 31, 2023 and 2022, respectively. We disposed of or retired $1.4 million worth of fully depreciated property and equipment during the three months ended March 31, 2023. There were no disposals or retirements during the three months ended March 31, 2022.

7. Accrued Expenses

Accrued expenses consisted of the following as of March 31, 2023 and December 31, 2022 (in thousands):

	As of
	March 31, 2023	December 31, 2022
Hosting costs	$3,393	$2,802
Legal costs	1,682	475
Marketing and tradeshow expenses	836	1,000
Third party license fees	799	1,223
Contract labor costs	1,527	1,465
Reimbursable employee expenses	854	1,004
Audit and tax expenses	1,393	911
Capital expenditures	2,233	744
Other accrued expenses	2,656	2,603
Total	$15,373	$12,227

APPIAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
8. Debt

Senior Secured Credit Facilities Credit Agreement

We have a Senior Secured Credit Facilities Credit Agreement (the “Credit Agreement”) which provides for a five-year term loan facility in an aggregate principal amount of $120.0 million and, in addition, up to $60.0 million for a revolving credit facility, including a letter of credit sub-facility in the aggregate availability amount of $15.0 million and a swingline sub-facility in the aggregate availability amount of $10.0 million (as a sublimit of the revolving loan facility). On February 21, 2023, we executed the second amendment to the credit agreement which increased the aggregate principal amount of the term loan facility by $30.0 million and the limit of the revolving credit facility by $15.0 million. The Credit Agreement matures on November 3, 2027. We will use the proceeds from the $150.0 million term loan to fund the continued growth of our business and support our working capital requirements.

Under the agreement, we may elect whether amounts drawn bear interest on the outstanding principal amount at a rate per annum equal to either (a) the higher of the Prime rate or the Federal Funds Effective (“Base Rate”) rate plus 0.50% or (b) the forward-looking term rate based on the secured overnight financing rate (“Term SOFR”). An additional interest rate margin is added to the elected interest rates. During the first three years of the Credit Agreement, the additional interest rate margin ranges from 1.50% to 2.50% in the case of Base Rate advances or from 2.50% to 3.50% in the case of Term SOFR advances, depending on our debt to recurring revenue leverage ratio (as defined in the Credit Agreement). During the final two years of the Credit Agreement, the interest rate margin ranges from 0.5% to 2.5% in the case of Base Rate advances and from 1.5% to 3.5% in the case of Term SOFR advances, depending on our debt to consolidated adjusted EBITDA leverage ratio (as defined in the Credit Agreement).

In addition, the Credit Agreement contains other customary representations, warranties and covenants, including covenants by us limiting additional indebtedness, guaranties, liens, fundamental changes, mergers and consolidations, dispositions of assets, investments, paying dividends on capital stock or redeeming, repurchasing or retiring capital stock, or prepaying certain junior indebtedness and preferred stock, certain corporate changes, and transactions with affiliates. The Credit Agreement also provides for customary events of default, including but not limited to, non-payment, breaches or defaults in the performance of covenants, insolvency, bankruptcy, and the occurrence of a material adverse effect on us.

The following table summarizes outstanding debt balances (in thousands):

	As of
	March 31, 2023	December 31, 2022
Borrowings under revolving credit facility expiring November 3, 2027	$62,000	$—
Secured term loan facility	148,625	119,375
Less: Debt issuance costs	(1,465)	(1,256)
Total debt, net of debt issuance costs	$209,160	$118,119

Debt, current	$65,432	$2,740
Long-term debt, net of current portion	143,728	115,379
Total debt	$209,160	$118,119

We were in compliance with all covenants contained in the Credit Agreement. We believe, based on our current financial forecasts and trends, that we will remain compliant with all covenants for the foreseeable future. As of March 31, 2023, we had $62.0 million outstanding under our $75.0 million revolving credit facility, and we had outstanding letters of credit totaling $12.0 million in connection with securing our leased office space.

APPIAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
As discussed in Note 2, in March 2023 SVB, the lead lender of our Credit Agreement, was placed into receivership by the FDIC and subsequently purchased by First Citizens. Under the purchase and assumption agreement, First Citizens assumed SVB’s obligations under our existing credit facility. None of the terms of our Credit Agreement were amended or otherwise impacted by First Citizen’s acquisition of SVB.

9. Income Taxes

The provision for income taxes is based upon the estimated annual effective tax rates for the year applied to the current period income before tax plus the tax effect of any significant or unusual items, discrete events, or changes in tax law. Our operating subsidiaries are exposed to statutory effective tax rates ranging from zero to approximately 35%. Fluctuations in the distribution of pre-tax income among our operating subsidiaries can lead to fluctuations of the effective tax rate in the condensed consolidated financial statements. For the three months ended March 31, 2023 and 2022, the actual effective tax rates were (3.2)% and 6.4%, respectively. The tax benefit recognized in the three months ended March 31, 2022 was primarily driven by a discrete benefit of $1.1 million related to the release of a valuation allowance for Lana Labs GmbH as a result of post-acquisition tax planning and the merger of German subsidiaries.

As of March 31, 2023, our net unrecognized tax benefits totaled $4.5 million, which if recognized would result in no net effect on the effective tax rate due to a valuation allowance. The amount of reasonably possible unrecognized tax benefits that could decrease over the next 12 months due to the expiration of certain statutes of limitations or settlements of tax audits is not material to our condensed consolidated financial statements.

We file income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions. Due to our net operating loss carryforwards, the tax years 2016 through 2022 remain open to examination by the major taxing jurisdictions to which we are subject. There are no open examinations that would have a meaningful impact to our condensed consolidated financial statements.

10. Stock-Based Compensation

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

As of March 31, 2023, the total compensation cost related to unvested stock options not yet recognized, which relates exclusively to the 2022 CEO Grant, was $14.7 million and will be recognized over a weighted average period of 2.9 years. Total unrecognized compensation cost related to unvested RSUs was approximately $55.2 million, which will be recognized over a weighted average period of 1.5 years.

APPIAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table summarizes the components of our stock-based compensation expense for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Cost of revenue
Subscriptions	$272	$179
Professional services	1,591	1,057
Operating expenses
Sales and marketing	2,445	1,788
Research and development	3,626	2,314
General and administrative	3,122	1,605
Total stock-based compensation expense	$11,056	$6,943

11. Basic and Diluted Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the reporting period. Diluted loss per share is computed similar to basic, except the weighted average number of common shares outstanding is increased to include additional outstanding shares from the assumed exercise of stock options and vesting of RSUs, if dilutive. The dilutive effect, if any, of convertible shares is calculated using the treasury stock method. As we reported net losses for all periods presented, all outstanding shares would be considered antidilutive if they were to be assumed as vested or exercised.

The following outstanding securities, prior to the use of the treasury stock method, have been excluded from the computation of diluted weighted-average shares outstanding for the respective periods below because they would have been antidilutive to earnings per share:

	Three Months Ended March 31,
	2023	2022
Stock options	2,678,476	2,128,943
Non-vested restricted stock units	1,190,286	1,340,037

12. Commitments and Contingencies

Minimum Purchase Commitments

In July 2021, we executed a non-cancellable cloud hosting arrangement with Amazon Web Services (“AWS”) that contains provisions for minimum purchase commitments. Specifically, purchase commitments under the agreement total $131.0 million over five years. The agreement, which is in its second year, contains minimum spending requirements of $25.0 million in the second year and $28.0 million in each of the third, fourth, and fifth years. Spending under this agreement for the three months ended March 31, 2023 and 2022 totaled $9.4 million and $7.8 million, respectively. The timing of payments under the agreement may vary. However, we expect to meet our minimum purchase commitments for the remainder of the contract term.

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

Defendant Youyong Zou has satisfied the judgment of $5,000 (plus interest) against him in lieu of appealing that judgment. On September 15, 2022, Pegasystems filed a notice of appeal, and on February 6, 2023, Pegasystems filed its opening brief with the Court of Appeals of Virginia. On March 29, 2023, we filed our response brief. Pegasystems filed a reply brief on May 3, 2023. The timeline of the case is solely within the control of the Court of Appeals until it rules. Pegasystems is not required to pay us the judgment, attorney’s fees, or post-judgment interest until all appeals are exhausted. We cannot predict the outcome of any appeals or the time it will take to resolve them. Consistent with other judgments, there is no guarantee we will be able to collect all or any portion of the judgment. Consequently, we will not record the award in our consolidated financial statements until all contingencies are resolved and we collect on the judgment.

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

13. Segment and Geographic Information

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

The following table summarizes revenue by geography for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Domestic	$90,005	$76,039
International	45,230	38,227
Total	$135,235	$114,266

With respect to geographic information, revenue is attributed to respective geographies based on the contracting address of the customer. There were no individual foreign countries from which more than 10% of our total revenue was attributable for the three months ended March 31, 2023 or 2022. Substantially all of our long-lived assets were held in the United States as of March 31, 2023 and December 31, 2022.

APPIAN CORPORATION
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

The asset or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques maximize the use of relevant observable inputs and minimize the use of unobservable inputs. There were no instruments measured at fair value on a recurring basis using significant unobservable inputs as of March 31, 2023 and December 31, 2022.

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

The carrying amounts of our cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value as of March 31, 2023 and December 31, 2022 because of the relatively short duration of these instruments. Additionally, the carrying value of our debt associated with the term loan facility approximates fair value because the interest rates are variable and reset on relatively short durations to the then market rates.

Investments

Our investment portfolio consists largely of debt investments classified as available-for-sale. Changes in the fair value of available-for-sale securities, excluding other-than-temporary impairments, are recorded in Other comprehensive income (loss). The components of our investments as of March 31, 2023 are as follows (in thousands):

APPIAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	As of March 31, 2023
	Fair Value Measurement				Balance Sheet Classification
	Fair Value Level	Cost Basis	Unrealized Gains (Losses)	Market Value	Cash and Cash Equivalents	Short-term Investments and Marketable Securities
Money market fund	Level 1	$94,081	$—	$94,081	$94,081	$—
U.S. Treasury bonds	Level 1	12,149	25	12,174	—	12,174
Commercial paper	Level 2	38,708	—	38,708	—	38,708
Corporate bonds	Level 2	2,490	(1)	2,489	—	2,489
Agency bonds	Level 2	2,432	—	2,432	—	2,432
Total investments		$149,860	$24	$149,884	$94,081	$55,803

At December 31, 2022, our investments consisted of the following (in thousands):

	As of December 31, 2022
	Fair Value Measurement				Balance Sheet Classification
	Fair Value Level	Cost Basis	Unrealized Gains (Losses)	Market Value	Cash and Cash Equivalents	Short-term Investments and Marketable Securities
Money market fund	Level 1	$39,469	$—	$39,469	$39,469	$—
U.S. Treasury bonds	Level 1	9,396	(13)	9,383	—	9,383
Commercial paper	Level 2	26,704	—	26,704	—	26,704
Corporate bonds	Level 2	9,353	(12)	9,341	—	9,341
Agency bonds	Level 2	2,432	3	2,435	—	2,435
Total investments		$87,354	$(22)	$87,332	$39,469	$47,863

There were no Level 3 assets held at any point during the three months ended March 31, 2023 and 2022. Additionally, there were no transfers between Levels 1 and 2 during the three months ended March 31, 2023 and 2022. Interest income on our investments totaled $2.1 million and $0.1 million for the three months ended March 31, 2023 and 2022, respectively.

The amortized cost basis and fair value of debt securities as of March 31, 2023, by contractual maturity, are as follows (in thousands):

	As of March 31, 2023
	Cost Basis	Fair Value
Due in one year or less	$149,860	$149,884
Total investments	$149,860	$149,884

Actual maturities may differ from the contractual maturities in the table above because borrowers have the right to call or prepay certain obligations.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with (1) our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and (2) the audited consolidated financial statements and the related notes and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2022 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission, or SEC, on February 16, 2023.

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will,” “would,” or the negative or plural of these words or similar expressions or variations, including statements regarding our future financial and operating performance, anticipated expansion of the usage of partners to perform professional services, the increase of our subscriptions revenue as a percentage of total revenue, the fluctuation of gross margin on a quarterly basis, our future capital requirements, and our ability to meet our financial covenants under our Credit Agreement. Such forward-looking statements are subject to a number of risks, uncertainties, assumptions, and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein and those discussed in the section titled “Risk Factors,” set forth in Part I, Item 1A of our Annual Report on Form 10-K filed with the SEC on February 16, 2023 and in our other filings with the SEC. Forward-looking statements should not be relied on as predictions of future events. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

Appian is a software company that automates business processes. The Appian Platform includes everything you need to design, automate, and optimize even the most complex processes from start to finish. The world's most innovative organizations trust Appian to improve their workflows, unify data, and optimize operations—resulting in better growth and superior customer experiences.

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

Our customers include financial services, government, life sciences, insurance, manufacturing, energy, healthcare, telecommunications, and transportation organizations. Generally, our sales team targets its efforts to organizations with over 2,000 employees and $2 billion in annual revenue. Revenue from government agencies represented 20.5% and 18.1% of our total revenue for the three months ended March 31, 2023 and 2022, respectively. No single end-customer accounted for more than 10% of our total revenue in the three months ended March 31, 2023 or 2022.

We offer our platform globally. Our platform supports multiple languages to facilitate collaboration and address challenges in multinational organizations. In the three months ended March 31, 2023 and 2022, 33.4% and 33.5%, respectively, of our total revenue was generated from customers outside of the United States. As of March 31, 2023, we operated in 15 countries. We believe we have a significant opportunity to continue to grow our international footprint, and we are investing in new geographies, including through investment in direct and indirect sales channels, professional services, and customer support and implementation partners.

Our business model focuses on maximizing the lifetime value of customer relationships, which is a function of the duration of a customer’s deployment of our platform as well as the price and number of subscriptions of our platform that a customer purchases. We incur significant customer acquisition costs, including expenses associated with hiring new sales representatives, who can take anywhere from six months to a year to become productive given the length of our sales cycle, and marketing costs which, with the exception of certain types of sales commissions, are expensed as incurred.

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

•Mix of Subscriptions and Professional Services Revenue. We believe our professional services have driven customer success and facilitated the adoption of our platform by customers. During the initial period of deployment by a customer, we generally provide a greater amount of support in building applications and training than later in the deployment, with a typical engagement lasting from two to six months. At the same time, many of our customers have historically purchased subscriptions only for a limited set of their total potential end users. As a result of these factors, the proportion of total revenue for a customer associated with professional services is relatively high during the initial deployment period. Over time, as the need for professional services associated with user deployments decreases and the number of end users increases, we expect subscriptions revenue as a percentage of total revenue to increase. In addition, we continue to grow our base of strategic partners to provide broader customer coverage and solution delivery capabilities. These partners perform professional services with respect to any new service contracts they originate. As the usage of partners expands, we expect the proportion of our total revenue from subscriptions to increase over time relative to professional services. For the three months ended March 31, 2023 and 2022, 73.2% and 73.3% of our revenue, respectively, was derived from sales of subscriptions while the remaining 26.8% and 26.7%, respectively, was derived from the sale of professional services.

•Investments in Growth. We have made, and plan to continue to make, investments for long-term growth, including investing in our platform and infrastructure to continuously maximize their power and speed, meet the evolving needs of our customers, and take advantage of our market opportunity. In addition, we may pursue strategic acquisitions that enhance our product offerings. We also intend to continue to invest in sales and marketing as we further expand our sales teams, increase our marketing activities, and grow our international operations.

Key Metrics

We monitor the following metrics to help us measure and evaluate the effectiveness of our operations. All dollar amounts are presented in thousands.

Cloud Subscription Revenue

	Three Months Ended March 31,
	2023	2022	% Change
Cloud subscription revenue	$69,692	$53,379	30.6%

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

Cloud Subscription Revenue Retention Rate

	As of March 31,
	2023	2022
Cloud subscription revenue retention rate	115%	117%

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

In general, our operating expenses are expected to continue to increase in absolute dollars as we invest resources in growing our various teams although at a more measured rate than prior years.

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

Research and Development Expense

Research and development expense consists primarily of personnel costs for our employees who develop and enhance our platform, including salaries, bonuses, stock-based compensation, and other personnel costs. Also included are non-personnel costs such as subcontracting, consulting and professional fees to third party development resources, and allocated overhead costs.

Our research and development efforts are focused on enhancing the capabilities, speed, and power of our software platform. In 2022, we opened a new product development center in India. Although we expect research and development expense to continue to increase in absolute dollars as such costs are critical to maintain and improve the quality of applications and our competitive position, we believe our new product development center will result in cost savings over time.

General and Administrative Expense

General and administrative expense consists primarily of personnel costs, including salaries, bonuses, stock-based compensation, and other personnel costs for our administrative, legal, information technology, human resources, finance, and accounting teams as well as our senior executives. Additional expenses included in this category are non-personnel costs such as travel-related expenses, contracting and professional fees for such services as audits, taxation, and legal, insurance and other corporate expenses, including allocated overhead costs, and bad debt expenses. In 2023, we expect our general and administrative expense to decrease in absolute dollars largely due to an anticipated decline in legal costs.

Other Non-Operating (Income) Expense

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

Results of Operations

The following table sets forth our consolidated statements of operations data (in thousands):

	Three Months Ended March 31,
	2023	2022
Revenue
Subscriptions	$98,957	$83,720
Professional services	36,278	30,546
Total revenue	135,235	114,266
Cost of revenue
Subscriptions(1)	10,448	8,206
Professional services(1)	25,645	22,710
Total cost of revenue	36,093	30,916
Gross profit	99,142	83,350
Operating expenses
Sales and marketing(1)	63,090	45,916
Research and development(1)	41,624	29,839
General and administrative(1)	29,694	31,461
Total operating expenses	134,408	107,216
Operating loss	(35,266)	(23,866)
Other non-operating expense
Other (income) expense, net	(2,690)	787
Interest expense	3,118	74
Total other non-operating expense	428	861
Loss before income taxes	(35,694)	(24,727)
Income tax expense (benefit)	1,135	(1,573)
Net loss	$(36,829)	$(23,154)
(1) Stock-based compensation as a component of these line items is as follows:

	Three Months Ended March 31,
	2023	2022
Cost of revenue
Subscriptions	$272	$179
Professional services	1,591	1,057
Operating expenses
Sales and marketing	2,445	1,788
Research and development	3,626	2,314
General and administrative	3,122	1,605
Total stock-based compensation expense	$11,056	$6,943

The following table sets forth our consolidated statements of operations data expressed as a percentage of total revenue:

	Three Months Ended March 31,
	2023	2022
Revenue
Subscriptions	73.2%	73.3%
Professional services	26.8	26.7
Total revenue	100.0	100.0
Cost of revenue
Subscriptions	7.7	7.2
Professional services	19.0	19.9
Total cost of revenue	26.7	27.1
Gross profit	73.3	72.9
Operating expenses
Sales and marketing	46.7	40.2
Research and development	30.8	26.1
General and administrative	22.0	27.5
Total operating expenses*	99.4	93.8
Operating loss	(26.1)	(20.9)
Other non-operating expense
Other (income) expense, net	(2.0)	0.7
Interest expense	2.3	0.1
Total other non-operating expense	0.3	0.8
Loss before income taxes	(26.4)	(21.6)
Income tax expense (benefit)	0.8	(1.4)
Net loss	(27.2)%	(20.3)%
* Totals may not foot due to rounding.

Comparison of the Three Months Ended March 31, 2023 and 2022

Revenue

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Revenue
Subscriptions	$98,957	$83,720	$15,237	18.2%
Professional services	36,278	30,546	$5,732	18.8%
Total revenue	$135,235	$114,266	$20,969	18.4%

Total revenue increased $21.0 million, or 18.4%, in the three months ended March 31, 2023 compared to the same period in 2022 due to an increase in our subscriptions revenue of $15.2 million and an increase in our professional services revenue of $5.7 million. The increase in subscriptions revenue was driven by a $16.3 million increase in cloud subscription revenue and a $0.5 million increase in maintenance and support revenue, both of which were partially offset by a $1.6 million decrease in on-premises subscription revenue. With respect to new versus existing customers, there was a $7.8 million increase in subscriptions revenue stemming from sales of subscriptions to new customers, while the remaining $7.4 million of the increase was attributable to expanded deployments and corresponding sales of additional subscriptions to existing customers. The increase in professional services revenue was due primarily to a $6.4 million increase in sales to new customers, which was partially offset by a $0.7 million decrease in revenue from existing customers.

Cost of Revenue

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Cost of revenue
Subscriptions	$10,448	$8,206	$2,242	27.3%
Professional services	25,645	22,710	$2,935	12.9%
Total cost of revenue	$36,093	$30,916	$5,177	16.7%
Subscriptions gross margin	89.4%	90.2%
Professional services gross margin	29.3%	25.7%
Total gross margin	73.3%	72.9%

Cost of revenue increased $5.2 million, or 16.7%, in the three months ended March 31, 2023 compared to the same period in 2022, primarily due to a $2.7 million increase in professional services and product support personnel costs, a $1.4 million increase in hosting costs, a $0.5 million increase in contractor costs, and a $0.3 million increase in travel and entertainment expenses. Personnel costs increased due to an increase in professional services and product support personnel headcount of 12.7% from March 31, 2022 to March 31, 2023 in addition to increased wages and fringe benefits, coupled with a $0.6 million increase in stock-based compensation expense. Hosting costs increased as sales of our cloud offering increased in the three months ended March 31, 2023. Contractor costs increased in the three months ended March 31, 2023 compared to the same period in 2022 due to an increase in the usage of subcontractors and consultants for professional services engagements.

Subscriptions gross margin slightly decreased to 89.4% for the three months ended March 31, 2023 compared to 90.2% in the same period in 2022 due to increased hosting costs as sales of our cloud offering increased. The increase in hosting costs was partially offset by an increase in subscriptions revenue during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. Professional services gross margin increased to 29.3% for the three months ended March 31, 2023 compared to 25.7% in the same period in 2022 due largely to the aforementioned increase in professional services revenue. The increase in professional services revenue was partially offset by higher personnel and other allocated costs such as human resources, information technology, and office-related spending in the comparable periods. Gross margin rose slightly to 73.3% for the three months ended March 31, 2023 compared to 72.9% for the three months ended March 31, 2022.

Sales and Marketing Expense

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$63,090	$45,916	$17,174	37.4%
% of revenue	46.7%	40.2%

Sales and marketing expense increased $17.2 million, or 37.4%, in the three months ended March 31, 2023 compared to the same period in 2022, primarily due to a $15.2 million increase in sales and marketing personnel costs and a $2.7 million increase in overhead costs, which were partially offset by a $0.7 million decrease in marketing costs. Personnel costs increased due to an increase in sales and marketing personnel headcount of 29.0% from March 31, 2022 to March 31, 2023 in addition to increased wages and fringe benefits, a $3.6 million increase in severance costs, a $2.7 million increase in commissions expense due to increased sales, and a $0.7 million increase in stock-based compensation expense. Overhead costs increased due to increases in certain allocated costs tied directly to our growth such as spending for offices, human resources costs, and information technology infrastructure. Additionally, travel and entertainment expense increased due to a higher number of in-person engagements and events as compared to the prior year. Marketing costs decreased primarily due to a decrease in advertising expense stemming from a decrease in the number of advertising campaigns launched in the three months ended March 31, 2023 relative to the three months ended March 31, 2022.

Research and Development Expense

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Research and development	$41,624	$29,839	$11,785	39.5%
% of revenue	30.8%	26.1%

Research and development expense increased $11.8 million, or 39.5%, in the three months ended March 31, 2023 compared to the same period in 2022, primarily due to an $11.9 million increase in research and development personnel costs and a $0.1 million increase in overhead costs. These increases were partially offset by a $0.2 million decrease in professional fees. Personnel costs increased due to an increase in research and development personnel headcount of 31.5% from March 31, 2022 to March 31, 2023 in addition to increased wages and fringe benefits coupled with a $1.3 million increase in stock-based compensation expense and a $0.2 million increase in severance costs. Overhead costs increased due to increases in certain allocated costs tied directly to our growth. Professional fees decreased due to a decrease in consulting fees stemming from a lower usage of external resources to assist in our platform development efforts relative to the prior year.

General and Administrative Expense

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(dollars in thousands)
General and administrative expense	$29,694	$31,461	$(1,767)	(5.6)%
% of revenue	22.0%	27.5%

General and administrative expense decreased $1.8 million, or 5.6%, in the three months ended March 31, 2023 compared to the same period in 2022 primarily due to an $8.5 million decrease in professional fees. This decrease was partially offset by a $5.6 million increase in general and administrative personnel costs and a $1.2 million increase in overhead costs. Professional fees decreased due to a $9.9 million decline in legal fees incurred relative to the three months ended March 31, 2022, which was partially offset by a $1.2 million increase in consulting fees. Personnel costs increased due to an increase in general and administrative personnel headcount of 27.2% from March 31, 2022 to March 31, 2023 in addition to increased wages and fringe benefits, as well as a $1.5 million increase in stock-based compensation expense. Overhead costs increased primarily due to an increase in certain allocated costs tied to our growth such as information technology spending and office-related expenses.

Other Non-Operating (Income) Expense, Net

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Other (income) expense, net	$(2,690)	$787	$(3,477)	***
% of revenue	(2.0)%	0.7%
*** Indicates a percentage that is not meaningful.

Other income, net was $2.7 million in the three months ended March 31, 2023 compared to other expense, net of $0.8 million in the three months ended March 31, 2022. This change was primarily due to $0.6 million in foreign exchange gains in the three months ended March 31, 2023 as compared to $1.9 million in foreign exchange losses in the three months ended March 31, 2022 as well as a $2.0 million increase in interest income in the three months ended March 31, 2023 related to our investments.

Interest Expense

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Interest expense	$3,118	$74	$3,044	***
% of revenue	2.3%	0.1%
*** Indicates a percentage that is not meaningful.

Interest expense increased $3.0 million in the three months ended March 31, 2023 as compared to the corresponding period in 2022 primarily due to interest expense on the new term loan facility we entered into during the fourth quarter of 2022.

Non-GAAP Financial Measures

To supplement our condensed consolidated financial statements, which are prepared and presented in accordance with GAAP, we provide investors with certain non-GAAP financial performance measures. We use these non-GAAP financial performance measures for financial and operational decision-making and as a means to evaluate period-to-period comparisons. Management believes these non-GAAP financial measures provide meaningful supplemental information regarding our performance by excluding certain expenses that may not be indicative of our recurring core business operating results. We believe both management and investors benefit from referring to these non-GAAP financial measures in assessing our performance and when planning, forecasting, and analyzing future periods. These non-GAAP financial measures also facilitate management’s internal comparisons to historical performance as well as comparisons to competitors’ operating results. We believe these non-GAAP financial measures are useful to investors both because (1) they allow for greater transparency with respect to measures used by management in its financial and operational decision-making and (2) they are used by institutional investors and the analyst community to help them analyze the health of our business.

Our non-GAAP financial performance measures include non-GAAP net loss, non-GAAP net loss per share, and non-GAAP operating loss. These non-GAAP financial performance measures exclude the effect of stock-based compensation expense, certain litigation-related expenses consisting of legal and other professional fees associated with the Pegasystems cases, which are not indicative of our core operating performance, and severance costs related to involuntary reductions in our workforce. While these items may be recurring in nature and should not be disregarded in the evaluation of our earnings performance, it is useful to exclude such items when analyzing current results and trends compared to other periods as these items can vary significantly from period to period depending on specific underlying transactions or events that may occur. Therefore, while we may incur or recognize these types of expenses in the future, the Company believes removing these items for purposes of calculating the non-

GAAP financial measures provides investors with a more focused presentation of our ongoing operating performance.

We also discuss adjusted EBITDA, a non-GAAP financial performance measure we believe offers a useful view of the overall operation of its businesses. We define adjusted EBITDA as net loss before (1) other non-operating (income) expenses, net, (2) interest expense, (3) income tax expense (benefit), (4) depreciation and amortization, (5) stock-based compensation expense, (6) litigation expenses directly associated with the Pegasystems cases, and (7) severance costs. The most directly comparable GAAP financial measure to adjusted EBITDA is net loss. Users should consider the limitations of using adjusted EBITDA, including the fact this measure does not provide a complete measure of our operating performance. Adjusted EBITDA is not intended to purport to be an alternative to net loss as a measure of operating performance or to cash flows from operating activities as a measure of liquidity.

The presentation of these non-GAAP financial measures is not intended to be considered in isolation from, as a substitute for, or superior to the financial information prepared and presented in accordance with GAAP, and our non-GAAP measures may be different from non-GAAP measures used by other companies.

The following tables reconcile our non-GAAP measures to their nearest comparable GAAP measures. The reconciliation of GAAP operating loss to non-GAAP operating loss for the three months ended March 31, 2023 and 2022 is as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
GAAP operating loss	$(35,266)	$(23,866)
Add back:
Stock-based compensation expense	11,056	6,943
Litigation expenses	1,842	11,792
Severance costs	4,204	—
Non-GAAP operating loss	$(18,164)	$(5,131)

The following table reconciles GAAP net loss to non-GAAP net loss for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
GAAP net loss	$(36,829)	$(23,154)
Add back:
Stock-based compensation expense	11,056	6,943
Litigation expenses	1,842	11,792
Severance costs	4,204	—
Non-GAAP net loss	$(19,727)	$(4,419)

The following table sets forth non-GAAP net loss per share for the three months ended March 31, 2023 and 2022 (in thousands except per share data):

	Three Months Ended March 31,
	2023	2022
Non-GAAP net loss	$(19,727)	$(4,419)
Weighted average shares used to compute net loss per share, basic and diluted	72,869	72,217
Non-GAAP net loss per share, basic and diluted	$(0.27)	$(0.06)

GAAP basic and diluted weighted average shares outstanding were equal to non-GAAP basic and diluted weighted average shares outstanding for each of the three months ended March 31, 2023 and 2022.

The following table reconciles GAAP net loss per share to non-GAAP net loss per share for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
GAAP net loss per share, basic and diluted	$(0.51)	(0.32)
Add back:
Non-GAAP adjustments to net loss per share	0.24	0.26
Non-GAAP net loss per share, basic and diluted	$(0.27)	$(0.06)

The following table reconciles GAAP net loss to adjusted EBITDA for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
GAAP net loss	$(36,829)	$(23,154)
Other (income) expense, net	(2,690)	787
Interest expense	3,118	74
Income tax expense (benefit)	1,135	(1,573)
Depreciation and amortization	2,342	1,773
Stock-based compensation expense	11,056	6,943
Litigation expenses	1,842	11,792
Severance costs	4,204	—
Adjusted EBITDA	$(15,822)	$(3,358)

Liquidity and Capital Resources

The following table presents selected financial information and statistics pertaining to liquidity and capital resources as of March 31, 2023 and December 31, 2022:

	As of
	March 31, 2023	December 31, 2022
Cash and cash equivalents	$198,679	$148,132
Short-term investments and marketable securities	55,803	47,863
Property and equipment, net	45,877	41,855
Working capital*	145,549	149,996
* Defined as current assets net of current liabilities, excluding the current portion of restricted cash

As of March 31, 2023, we had $198.7 million of cash and cash equivalents and $55.8 million of short-term investments and marketable securities. We believe our existing cash and cash equivalents and short-term investments and marketable securities, together with any positive cash flows from operations and available borrowings under our line of credit, will be sufficient to support working capital and capital expenditure requirements for at least the next 12 months.

We have in the past and may in the future enter into, investments in or acquisitions of complementary businesses, products, or technologies, which could also require us to seek additional equity financing, incur indebtedness, or use cash resources. We have no present binding agreements or commitments to enter into any such acquisitions. If we are unable to raise additional capital when desired, our business, operating results, and financial condition could be adversely affected.

Sources of Funds

We have historically financed our operations in large part with equity financing arrangements. Through 2022, we have completed four public offerings and received net proceeds of $344.8 million. Outside of equity offerings, we have financed our operations through sales of subscriptions and professional services.

To further help strengthen our financial position and support our growth initiatives, in 2022 we entered into a Senior Secured Credit Facilities Credit Agreement, or the Credit Agreement, which provides for a five-year term loan facility in an aggregate principal amount of $120.0 million and, in addition, up to $60.0 million for a revolving credit facility, including a letter of credit sub-facility in the aggregate availability amount of $15.0 million and a swingline sub-facility in the aggregate availability amount of $10.0 million (as a sublimit of the revolving loan facility). On February 21, 2023, we executed the second amendment to the credit agreement which increased the aggregate principal amount of the term loan facility by $30.0 million and the limit of the revolving credit facility by $15.0 million.

The Credit Agreement matures on November 3, 2027. We will use the proceeds from the $150.0 million term loan to fund the continued growth of our business and support our working capital requirements. We were in compliance with all covenants as of March 31, 2023. We believe, based on our current financial forecasts and trends, that we will remain compliant with all covenants for the foreseeable future. As of March 31, 2023, we had used borrowing capacity of $62.0 million under our $75.0 million revolving credit facility, and we had outstanding letters of credit totaling $12.0 million in connection with securing our leased office space.

We expect future sources of funds to consist primarily of cash generated from sales of subscriptions and the related professional services. We may also elect to raise additional sources of funding through entering into new debt financing arrangements or conducting additional public offerings. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of spending to support research and development efforts, the expansion of sales and marketing activities, particularly internationally, the introduction of new and enhanced products and functions as well as platform enhancements and professional services offerings, and the level of market acceptance of our product.

Uses of Funds

Our current principal uses of cash are funding operations and other working capital requirements. Historically, we have also utilized cash to pay for the acquisition of businesses that were complementary to ours, and we may pursue similar opportunities in the future. Over the past several years, revenue has increased significantly from year to year and, as a result, cash flows from customer collections have also grown. However, as we continue to invest in growing our business, operating expenses have also increased. Outside of cash used in operations, other uses of cash in 2023 to date have included capital expenditures related to the expansion of our headquarters, repayments of existing debt, and purchases of investments. Non-operating cash uses in the prior year through March 31, 2022 consisted primarily of capital expenditures related to the expansion of our headquarters.

Furthermore, in 2021 we executed a non-cancellable cloud hosting arrangement with Amazon Web Services that contains provisions for minimum purchase commitments. Specifically, purchase commitments under the agreement total $131.0 million over five years. The agreement, which is in its second year, contains minimum spending requirements of $25.0 million in the second year and $28.0 million in each of the third, fourth, and fifth years. The timing of payments under the agreement may vary, and the total amount of payments may exceed the minimum depending on the volume of services utilized. Spending under this agreement for the three months ended March 31, 2023 and 2022, totaled $9.4 million and $7.8 million, respectively. We expect to meet our minimum purchase commitments for the remainder of the contract term.

Silicon Valley Bank

In March 2023, Silicon Valley Bank’s (“SVB”) U.S. operations were placed into receivership by the Federal Deposit Insurance Corporation (“FDIC”), and its U.K. operations were placed into a Bank Insolvency Procedure by the Bank of England. SVB’s U.S. operations were later sold to First Citizens Bank and Trust Company (“First Citizens”), and its U.K. operations were sold to HSBC UK Bank, Plc (“HSBC”).

We have access to all of our cash, cash equivalents, and investments that were in accounts previously held by SVB, and we do not expect a material impact to our ongoing operations stemming from the SVB matter. We believe the financial institutions holding our cash deposits are financially sound.

We are closely monitoring the ongoing events involving limited liquidity, defaults, non-performance, or other adverse developments that affect financial institutions or other companies in the financial services industry. In March 2023, we elected to draw down $62.0 million of our available revolving line of credit to protect us against disruptions and volatility in the credit markets. We continue to believe we have sufficient assets and liquidity to cover our future obligations and to maintain compliance with the covenants contained in our Credit Agreement.

Historical Cash Flows

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Beginning cash, cash equivalents, and restricted cash	$150,381	$103,960	$46,421	44.7%
Operating activities:
Net loss	(36,829)	(23,154)	(13,675)	59.1
Stock-based compensation and other non-cash adjustments	13,945	7,641	6,304	82.5
Changes in working capital	(2,381)	(5,091)	2,710	(53.2)
Net cash used by operating activities	(25,265)	(20,604)	(4,661)	22.6

Investing activities:
Net cash (used by) provided by investing activities	(12,316)	2,099	(14,415)	***

Financing activities:
Net cash provided by financing activities	88,144	24,404	63,740	***

Effect of exchange rates	15	40	(25)	(62.5)
Net change	50,578	5,939	44,639	***
Ending cash, cash equivalents, and restricted cash	$200,959	$109,899	$91,060	82.9%
*** Indicates a percentage that is not meaningful.

Operating Activities

Net cash used by operating activities was $25.3 million for the three months ended March 31, 2023 as compared to $20.6 million used by operating activities for the three months ended March 31, 2022. The increase in net cash used by operating activities was primarily due to a $13.7 million increase in net losses, most notably driven by the increase in operating expenses as discussed above. The increase in net losses was partially offset by a decrease in cash flows used by working capital of $2.7 million. This change in working capital was comprised primarily of a $9.2 million increase from accounts receivable due to collections from large renewals that occurred in the fourth quarter of 2022, partially offset by an increase in disbursements from accounts payable and accrued expenses of $4.2 million driven by the timing of vendor payments.

Investing Activities

Net cash used by investing activities was $12.3 million for the three months ended March 31, 2023 as compared to $2.1 million in net cash provided by investing activities for the three months ended March 31, 2022. This change was primarily driven by a $7.9 million increase in purchases of investments, a $5.4 million decrease in proceeds from the sale of investments, and a $1.0 million increase in capital expenditures.

Financing Activities

Net cash provided by financing activities was $88.1 million for the three months ended March 31, 2023 as compared to $24.4 million of net cash provided by financing activities for the three months ended March 31, 2022. The increase in net cash provided by financing activities was primarily due to a $92.0 million increase in proceeds from borrowings during the three months ended March 31, 2023. This increase was partially offset by a $24.3 million decrease in proceeds received from the exercise of stock options, a $3.0 million increase in payments for employee tax withholdings associated with the net settlement of stock awards, and a $0.8 million increase in debt repayments.

Critical Accounting Estimates

There have been no material changes in our critical accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 16, 2023. We are not aware of any specific events or circumstances that would require us to update our estimates, assumptions, and judgments.

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

Interest Rate Risk

We had total cash, cash equivalents, and restricted cash of $201.0 million as of March 31, 2023, which consisted of a money market fund, cash in readily available checking accounts, and overnight repurchase investments. These instruments, which are not dependent on interest rate fluctuations that may cause principal amounts to fluctuate, are held for reinvestment and working capital purchases.

In addition, as of March 31, 2023, we held $55.8 million of fixed income securities such as U.S. Treasuries, commercial paper, corporate bonds, and agency bonds. These securities are subject to market risk due to fluctuations in interest rates, which may affect our interest income and the fair value of our investments. We classify investments as available-for-sale, including those with stated maturities beyond twelve months. As such, no gains or losses due to changes in interest rates are recognized in our condensed consolidated statements of operations unless such securities are sold prior to maturity or due to expected credit losses. A hypothetical 100 basis point change in interest rates would not have had a material effect on the fair market value of our investment portfolio as of March 31, 2023. To date, fluctuations in interest income have also not been significant. Our investments are made for the purpose of preserving capital, fulfilling liquidity needs, and maximizing total return. We do not enter into investments for trading or speculative purposes.

As of March 31, 2023, we had outstanding debt of $210.6 million, which carries interest as defined in our Credit Agreement. Refer to Note 8 of the condensed consolidated financial statements in this Quarterly Report on Form 10-Q for additional details. We assessed our exposure to changes in interest rates by analyzing sensitivity to our operating results assuming various changes in market interest rates. A hypothetical increase of one percentage point in the interest rate as of March 31, 2023 would increase our interest expense by approximately $2.1 million annually.

Inflation Risk

We are exposed to market risks related to inflation in personnel costs, third-party service providers, subcontracting costs, professional fees, and general overhead expenses. During 2022, inflation increased to rates beyond recent history, and as a result we experienced rising costs. If these inflationary pressures continue or increase in severity, we may not be able to fully offset such higher costs through price increases and productivity initiatives. While we do not believe inflation has had a material impact on our results of operations to date, a continued high rate of inflation in the future may have an adverse effect on our ability to maintain operating costs and adversely affect our gross profit margin.

Foreign Currency Exchange Risk

Our reporting currency is the U.S. dollar. Due to our international operations, we have foreign currency risks related to revenue and operating expenses denominated in currencies other than the U.S. dollar, primarily the Australian dollar, Swiss franc, British pound, and Euro. Our international sales contracts are primarily denominated in the local currency of the customer making the purchase. In addition, a portion of operating expenses are incurred outside the United States and are denominated in foreign currencies. Increases in the relative value of the U.S. dollar to other currencies will negatively affect revenue and net operating results as expressed in U.S. dollars. Based on a sensitivity analysis, a 10% change in the foreign currency exchange rates for the three months ended March 31, 2023 would have impacted our total revenue by approximately 3% and operating loss by approximately 1%. This calculation assumes all currencies change in the same direction and proportion relative to the U.S. dollar.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. Based on the evaluation of our disclosure controls and procedures as of March 31, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

PART II—OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Other than as discussed below, during the period covered by this report, there were no material developments in the legal proceedings disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

Pegasystems Litigation

On March 29, 2023, we filed our response brief in Appian Corp v. Pegasystems Inc., No. 2020-07216 (Fairfax Cty. Ct.). Pegasystems filed a reply brief on May 3, 2023. The timeline of the case is solely within the control of the Court of Appeals until it rules. Refer to Note 12 in the accompanying condensed consolidated financial statements for further information.

Other Matters

From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. Other than as disclosed elsewhere in this Quarterly Report on Form 10-Q, we are not presently a party to any legal proceedings that, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, financial condition, or cash flows. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

Item 1A. RISK FACTORS

Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors described in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 16, 2023. Other than as set forth below, there have been no material changes from the risk factors described in that report.

We maintain cash deposits in excess of federally insured limits. Adverse developments affecting financial institutions, including bank failures, could adversely affect our liquidity and financial performance.

We regularly maintain domestic cash deposits in banks insured by the Federal Deposit Insurance Corporation (the “FDIC”) that exceed the FDIC insurance limits. Bank failures, events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, or concerns or rumors about such events, may lead to liquidity constraints. For example, on March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, and the FDIC was appointed receiver of SVB. If other banks and financial institutions enter receivership or become insolvent in the future due to financial conditions affecting the banking system and financial markets, our ability to access our cash, cash equivalents, and investments, including transferring funds, making payments or receiving funds, may be threatened and could have a material adverse effect on our business and financial condition. There can be no assurance our deposits in excess of the FDIC or other comparable insurance limits will be backstopped by the U.S. or that any bank or financial institution with which we do business will be able to obtain needed liquidity from other banks, government institutions, or by acquisition in the event of a failure or liquidity crisis.

The failure to address the Federal debt ceiling in a timely matter may adversely affect our business, financial condition, results of operations and prospects.
A government shutdown or the U.S. government’s failure to raise the debt ceiling, which increases the possibility of a default by the U.S. government on its debt obligations, could adversely affect our business, financial condition, results of operations, and prospects. Revenue generated from government agencies represented 19.2%, 19.6%, and 18.1% of our revenue for the years ended December 31, 2022, 2021, and 2020, respectively, of which the top three U.S. federal government agencies generated 4.5%, 5.6%, and 6.6% of our revenue for the years ended December 31, 2022, 2021, and 2020, respectively. The failure of the U.S. government to raise the debt ceiling could cause our revenue to decline in the near-term as our U.S. federal government customers may be unable to renew existing contracts or enter into new agreements with us and could affect our prospects for future revenue generated from such customers.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a.Recent Sales of Unregistered Equity Securities

Not applicable.

b.Use of Proceeds

Not applicable.

c.Issuer Purchases of Equity Securities

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased under the plan(2)
January 1 to January 31, 2023	6,879	$31.97	6,879	925,126
February 1 to February 28, 2023	6,223	$42.12	6,223	918,903
March 1 to March 31, 2023	5,663	$44.55	5,663	913,240
Total	18,765	$39.13	18,765	913,240
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

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

Not applicable.

Item 6. EXHIBITS

Exhibit No.	Description	Reference
10.1	Joinder and Second Amendment to Credit Agreement, dated as of February 21, 2023, by and among Appian Corporation, MUFG Bank, Ltd., Wells Fargo Bank, National Association, Comerica Bank, Customers Bank, and Silicon Valley Bank.	Filed herewith.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Attached.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Attached.

32.1*	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Attached.

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.	Attached.

101.SCH	XBRL Taxonomy Extension Schema Document	Attached.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Attached.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Attached.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Attached.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Attached.

104	Cover page formatted as Inline XBRL and contained in Exhibit 101	Attached.
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

APPIAN CORPORATION

May 9, 2023	By:	/s/ Matthew Calkins	/s/ Mark Matheos
		Name: Matthew Calkins	Name: Mark Matheos
		Title: Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	Title: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)