Form 10-Q
period 2023-06-30
APPIAN CORP
filed 2023-08-03
CIK 1441683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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

As of August 1, 2023, there were 41,619,346 shares of the registrant’s Class A common stock and 31,497,596 shares of the registrant’s Class B common stock, each with a par value of $0.0001 per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

APPIAN CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and share data)

	As of
	June 30, 2023	December 31, 2022
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$171,530	$148,132
Short-term investments and marketable securities	65,430	47,863
Accounts receivable, net of allowance of $2,206 and $2,125, respectively	134,016	165,964
Deferred commissions, current	30,389	30,196
Prepaid expenses and other current assets	32,720	28,093
Restricted cash, current	2,272	2,249
Total current assets	436,357	422,497
Property and equipment, net of accumulated depreciation of $21,054 and $18,864, respectively	44,514	41,855
Goodwill	26,618	26,349
Intangible assets, net of accumulated amortization of $3,486 and $2,715, respectively	4,562	5,251
Right-of-use assets for operating leases	39,197	37,248
Deferred commissions, net of current portion	55,471	55,788
Deferred tax assets	2,466	1,940
Other assets	3,171	3,286
Total assets	$612,356	$594,214
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$7,104	$7,997
Accrued expenses	11,943	12,227
Accrued compensation and related benefits	34,630	40,718
Deferred revenue	191,672	194,768
Debt	65,431	2,740
Operating lease liabilities	9,876	8,681
Other current liabilities	4,295	3,121
Total current liabilities	324,951	270,252
Long-term debt	142,874	115,379
Operating lease liabilities	60,079	57,225
Deferred revenue	3,734	5,556
Deferred tax liabilities	86	102
Total liabilities	531,724	448,514
Stockholders’ equity
Class A common stock—par value $0.0001; 500,000,000 shares authorized and 41,615,737 shares issued and outstanding as of June 30, 2023; 500,000,000 shares authorized and 41,320,091 shares issued and outstanding as of December 31, 2022	4	4
Class B common stock—par value $0.0001; 100,000,000 shares authorized and 31,497,596 shares issued and outstanding as of June 30, 2023; 100,000,000 shares authorized and 31,497,796 shares issued and outstanding as of December 31, 2022	3	3
Additional paid-in capital	579,378	561,390
Accumulated other comprehensive loss	(11,118)	(7,246)
Accumulated deficit	(487,635)	(408,451)
Total stockholders’ equity	80,632	145,700
Total liabilities and stockholders’ equity	$612,356	$594,214

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPIAN CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue
Subscriptions	$93,794	$76,668	$192,751	$160,388
Professional services	33,921	33,395	70,199	63,941
Total revenue	127,715	110,063	262,950	224,329
Cost of revenue
Subscriptions	10,779	8,528	21,227	16,751
Professional services	26,066	24,765	51,711	47,563
Total cost of revenue	36,845	33,293	72,938	64,314
Gross profit	90,870	76,770	190,012	160,015
Operating expenses
Sales and marketing	62,581	56,166	125,671	102,192
Research and development	39,743	33,842	81,367	63,778
General and administrative	29,208	29,509	58,902	60,658
Total operating expenses	131,532	119,517	265,940	226,628
Operating loss	(40,662)	(42,747)	(75,928)	(66,613)
Other non-operating expense
Other (income) expense, net	(3,886)	6,153	(6,576)	6,940
Interest expense	4,755	60	7,873	134
Total other non-operating expense	869	6,213	1,297	7,074
Loss before income taxes	(41,531)	(48,960)	(77,225)	(73,687)
Income tax expense (benefit)	824	394	1,959	(1,179)
Net loss	$(42,355)	$(49,354)	$(79,184)	$(72,508)
Net loss per share:
Basic and diluted	$(0.58)	$(0.68)	$(1.09)	$(1.00)
Weighted average common shares outstanding:
Basic and diluted	73,041	72,390	72,956	72,272

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPIAN CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(42,355)	$(49,354)	$(79,184)	$(72,508)
Comprehensive loss, net of income taxes
Foreign currency translation adjustments	(3,127)	1,967	(3,873)	2,724
Unrealized (losses) gains on available-for-sale securities	(45)	(83)	1	(194)
Total other comprehensive loss, net of income taxes	$(45,527)	$(47,470)	$(83,056)	$(69,978)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPIAN CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(unaudited, in thousands, except share data)

			Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Common Stock
	Shares	Amount
Balance, December 31, 2022	72,817,887	$7	$561,390	$(7,246)	$(408,451)	$145,700
Net loss	—	—	—	—	(36,829)	(36,829)
Issuance of common stock to directors	6,713	—	—	—	—	—
Vesting of restricted stock units	111,296	—	(2,959)	—	—	(2,959)
Exercise of stock options	19,483	—	131	—	—	131
Stock-based compensation expense	—	—	11,056	—	—	11,056
Other comprehensive loss	—	—	—	(700)	—	(700)
Balance, March 31, 2023	72,955,379	7	569,618	(7,946)	(445,280)	116,399
Net loss	—	—	—	—	(42,355)	(42,355)
Issuance of common stock to directors	4,928	—	—	—	—	—
Vesting of restricted stock units	99,836	—	(1,816)	—	—	(1,816)
Exercise of stock options	53,190	—	428	—	—	428
Stock-based compensation expense	—	—	11,148	—	—	11,148
Other comprehensive loss	—	—	—	(3,172)	—	(3,172)
Balance, June 30, 2023	73,113,333	$7	$579,378	$(11,118)	$(487,635)	$80,632

			Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Common Stock
	Shares	Amount
Balance, December 31, 2021	71,462,094	$7	$497,128	$(5,687)	$(257,531)	$233,917
Net loss	—	—	—	—	(23,154)	(23,154)
Issuance of common stock to directors	2,395	—	—	—	—	—
Vesting of restricted stock units	47,038	—	—	—	—	—
Exercise of stock options	815,833	—	24,404	—	—	24,404
Stock-based compensation expense	—	—	6,943	—	—	6,943
Other comprehensive income	—	—	—	646	—	646
Balance, March 31, 2022	72,327,360	7	528,475	(5,041)	(280,685)	242,756
Net loss	—	—	—	—	(49,354)	(49,354)
Issuance of common stock to directors	2,565	—	—	—	—	—
Vesting of restricted stock units	52,634	—	—	—	—	—
Exercise of stock options	61,955	—	626	—	—	626
Stock-based compensation expense	—	—	9,148	—	—	9,148
Other comprehensive income	—	—	—	1,884	—	1,884
Balance, June 30, 2022	72,444,514	$7	$538,249	$(3,157)	$(330,039)	$205,060

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPIAN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net loss	$(79,184)	$(72,508)
Adjustments to reconcile net loss to net cash used by operating activities
Stock-based compensation	22,204	16,091
Depreciation and amortization	4,705	3,573
Bad debt expense	419	(1)
Amortization of debt issuance costs	223	—
Deferred income taxes	(518)	(1,302)
Changes in assets and liabilities
Accounts receivable	28,663	12,132
Prepaid expenses and other assets	(4,924)	(5,334)
Deferred commissions	123	(1,777)
Accounts payable and accrued expenses	719	2,098
Accrued compensation and related benefits	(6,240)	(4,923)
Other current and non-current liabilities	1,066	(395)
Deferred revenue	(6,574)	2,990
Operating lease assets and liabilities	2,116	(905)
Net cash used by operating activities	(37,202)	(50,261)
Cash flows from investing activities
Purchases of investments	(53,443)	(31,214)
Proceeds from investments	35,876	36,473
Purchases of property and equipment	(7,805)	(4,685)
Net cash (used by) provided by investing activities	(25,372)	574
Cash flows from financing activities
Proceeds from borrowings	92,000	—
Debt repayments	(1,687)	—
Payments for debt issuance costs	(411)	—
Payments for employee taxes related to the net share settlement of equity awards	(4,775)	—
Proceeds from exercise of common stock options	559	25,030
Net cash provided by financing activities	85,686	25,030
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	309	(205)
Net increase (decrease) in cash, cash equivalents, and restricted cash	23,421	(24,862)
Cash, cash equivalents, and restricted cash at beginning of period	150,381	103,960
Cash, cash equivalents, and restricted cash at end of period	$173,802	$79,098

Supplemental disclosure of cash flow information
Cash paid for interest	$2,731	$145
Cash paid for income taxes	$1,472	$524
Supplemental disclosure of non-cash investing and financing activities
Accrued capital expenditures	$392	$96

The accompanying notes are an integral part of these unaudited consolidated financial statements.

APPIAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Organization and Description of Business

Appian Corporation (together with its subsidiaries, “Appian,” the “Company,” “we,” or “our”) is a software company that automates business processes. The Appian AI-Powered Process Platform includes everything you need to design, automate, and optimize even the most complex processes, from start to finish. The world's most innovative organizations trust Appian to improve their workflows, unify data, and optimize operations—resulting in better growth and superior customer experiences.

We are headquartered in McLean, Virginia and operate both in the U.S. and internationally, including Australia, Canada, France, Germany, India, Italy, Japan, Mexico, the Netherlands, Portugal, Singapore, Spain, Sweden, Switzerland, and the United Kingdom.

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

Significant estimates embedded in the condensed consolidated financial statements include, but are not limited to, revenue recognition, income taxes and the related valuation allowance established against deferred tax assets, costs to obtain a contract with a customer, and stock-based compensation.

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

With regard to our customers, credit evaluation and account monitoring procedures are used to minimize the risk of loss. Revenue generated from government agencies represented 20.1% and 20.3% of our revenue for the three and six months ended June 30, 2023, respectively, of which the top three U.S. federal government agencies generated 4.6% and 4.4% of our revenue for the three and six months ended June 30, 2023, respectively. Additionally, 38.4% and 35.8% of our revenue during the three and six months ended June 30, 2023, respectively, was generated from international customers. Revenue generated from government agencies represented 18.2% of our revenue for the three and six months ended June 30, 2022, of which the top three U.S. federal government agencies generated 5.2% and 4.8% of our revenue for the three and six months ended June 30, 2022, respectively. Additionally, 35.0% and 34.2% of our revenue during the three and six months ended June 30, 2022, respectively, was generated from international customers. No single end-customer accounted for more than 10% of our total revenue in the three and six months ended June 30, 2023 or 2022.

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

The following table presents a reconciliation of cash, cash equivalents, and restricted cash as presented in the consolidated statements of cash flows (in thousands):

	As of
	June 30, 2023	December 31, 2022	June 30, 2022	December 31, 2021
Cash and cash equivalents	$171,530	$148,132	$76,185	$100,796
Restricted cash, current	2,272	2,249	728	791
Restricted cash, net of current portion	—	—	2,185	2,373
Total cash, cash equivalents, and restricted cash	$173,802	$150,381	$79,098	$103,960

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at realizable value, net of an allowance for doubtful accounts. The allowance for doubtful accounts is based on our assessment of the collectability of accounts and incorporates an estimation of expected lifetime credit losses on our receivables. We regularly review the composition of the accounts receivable aging, historical bad debts, changes in payment patterns, customer creditworthiness, and current economic trends. If the financial condition of our customers were to deteriorate, resulting in their inability to make required payments, additional provisions for doubtful accounts would be required and would increase bad debt expense. The allowance for doubtful accounts totaled $2.2 million and $2.1 million as of June 30, 2023 and December 31, 2022, respectively.

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

Amortization associated with deferred commission is recorded to sales and marketing expense in our consolidated statements of operations. Total commission expense was $11.3 million and $22.3 million for the three and six months ended June 30, 2023, respectively. Total commission expense was $8.7 million and $16.9 million for the three and six months ended June 30, 2022, respectively.

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

Severance Costs

In 2023, we have incurred severance costs related to involuntary reductions in our workforce designed to right-size our employee base and improve operations. Severance costs totaled $2.1 million and $6.3 million for the three and six months ended June 30, 2023, respectively.

Recent Accounting Pronouncements

Adopted

We did not adopt any new accounting guidance in 2023 that had a material impact on our condensed consolidated financial statements or disclosures.

Not Yet Adopted

There is no pending accounting guidance that we expect to have a material impact on our condensed consolidated financial statements or disclosures.

3. Revenue

Revenue Recognition

The following table summarizes revenue recorded during the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cloud subscriptions	$74,442	$57,083	$144,134	$110,462
Term license subscriptions	12,999	14,063	36,150	38,770
Maintenance and support	6,353	5,522	12,467	11,156
Total subscriptions	93,794	76,668	192,751	160,388
Professional services	33,921	33,395	70,199	63,941
Total revenue	$127,715	$110,063	$262,950	$224,329

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

Significant Judgments and Estimates

Determining the Transaction Price

The transaction price is the total amount of consideration we expect to receive in exchange for the service offerings in a contract and may include both fixed and variable components. Variable consideration is included in the transaction price to the extent it is probable a significant reversal will not occur. The amount of variable consideration excluded from the transaction price for the three and six months ended June 30, 2023 and 2022 was insignificant. Our estimates of variable consideration are also subject to subsequent true-up adjustments and may result in changes to transaction prices; however, such true-up adjustments are not expected to be material.

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

Contract Balances

Timing may differ between the satisfaction of performance obligations and the invoicing and collection of amounts related to our contracts with customers. Contract assets primarily relate to unbilled amounts for contracts with customers for which the amount of revenue recognized exceeds the amount billed to the customer. Contract assets are transferred to accounts receivable when the right to invoice becomes unconditional. As of June 30, 2023 and December 31, 2022, contract assets of $12.9 million and $14.3 million, respectively, are included in the Prepaid expenses and other current assets and Other assets line items in our consolidated balance sheets.

Contract liabilities consist of deferred revenue and include payments received in advance of the satisfaction of performance obligations. Deferred revenue is then recognized as the revenue recognition criteria are met. Deferred revenue that will be recognized during the succeeding 12-month period is recorded as current, and the remaining deferred revenue is recorded as non-current. For the six months ended June 30, 2023, we recognized $141.3 million of revenue that was included in the deferred revenue balance as of December 31, 2022.

Transaction Price Allocated to the Remaining Performance Obligations

As of June 30, 2023, we had an aggregate transaction price of $383.8 million allocated to unsatisfied performance obligations. We expect to recognize $245.0 million of this balance as revenue over the next 12 months with the remaining amount recognized thereafter.

4. Leases

As of June 30, 2023, our lease portfolio consists entirely of operating leases, most of which are for corporate offices. Our operating leases have remaining lease terms with various expiration dates through 2031, and some leases include options to extend the term for up to an additional 10 years.

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

The following table sets forth the components of lease expense for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating lease cost	$2,145	$1,626	$4,291	$3,260
Short-term lease cost	423	76	788	164
Variable lease cost	959	953	1,985	1,926
Total	$3,527	$2,655	$7,064	$5,350

Sublease income totaled $0.3 million and $0.7 million for the three and six months ended June 30, 2023, respectively.

Supplemental Lease Information

Supplemental balance sheet information related to operating leases as of June 30, 2023 and December 31, 2022 is presented in the following table (in thousands, except for lease term and discount rate):

	June 30, 2023	December 31, 2022
Right-of-use assets for operating leases	$39,197	$37,248

Operating lease liabilities, current	$9,876	$8,681
Operating lease liabilities, net of current portion	60,079	57,225
Total operating lease liabilities	$69,955	$65,906

Weighted average remaining lease term (in years)	8.0	8.4

Weighted average discount rate	9.4%	9.4%

Supplemental cash flow and expense information related to operating leases for the three and six months ended June 30, 2023 and 2022 is shown below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating cash outflows for operating leases	$988	$2,074	$2,120	$4,159

Amortization of operating lease right-of-use assets	591	325	1,243	631
Interest expense on operating lease liabilities	1,552	1,305	3,047	2,626

A summary of our future minimum lease commitments under non-cancellable operating leases as of June 30, 2023 is shown below (in thousands):

Operating Leases
2023 (excluding the six months ended June 30, 2023)	$4,777
2024	11,660
2025	12,413
2026	12,699
2027	12,901
Thereafter	46,864
Total lease payments	101,314
Less: imputed interest	(31,359)
Total	$69,955

5. Goodwill and Intangible Assets

The following table details the changes in goodwill during the six months ended June 30, 2023 and fiscal year ended December 31, 2022 (in thousands):

Carrying Amount
Balance as of December 31, 2021	$27,795
Foreign currency translation adjustments	(1,446)
Balance as of December 31, 2022	26,349
Foreign currency translation adjustments	269
Balance as of June 30, 2023	$26,618

Intangible assets, net consisted of the following as of June 30, 2023 and December 31, 2022 (in thousands):

	As of
	June 30, 2023	December 31, 2022
Developed technology	$6,963	$6,893
Customer relationships	1,085	1,073
Intangible assets, gross	8,048	7,966
Less: accumulated amortization	(3,486)	(2,715)
Intangible assets, net	$4,562	$5,251

Intangible amortization expense was $0.4 million and $0.7 million for the three and six months ended June 30, 2023, respectively. Intangible amortization expense was $0.4 million and $0.8 million for the three and six months ended June 30, 2022, respectively. As of June 30, 2023, the weighted average remaining amortization periods for developed technology, non-RPA customer relationships, and RPA customer relationships were approximately 3.0 years, 8.2 years, and 6.5 years, respectively.

The following table shows the projected annual amortization expense related to amortizable intangible assets as of June 30, 2023:

Projected Amortization
2023 (excluding the six months ended June 30, 2023)	$743
2024	1,486
2025	1,182
2026	761
2027	93
Thereafter	297
Total projected amortization expense	$4,562

6. Property and Equipment, net

Property and equipment, net consisted of the following as of June 30, 2023 and December 31, 2022 (in thousands):

	As of
	June 30, 2023	December 31, 2022
Leasehold improvements	$51,294	$45,959
Office furniture and fixtures	3,783	3,476
Computer hardware	9,483	9,689
Computer software	820	1,353
Equipment	188	242
Property and equipment, gross	65,568	60,719
Less: accumulated depreciation	(21,054)	(18,864)
Property and equipment, net	$44,514	$41,855

Depreciation expense totaled $2.0 million and $4.0 million for the three and six months ended June 30, 2023, respectively. Depreciation expense totaled $1.4 million and $2.8 million for the three and six months ended June 30, 2022, respectively. We had no disposals or retirements during the three months ended June 30, 2023 and disposed of $1.4 million worth of fully depreciated property and equipment during the six months ended June 30, 2023. There were no disposals or retirements during the three and six months ended June 30, 2022.

7. Accrued Expenses

Accrued expenses consisted of the following as of June 30, 2023 and December 31, 2022 (in thousands):

	As of
	June 30, 2023	December 31, 2022
Hosting costs	$2,936	$2,802
Legal costs	530	475
Marketing and tradeshow expenses	1,144	1,000
Third party license fees	759	1,223
Contract labor costs	978	1,465
Reimbursable employee expenses	1,009	1,004
Audit and tax expenses	1,251	911
Capital expenditures	349	744
Other accrued expenses	2,987	2,603
Total	$11,943	$12,227

8. Debt

Senior Secured Credit Facilities Credit Agreement

We have a Senior Secured Credit Facilities Credit Agreement (the “Credit Agreement”) which provides for a five-year term loan facility in an aggregate principal amount of $150.0 million and, in addition, up to $75.0 million for a revolving credit facility, including a letter of credit sub-facility in the aggregate availability amount of $15.0 million and a swingline sub-facility in the aggregate availability amount of $10.0 million (as a sublimit of the revolving loan facility). The Credit Agreement matures on November 3, 2027. We will use the proceeds from the $150.0 million term loan and access to the revolving credit facility to fund the continued growth of our business and support our working capital requirements.

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

The following table summarizes outstanding debt balances (in thousands):

	As of
	June 30, 2023	December 31, 2022
Borrowings under revolving credit facility expiring November 3, 2027	$62,000	$—
Secured term loan facility	147,687	119,375
Less: Debt issuance costs	(1,382)	(1,256)
Total debt, net of debt issuance costs	$208,305	$118,119

Debt, current	$65,431	$2,740
Long-term debt, net of current portion	142,874	115,379
Total debt	$208,305	$118,119

We were in compliance with all covenants contained in the Credit Agreement. We believe, based on our current financial forecasts and trends, that we will remain compliant with all covenants for the foreseeable future. As of June 30, 2023, we had $62.0 million outstanding under our $75.0 million revolving credit facility, and we had outstanding letters of credit totaling $11.9 million in connection with securing our leased office space.

9. Income Taxes

The provision for income taxes is based upon the estimated annual effective tax rates for the year applied to the current period income before tax plus the tax effect of any significant or unusual items, discrete events, or changes in tax law. Our operating subsidiaries are exposed to statutory effective tax rates ranging from zero to approximately 35%. Fluctuations in the distribution of pre-tax income among our operating subsidiaries can lead to fluctuations of the effective tax rate in the condensed consolidated financial statements. For the three and six months ended June 30, 2023, the actual effective tax rates were (2.0)% and (2.5)%, respectively. For the three and six months ended June 30, 2022, the actual effective tax rates were (0.8)% and 1.6%, respectively. The tax benefit recognized in the six months ended June 30, 2022 was primarily driven by a discrete benefit of $1.1 million related to the release of a valuation allowance for Lana Labs GmbH as a result of post-acquisition tax planning and the merger of German subsidiaries.

As of June 30, 2023, our net unrecognized tax benefits totaled $4.5 million, which if recognized would result in no net effect on the effective tax rate due to a valuation allowance. The amount of reasonably possible unrecognized tax benefits that could decrease over the next 12 months due to the expiration of certain statutes of limitations or settlements of tax audits is not material to our condensed consolidated financial statements.

We file income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions. Due to our net operating loss carryforwards, the tax years 2016 through 2022 remain open to examination by the major taxing jurisdictions to which we are subject. There are no open examinations that would have a meaningful impact to our condensed consolidated financial statements.

10. Stock-Based Compensation

We account for stock-based compensation expense related to stock-based awards based on the estimated fair value of the award on the grant date. We calculate the fair value of stock options containing only a service condition using the Black-Scholes option pricing model. The fair value of restricted stock units (“RSUs”) is based on the closing market price of our common stock on the Nasdaq Global Market on the date of grant. For service-based awards such as RSUs, stock-based compensation expense is recognized on a straight-line basis over the requisite service period. In June 2022, our Board of Directors granted to our Chief Executive Officer (“CEO”) a stock option award that is eligible to vest based on the achievement of various stock price appreciation targets. This 2022 CEO option grant is our only stock-based award that vests based on the achievement of market conditions. For awards with market based conditions, compensation expense is measured using a Monte Carlo simulation and expense is recognized using the accelerated attribution method over the derived service period based on the expected market performance as of the grant date. We account for forfeitures of our stock-based awards as they occur rather than estimating expected forfeitures.

As of June 30, 2023, the total compensation cost related to unvested stock options not yet recognized, which relates exclusively to the 2022 CEO option grant, was $13.5 million and will be recognized over a weighted average period of 2.7 years. Total unrecognized compensation cost related to unvested RSUs was approximately $47.8 million, which will be recognized over a weighted average period of 1.4 years.

The following table summarizes the components of our stock-based compensation expense for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of revenue
Subscriptions	$230	$249	$502	$428
Professional services	1,472	1,330	3,063	2,387
Operating expenses
Sales and marketing	2,772	2,266	5,217	4,054
Research and development	2,910	3,063	6,536	5,377
General and administrative	3,764	2,240	6,886	3,845
Total stock-based compensation expense	$11,148	$9,148	$22,204	$16,091

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

The following outstanding securities, prior to the use of the treasury stock method, have been excluded from the computation of diluted weighted-average shares outstanding for the respective periods below because they would have been antidilutive to earnings per share:

	Three and Six Months Ended June 30,
	2023	2022
Stock options	2,625,286	2,758,608
Non-vested restricted stock units	1,125,505	1,378,284

12. Commitments and Contingencies

Minimum Purchase Commitments

In July 2021, we executed a non-cancellable cloud hosting arrangement with Amazon Web Services (“AWS”) that contains provisions for minimum purchase commitments. Specifically, purchase commitments under the agreement total $131.0 million over five years. The agreement, which is in its second year as of June 30, 2023, contains minimum spending requirements of $25.0 million in the second year and $28.0 million in each of the third, fourth, and fifth years. Spending under this agreement for the three and six months ended June 30, 2023 totaled $9.1 million and $18.5 million, respectively. Spending under this agreement for the three and six months ended June 30, 2022 totaled $8.1 million and $15.9 million, respectively. The timing of payments under the agreement may vary. However, we expect to meet our minimum purchase commitments for the remainder of the contract term.

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

The following table summarizes revenue by geography for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Domestic	$78,694	$71,567	$168,699	$147,606
International	49,021	38,496	94,251	76,723
Total	$127,715	$110,063	$262,950	$224,329

With respect to geographic information, revenue is attributed to respective geographies based on the contracting address of the customer. There were no individual international countries from which more than 10% of our total revenue was attributable for the three and six months ended June 30, 2023 or 2022. Substantially all of our long-lived assets were held in the United States as of June 30, 2023 and December 31, 2022.

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

The asset or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques maximize the use of relevant observable inputs and minimize the use of unobservable inputs. There were no instruments measured at fair value on a recurring basis using significant unobservable inputs as of June 30, 2023 and December 31, 2022.

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

The carrying amounts of our cash, cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued expenses approximate fair value as of June 30, 2023 and December 31, 2022 because of the relatively short duration of these instruments. Additionally, the carrying value of our debt associated with the term loan facility approximates fair value because the interest rates are variable and reset on relatively short durations to the then market rates.

Investments

Our investment portfolio consists largely of debt investments classified as available-for-sale. Changes in the fair value of available-for-sale securities, excluding other-than-temporary impairments, are recorded in Other comprehensive income (loss). The components of our investments as of June 30, 2023 are as follows (in thousands):

	As of June 30, 2023
	Fair Value Measurement				Balance Sheet Classification
	Fair Value Level	Cost Basis	Unrealized Gains (Losses)	Market Value	Cash and Cash Equivalents	Short-term Investments and Marketable Securities
Money market fund	Level 1	$55,800	$—	$55,800	$55,800	$—
U.S. Treasury bonds	Level 1	17,002	(21)	16,981	—	16,981
Commercial paper	Level 2	28,957	—	28,957	—	28,957
Corporate bonds	Level 2	2,457	(1)	2,456	—	2,456
Agency bonds	Level 2	17,035	1	17,036	—	17,036
Total investments		$121,251	$(21)	$121,230	$55,800	$65,430

At December 31, 2022, our investments consisted of the following (in thousands):

	As of December 31, 2022
	Fair Value Measurement				Balance Sheet Classification
	Fair Value Level	Cost Basis	Unrealized Gains (Losses)	Market Value	Cash and Cash Equivalents	Short-term Investments and Marketable Securities
Money market fund	Level 1	$39,469	$—	$39,469	$39,469	$—
U.S. Treasury bonds	Level 1	9,396	(13)	9,383	—	9,383
Commercial paper	Level 2	26,704	—	26,704	—	26,704
Corporate bonds	Level 2	9,353	(12)	9,341	—	9,341
Agency bonds	Level 2	2,432	3	2,435	—	2,435
Total investments		$87,354	$(22)	$87,332	$39,469	$47,863

There were no Level 3 assets held at any point during the three and six months ended June 30, 2023 and 2022. Additionally, there were no transfers between Levels 1 and 2 during the six months ended June 30, 2023 and 2022. Interest income on our investments totaled $2.7 million and $4.7 million for the three and six months ended June 30, 2023, respectively. Interest income on our investments totaled $0.1 million and $0.2 million for the three and six months ended June 30, 2022, respectively.

The amortized cost basis and fair value of debt securities as of June 30, 2023, by contractual maturity, are as follows (in thousands):

	As of June 30, 2023
	Cost Basis	Fair Value
Due in one year or less	$121,251	$121,230
Total investments	$121,251	$121,230

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

Overview

Appian is a software company that automates business processes. The Appian AI-Powered Process Platform includes everything you need to design, automate, and optimize even the most complex processes, from start to finish. The world's most innovative organizations trust Appian to improve their workflows, unify data, and optimize operations—resulting in better growth and superior customer experiences.

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

We have invested in our Customer Success organization to help ensure customers are able to build and deploy applications on our platform. We have several strategic partnerships, including with KPMG, Accenture, PwC, EY, Infosys, Wipro, and Deloitte, which allow them to refer customers to us in order to purchase subscriptions. Our partners then provide professional services directly to the customers using our platform. We intend to further grow our base of strategic partners to provide broader customer coverage and solution delivery capabilities. In addition, over time we expect our professional services revenue as a percentage of total revenue to decline as we increasingly rely on strategic partners to help our customers deploy our software. We believe our investment in professional services, including strategic partners building their practices around Appian, will drive increased adoption of our platform.

Our customers include financial services, government, life sciences, insurance, manufacturing, energy, healthcare, telecommunications, and transportation organizations. Generally, our sales team targets its efforts to organizations with over 2,000 employees and $2 billion in annual revenue. Revenue from government agencies represented 20.1% and 20.3% of our total revenue for the three and six months ended June 30, 2023, respectively as compared to 18.2% of our total revenue in each of the three and six months ended June 30, 2022. No single end-customer accounted for more than 10% of our total revenue in the three and six months ended June 30, 2023 or 2022.

We offer our platform globally. Our platform supports multiple languages to facilitate collaboration and address challenges in multinational organizations. In the three and six months ended June 30, 2023, 38.4% and 35.8%, respectively, of our total revenue was generated from customers outside of the United States as compared to 35.0% and 34.2% in the three and six months ended June 30, 2022, respectively. As of June 30, 2023, we operated in 16 countries. We believe we have a significant opportunity to continue to grow our international footprint, and we are investing in new geographies, including through investment in direct and indirect sales channels, professional services, and customer support and implementation partners.

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

Key Factors Affecting Our Performance

The following are several key factors that affect our performance:

•Market Adoption of Our Platform. Our ability to grow our customer base and drive market adoption of our platform is affected by the pace at which organizations digitally transform. We expect our revenue growth will be primarily driven by the pace of adoption and penetration of our platform. We offer a leading custom software platform and intend to continue to invest to expand our customer base. The degree to which prospective customers recognize the need for our platform, and subsequently allocate budget dollars to purchase our software, will drive our ability to acquire new customers and increase sales to existing customers, which, in turn, will affect our future financial performance.

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

•Further Penetration of Existing Customers. Our sales team seeks to generate additional revenue from existing customers by adding new users to our platform. Many of our customers begin by building a single application and then grow to build dozens of applications on our platform. Generally, the development of new applications on our platform results in the expansion of our user base within an organization and a corresponding increase in revenue. As a result of this “land and expand” strategy, we have generated significant additional revenue from our customer base. Our ability to increase sales to existing customers will depend on a number of factors, including the size of our sales and professional services teams, customers’ level of satisfaction with our platform and professional services, pricing, economic conditions, and our customers’ overall spending levels. We have also re-focused some of our professional services personnel to become customer success managers. Their role is to ensure customers realize value from our platform and to support strategic partners and the “land and expand” strategy versus delivering billable hours.

•Mix of Subscriptions and Professional Services Revenue. We believe our professional services have driven customer success and facilitated the adoption of our platform by customers. During the initial period of deployment by a customer, we generally provide a greater amount of support in building applications and training than later in the deployment, with a typical engagement lasting from two to six months. At the same time, many of our customers have historically purchased subscriptions only for a limited set of their total potential end users. As a result of these factors, the proportion of total revenue for a customer associated with professional services is relatively high during the initial deployment period. Over time, as the need for professional services associated with user deployments decreases and the number of end users increases, we expect subscriptions revenue as a percentage of total revenue to increase. In addition, we continue to grow our base of strategic partners to provide broader customer coverage and solution delivery capabilities. These partners perform professional services with respect to any new service contracts they originate. As the usage of partners expands, we expect the proportion of our total revenue from subscriptions to increase over time relative to professional services. For the six months ended June 30, 2023 and 2022, 73.3% and 71.5% of our revenue, respectively, was derived from sales of subscriptions while the remaining 26.7% and 28.5%, respectively, was derived from the sale of professional services.

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

Key Metrics

We monitor the following metrics to help us measure and evaluate the effectiveness of our operations. All dollar amounts are presented in thousands.

Cloud Subscription Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	% Change	2023	2022	% Change
Cloud subscription revenue	$74,442	$57,083	30.4%	$144,134	$110,462	30.5%

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

Cloud Subscription Revenue Retention Rate

	As of June 30,
	2023	2022
Cloud subscription revenue retention rate	115%	116%

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
Operating Expenses

Operating expenses consist of sales and marketing, research and development, and general and administrative expenses. Personnel-related costs such as salaries, bonuses, commissions, payroll tax payments, and stock-based compensation expense are the most significant components of each of these expense categories. Other components of each operating expense category include professional fees for third-party services such as contract labor, legal, software development resources, and consulting. In addition, operating expenses include allocated overhead costs, which are primarily comprised of, facility costs, travel and entertainment expenditures, certain human resources costs (referral bonuses, training costs, and employee relations spending), office-related expenditures, and certain information technology costs (infrastructure, software, and cloud computing services).

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

Results of Operations

The following table sets forth our consolidated statements of operations data (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue
Subscriptions	$93,794	$76,668	$192,751	$160,388
Professional services	33,921	33,395	70,199	63,941
Total revenue	127,715	110,063	262,950	224,329
Cost of revenue
Subscriptions(1)	10,779	8,528	21,227	16,751
Professional services(1)	26,066	24,765	51,711	47,563
Total cost of revenue	36,845	33,293	72,938	64,314
Gross profit	90,870	76,770	190,012	160,015
Operating expenses
Sales and marketing(1)	62,581	56,166	125,671	102,192
Research and development(1)	39,743	33,842	81,367	63,778
General and administrative(1)	29,208	29,509	58,902	60,658
Total operating expenses	131,532	119,517	265,940	226,628
Operating loss	(40,662)	(42,747)	(75,928)	(66,613)
Other non-operating expense
Other (income) expense, net	(3,886)	6,153	(6,576)	6,940
Interest expense	4,755	60	7,873	134
Total other non-operating expense	869	6,213	1,297	7,074
Loss before income taxes	(41,531)	(48,960)	(77,225)	(73,687)
Income tax expense (benefit)	824	394	1,959	(1,179)
Net loss	$(42,355)	$(49,354)	$(79,184)	$(72,508)

(1) Stock-based compensation as a component of these line items is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of revenue
Subscriptions	$230	$249	$502	$428
Professional services	1,472	1,330	3,063	2,387
Operating expenses
Sales and marketing	2,772	2,266	5,217	4,054
Research and development	2,910	3,063	6,536	5,377
General and administrative	3,764	2,240	6,886	3,845
Total stock-based compensation expense	$11,148	$9,148	$22,204	$16,091

The following table sets forth our consolidated statements of operations data expressed as a percentage of total revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue
Subscriptions	73.4%	69.7%	73.3%	71.5%
Professional services	26.6	30.3	26.7	28.5
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue
Subscriptions	8.4	7.7	8.1	7.5
Professional services	20.4	22.5	19.7	21.2
Total cost of revenue	28.8	30.2	27.7	28.7
Gross profit	71.2	69.8	72.3	71.3
Operating expenses
Sales and marketing	49.0	51.0	47.8	45.6
Research and development	31.1	30.7	30.9	28.4
General and administrative	22.9	26.8	22.4	27.0
Total operating expenses*	103.0	108.6	101.1	101.0
Operating loss	(31.8)	(38.8)	(28.9)	(29.7)
Other non-operating expense
Other (income) expense, net	(3.0)	5.6	(2.5)	3.1
Interest expense	3.7	0.1	3.0	0.1
Total other non-operating expense	0.7	5.6	0.5	3.2
Loss before income taxes	(32.5)	(44.5)	(29.4)	(32.8)
Income tax expense (benefit)	0.6	0.4	0.7	(0.5)
Net loss	(33.2)%	(44.8)%	(30.1)%	(32.3)%
* Totals may not foot due to rounding.

Comparison of the Three Months Ended June 30, 2023 and 2022

Revenue

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Revenue
Subscriptions	$93,794	$76,668	$17,126	22.3%
Professional services	33,921	33,395	$526	1.6%
Total revenue	$127,715	$110,063	$17,652	16.0%

Total revenue increased $17.7 million, or 16.0%, in the three months ended June 30, 2023 compared to the same period in 2022 due to an increase in our subscriptions revenue of $17.1 million and an increase in our professional services revenue of $0.5 million. The increase in subscriptions revenue was driven by a $17.4 million increase in cloud subscription revenue and a $0.8 million increase in maintenance and support revenue, both of which were partially offset by a $1.1 million decrease in on-premises subscription revenue. With respect to new versus existing customers, there was a $7.3 million increase in subscriptions revenue stemming from sales of subscriptions to new customers, while the remaining $9.8 million of the increase was attributable to expanded deployments and corresponding sales of additional subscriptions to existing customers. The increase in professional services revenue was due primarily to a $6.7 million increase in sales to new customers, which was partially offset by a $6.2 million decrease in revenue from existing customers.

Cost of Revenue

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Cost of revenue
Subscriptions	$10,779	$8,528	$2,251	26.4%
Professional services	26,066	24,765	1,301	5.3%
Total cost of revenue	$36,845	$33,293	$3,552	10.7%
Subscriptions gross margin	88.5%	88.9%
Professional services gross margin	23.2%	25.8%
Total gross margin	71.2%	69.8%

Cost of revenue increased $3.6 million, or 10.7%, in the three months ended June 30, 2023 compared to the same period in 2022, primarily due to a $1.9 million increase in professional services and product support personnel costs and a $1.7 million increase in hosting costs. Personnel costs increased due to an increase in professional services and product support personnel headcount of 9.9% from June 30, 2022 to June 30, 2023 in addition to increased wages and fringe benefits and a $0.1 million increase in stock-based compensation expense. Hosting costs increased as sales of our cloud offering increased in the three months ended June 30, 2023.

Subscriptions gross margin slightly decreased to 88.5% for the three months ended June 30, 2023 compared to 88.9% in the same period in 2022 due to increased hosting costs as sales of our cloud offering increased. The increase in hosting costs was partially offset by an increase in subscriptions revenue during the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. Professional services gross margin decreased to 23.2% for the three months ended June 30, 2023 compared to 25.8% in the same period in 2022 due largely to the aforementioned increase in professional services personnel costs, which was partially offset by an increase in professional services revenue in the comparable periods. Gross margin increased to 71.2% for the three months ended June 30, 2023 compared to 69.8% for the three months ended June 30, 2022, driven by more gross profit from subscriptions.

Sales and Marketing Expense

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$62,581	$56,166	$6,415	11.4%
% of revenue	49.0%	51.0%

Sales and marketing expense increased $6.4 million, or 11.4%, in the three months ended June 30, 2023 compared to the same period in 2022, primarily due to a $7.6 million increase in sales and marketing personnel costs, a $0.3 million increase in overhead costs, and a $0.2 million increase in professional fees, which were partially offset by a $1.7 million decrease in marketing costs. Personnel costs increased due to an increase in sales and marketing personnel headcount of 17.3% from June 30, 2022 to June 30, 2023 in addition to increased wages and fringe benefits, a $2.6 million increase in commissions expense due to increased sales, a $0.9 million increase in severance costs, and a $0.5 million increase in stock-based compensation expense. Overhead costs increased primarily due to expenditures for an internal sales and marketing event. These increases were partially offset by a decrease in travel and entertainment expense due to a lower number of in-person engagements and events as compared to the prior year. Marketing costs decreased primarily due to a decrease in advertising expense stemming from a decrease in the number of advertising campaigns launched in the three months ended June 30, 2023 relative to the three months ended June 30, 2022, as well as a decrease in the cost of marketing events, primarily Appian World.

Research and Development Expense

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Research and development	$39,743	$33,842	$5,901	17.4%
% of revenue	31.1%	30.7%

Research and development expense increased $5.9 million, or 17.4%, in the three months ended June 30, 2023 compared to the same period in 2022, primarily due to a $5.8 million increase in research and development personnel costs. Personnel costs increased due to an increase in research and development personnel headcount of 14.4% from June 30, 2022 to June 30, 2023 in addition to increased wages and fringe benefits and a $0.8 million increase in severance costs. These personnel costs were partially offset by a $0.2 million decrease in stock-based compensation expense.

General and Administrative Expense

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
	(dollars in thousands)
General and administrative expense	$29,208	$29,509	$(301)	(1.0)%
% of revenue	22.9%	26.8%

General and administrative expense decreased $0.3 million, or 1.0%, in the three months ended June 30, 2023 compared to the same period in 2022 primarily due to a $5.3 million decrease in professional fees. This decrease was partially offset by a $4.4 million increase in general and administrative personnel costs and a $0.5 million increase in overhead costs. Professional fees decreased due to a $6.2 million decline in legal fees incurred relative to the three months ended June 30, 2022, which was partially offset by a $0.6 million increase in consulting fees. Personnel costs increased due to an increase in general and administrative personnel headcount of 5.9% from June 30, 2022 to June 30, 2023 in addition to increased wages and fringe benefits as well as a $1.5 million increase in stock-based compensation expense. Overhead costs increased primarily due to an increase in lease expense resulting from an expansion of our corporate headquarters.

Other Non-Operating (Income) Expense, Net

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Other (income) expense, net	$(3,886)	$6,153	$(10,039)	***
% of revenue	(3.0)%	5.6%
*** Indicates a percentage that is not meaningful.

Other income, net was $3.9 million in the three months ended June 30, 2023 compared to other expense, net of $6.2 million in the three months ended June 30, 2022. This change was primarily due to $1.2 million in foreign exchange gains in the three months ended June 30, 2023 as compared to $6.5 million in foreign exchange losses in the three months ended June 30, 2022 as well as a $2.5 million increase in interest income in the three months ended June 30, 2023 relative to the prior year related to our increase in short-term investments from investment of our credit facility proceeds.

Interest Expense

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Interest expense	$4,755	$60	$4,695	***
% of revenue	3.7%	0.1%
*** Indicates a percentage that is not meaningful.

Interest expense increased $4.7 million in the three months ended June 30, 2023 as compared to the corresponding period in 2022 primarily due to interest expense incurred on the new credit facility borrowings that we entered into during the fourth quarter of 2022.

Comparison of the Six Months Ended June 30, 2023 and 2022

Revenue

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Revenue
Subscriptions	$192,751	$160,388	$32,363	20.2%
Professional services	70,199	63,941	6,258	9.8%
Total revenue	$262,950	$224,329	$38,621	17.2%

Total revenue increased $38.6 million, or 17.2%, in the six months ended June 30, 2023 compared to the same period in 2022 due to an increase in our subscriptions revenue of $32.4 million and an increase in our professional services revenue of $6.3 million. The increase in subscriptions revenue was driven by a $33.7 million increase in cloud subscription revenue and a $1.3 million increase in maintenance and support revenue, both of which were partially offset by a $2.6 million decrease in on-premises subscription revenue. With respect to new versus existing customers, there was a $14.2 million increase in subscriptions revenue stemming from sales of subscriptions to new customers, while the remaining $18.2 million of the increase was attributable to expanded deployments and corresponding sales of additional subscriptions to existing customers. The increase in professional services revenue was due primarily to a $12.2 million increase in sales to new customers, which was partially offset by a $5.9 million decrease in revenue from existing customers.

Cost of Revenue

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Cost of revenue
Subscriptions	$21,227	$16,751	$4,476	26.7%
Professional services	51,711	47,563	4,148	8.7%
Total cost of revenue	$72,938	$64,314	$8,624	13.4%
Subscriptions gross margin	89.0%	89.6%
Professional services gross margin	26.3%	25.6%
Total gross margin	72.3%	71.3%

Cost of revenue increased $8.6 million, or 13.4%, in the six months ended June 30, 2023 compared to the same period in 2022, primarily due to a $4.7 million increase in professional services and product support personnel costs, a $3.2 million increase in hosting costs, a $0.4 million increase in contractor costs, and a $0.4 million increase in travel and entertainment expenses. Personnel costs increased due to an increase in professional services and product support personnel headcount of 9.9% from June 30, 2022 to June 30, 2023 in addition to increased wages and fringe benefits and a $0.8 million increase in stock-based compensation expense. Hosting costs increased as sales of our cloud offering increased in the six months ended June 30, 2023. Contractor costs increased in the six months ended June 30, 2023 compared to the same period in 2022 due to an increase in the usage of subcontractors and consultants for professional services engagements, while travel and entertainment expenses increased due to a larger number of in-person engagements, events, and other business-related traveling.

Subscriptions gross margin decreased to 89.0% for the six months ended June 30, 2023 as compared to 89.6% for the six months ended June 30, 2022 as an increase in subscriptions revenue was offset by an increase in hosting costs. Professional services gross margin increased to 26.3% for the six months ended June 30, 2023 compared to 25.6% in the same period in 2022 due largely to the aforementioned increase in professional services revenue. The increase in professional services revenue was partially offset by higher personnel and other allocated costs such as human resources, information technology, and office-related spending in the comparable periods. Gross margin rose to 72.3% for the six months ended June 30, 2023 compared to 71.3% for the six months ended June 30, 2022.

Sales and Marketing Expense

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$125,671	$102,192	$23,479	23.0%
% of revenue	47.8%	45.6%

Sales and marketing expense increased $23.5 million, or 23.0%, in the six months ended June 30, 2023 compared to the same period in 2022, primarily due to a $22.8 million increase in sales and marketing personnel costs, a $2.9 million increase in allocated overhead costs, and a $0.2 million increase in professional fees, all of which were partially offset by a $2.4 million decrease in marketing costs. Personnel costs increased due to an increase in sales and marketing personnel headcount of 17.3% from June 30, 2022 to June 30, 2023 in addition to increased wages and fringe benefits, a $5.3 million increase in commissions expense due to increased sales, a $4.5 million increase in severance costs, and a $1.2 million increase in stock-based compensation expense. Overhead costs increased primarily due to expenditures for internal sales and marketing events and increases in certain allocated costs tied directly to our growth such as spending for offices, human resources costs, and information technology infrastructure. Additionally, travel and entertainment expense increased due to a higher number of in-

person engagements and events as compared to the prior year. Marketing costs decreased primarily due to a decrease in advertising expense stemming from a decrease in the number of advertising campaigns launched in the six months ended June 30, 2023 relative to the six months ended June 30, 2022, as well as decreases in cost of marketing events, primarily Appian World.

Research and Development Expense

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Research and development	$81,367	$63,778	$17,589	27.6%
% of revenue	30.9%	28.4%

Research and development expense increased $17.6 million, or 27.6%, in the six months ended June 30, 2023 compared to the same period in 2022, primarily due to a $17.7 million increase in research and development personnel costs. Personnel costs increased due to an increase in research and development personnel headcount of 14.4% from June 30, 2022 to June 30, 2023 in addition to increased wages and fringe benefits coupled with a $1.2 million increase in stock-based compensation expense and a $1.0 million increase in severance costs.

General and Administrative Expense

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
	(dollars in thousands)
General and administrative expense	$58,902	$60,658	$(1,756)	(2.9)%
% of revenue	22.4%	27.0%

General and administrative expense decreased $1.8 million, or 2.9%, in the six months ended June 30, 2023 compared to the same period in 2022 primarily due to a $13.8 million decrease in professional fees. This decrease was partially offset by a $10.0 million increase in general and administrative personnel costs and a $2.0 million increase in allocated overhead costs. Professional fees decreased due to a $16.1 million decline in legal fees incurred relative to the six months ended June 30, 2023, which was partially offset by a $1.8 million increase in consulting fees. Personnel costs increased due to an increase in general and administrative personnel headcount of 5.9% from June 30, 2022 to June 30, 2023 in addition to increased wages and fringe benefits, as well as a $3.0 million increase in stock-based compensation expense. Overhead costs increased primarily due to an increase in certain allocated costs tied to our growth, primarily an increase in lease expense resulting from an expansion of our corporate headquarters and an increase in bad debt expense.

Other Non-Operating (Income) Expense, Net

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Other (income) expense, net	$(6,576)	$6,940	$(13,516)	***
% of revenue	(2.5)%	3.1%
*** Indicates a percentage that is not meaningful.

Other income, net was $6.6 million in the six months ended June 30, 2023 compared to other expense, net of $6.9 million in the six months ended June 30, 2022. This change was primarily due to $1.9 million in foreign exchange gains in the six months ended June 30, 2023 as compared to $8.4 million in foreign exchange losses in the six months ended June 30, 2022 as well as a $4.5 million increase in interest income in the six months ended June 30, 2023 related to our increase in short-term investments from the credit facility proceeds.

Interest Expense

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Interest expense	$7,873	$134	$7,739	***
% of revenue	3.0%	0.1%
*** Indicates a percentage that is not meaningful.

Interest expense increased $7.9 million in the six months ended June 30, 2023 as compared to the corresponding period in 2022 primarily due to interest expense incurred on the new credit facility borrowings that we entered into during the fourth quarter of 2022.

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

We also discuss adjusted EBITDA, a non-GAAP financial performance measure we believe offers a useful view of the overall operation of our business. We define adjusted EBITDA as net loss before (1) other non-operating (income) expenses, net, (2) interest expense, (3) income tax expense (benefit), (4) depreciation and amortization, (5) stock-based compensation expense, (6) litigation expenses directly associated with the Pegasystems cases, and (7) severance costs. The most directly comparable GAAP financial measure to adjusted EBITDA is net loss. Users should consider the limitations of using adjusted EBITDA, including the fact this measure does not provide a complete measure of our operating performance. Adjusted EBITDA is not intended to purport to be an alternative to net loss as a measure of operating performance or to cash flows from operating activities as a measure of liquidity.

The presentation of these non-GAAP financial measures is not intended to be considered in isolation from, as a substitute for, or superior to the financial information prepared and presented in accordance with GAAP, and our non-GAAP measures may be different from non-GAAP measures used by other companies.

The following tables reconcile our non-GAAP measures to their nearest comparable GAAP measures. The reconciliation of GAAP operating loss to non-GAAP operating loss for the three and six months ended June 30, 2023 and 2022 is as follows (in thousands):

	GAAP Measure	Stock-Based Compensation	Litigation Expenses	Severance Costs	Non-GAAP Measure
Three Months Ended June 30, 2023
Subscriptions cost of revenue	$10,779	$(230)	$—	$(19)	$10,530
Professional services cost of revenue	26,066	(1,472)	—	(35)	24,559
Total cost of revenue	36,845	(1,702)	—	(54)	35,089
Total operating expense	131,532	(9,446)	(347)	(2,041)	119,698
Operating loss	(40,662)	11,148	347	2,095	(27,072)
Income tax expense	824	221	7	42	1,094
Net loss	(42,355)	11,369	354	2,137	(28,495)
Net loss per share, basic and diluted	$(0.58)	$0.16	$—	$0.03	$(0.39)

Six Months Ended June 30, 2023
Subscriptions cost of revenue	$21,227	$(502)	$—	$(30)	$20,695
Professional services cost of revenue	51,711	(3,063)	—	(158)	48,490
Total cost of revenue	72,938	(3,565)	—	(188)	69,185
Total operating expense	265,940	(18,639)	(2,189)	(6,111)	239,001
Operating loss	(75,928)	22,204	2,189	6,299	(45,236)
Income tax expense	1,959	563	56	160	2,738
Net loss	(79,184)	22,767	2,245	6,459	(47,713)
Net loss per share, basic and diluted	$(1.09)	$0.31	$0.03	$0.09	$(0.65)

	GAAP Measure	Stock-Based Compensation	Litigation Expenses	Non-GAAP Measure
Three Months Ended June 30, 2022
Subscriptions cost of revenue	$8,528	$(249)	$—	$8,279
Professional services cost of revenue	24,765	(1,330)	—	23,435
Total cost of revenue	33,293	(1,579)	—	31,714
Total operating expense	119,517	(7,569)	(6,831)	105,117
Operating loss	(42,747)	9,148	6,831	(26,768)
Net loss	(49,354)	9,148	6,831	(33,375)
Net loss per share, basic and diluted	$(0.68)	$0.13	$0.09	$(0.46)

Six Months Ended June 30, 2022
Subscriptions cost of revenue	$16,751	$(428)	$—	$16,323
Professional services cost of revenue	47,563	(2,387)	—	45,176
Total cost of revenue	64,314	(2,815)	—	61,499
Total operating expense	226,628	(13,276)	(18,623)	194,729
Operating loss	(66,613)	16,091	18,623	(31,899)
Net loss	(72,508)	16,091	18,623	(37,794)
Net loss per share, basic and diluted	$(1.00)	$0.22	$0.26	$(0.52)

The following table reconciles GAAP net loss to adjusted EBITDA for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
GAAP net loss	$(42,355)	$(49,354)	$(79,184)	$(72,508)
Other (income) expense, net	(3,886)	6,153	(6,576)	6,940
Interest expense	4,755	60	7,873	134
Income tax expense (benefit)	824	394	1,959	(1,179)
Depreciation and amortization	2,364	1,800	4,705	3,573
Stock-based compensation expense	11,148	9,148	22,204	16,091
Litigation expenses	347	6,831	2,189	18,623
Severance costs	2,095	—	6,299	—
Adjusted EBITDA	$(24,708)	$(24,968)	$(40,531)	$(28,326)

Liquidity and Capital Resources

The following table presents selected financial information and statistics pertaining to liquidity and capital resources as of June 30, 2023 and December 31, 2022:

	As of
	June 30, 2023	December 31, 2022
Cash and cash equivalents	$171,530	$148,132
Short-term investments and marketable securities	65,430	47,863
Property and equipment, net	44,514	41,855
Working capital*	109,134	149,996
* Defined as current assets net of current liabilities, excluding the current portion of restricted cash.

As of June 30, 2023, we had $171.5 million of cash and cash equivalents and $65.4 million of short-term investments and marketable securities. We believe our existing cash and cash equivalents and short-term investments and marketable securities, together with any positive cash flows from operations and available borrowings under our line of credit, will be sufficient to support working capital and capital expenditure requirements for at least the next twelve months.

We have in the past, and may in the future enter into, investments in or acquisitions of complementary businesses, products, or technologies, which could also require us to seek additional equity financing, incur indebtedness, or use cash resources. We have no present binding agreements or commitments to enter into any such acquisitions. If we are unable to raise additional capital when desired, our business, operating results, and financial condition could be adversely affected.

Sources of Funds

We have historically financed our operations in large part with equity financing arrangements. Through June 30, 2023, we have completed four public offerings and received net proceeds of $344.8 million. Outside of equity offerings, we have financed our operations through sales of subscriptions and professional services.

To further help strengthen our financial position and support our growth initiatives, in 2022 we entered into a Senior Secured Credit Facilities Credit Agreement, or the Credit Agreement, which provides for a five-year term loan facility in an aggregate principal amount of $150.0 million and, in addition, up to $75.0 million for a revolving credit facility, including a letter of credit sub-facility in the aggregate availability amount of $15.0 million and a swingline sub-facility in the aggregate availability amount of $10.0 million (as a sublimit of the revolving loan facility).

The Credit Agreement matures on November 3, 2027. We will use the proceeds from the $150.0 million term loan to fund the continued growth of our business and support our working capital requirements. We were in compliance with all covenants as of June 30, 2023. We believe, based on our current financial forecasts and trends, that we will remain compliant with all covenants for the foreseeable future. As of June 30, 2023, we had used borrowing capacity of $62.0 million under our $75.0 million revolving credit facility, and we had outstanding letters of credit totaling $11.9 million in connection with securing our leased office space.

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

Uses of Funds

Our current principal uses of cash are funding operations and other working capital requirements. Historically, we have also utilized cash to pay for the acquisition of businesses that were complementary to ours, and we may pursue similar opportunities in the future. Over the past several years, revenue has increased significantly from year to year and, as a result, cash flows from customer collections have also grown. However, as we continue to invest in growing our business, operating expenses have also increased. Outside of cash used in operations, other uses of cash in 2023 to date have included capital expenditures related to the expansion of our headquarters, repayments of existing debt, and purchases of investments. Non-operating cash uses in the prior year through June 30, 2022 consisted primarily of capital expenditures related to the expansion of our headquarters.

Furthermore, in 2021 we executed a non-cancellable cloud hosting arrangement with Amazon Web Services that contains provisions for minimum purchase commitments. Specifically, purchase commitments under the agreement total $131.0 million over five years. The agreement, which is in its second year as of June 30, 2023, contains minimum spending requirements of $25.0 million in the second year and $28.0 million in each of the third, fourth, and fifth years. The timing of payments under the agreement may vary, and the total amount of payments may exceed the minimum depending on the volume of services utilized. Spending under this agreement for the three and six months ended June 30, 2023, totaled $9.1 million and $18.5 million, respectively. Spending under this agreement for the three and six months ended June 30, 2022 totaled $8.1 million and $15.9 million, respectively. We expect to meet our minimum purchase commitments for the remainder of the contract term.

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

Historical Cash Flows

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Beginning cash, cash equivalents, and restricted cash	$150,381	$103,960	$46,421	44.7%
Operating activities:
Net loss	(79,184)	(72,508)	(6,676)	9.2
Stock-based compensation and other non-cash adjustments	27,033	18,361	8,672	47.2
Changes in working capital	14,949	3,886	11,063	***
Net cash used by operating activities	(37,202)	(50,261)	13,059	(26.0)

Investing activities:
Net cash (used by) provided by investing activities	(25,372)	574	(25,946)	***

Financing activities:
Net cash provided by financing activities	85,686	25,030	60,656	***

Effect of exchange rates	309	(205)	514	***
Net change	23,421	(24,862)	48,283	***
Ending cash, cash equivalents, and restricted cash	$173,802	$79,098	$94,704	***
*** Indicates a percentage that is not meaningful.

Operating Activities

Net cash used by operating activities was $37.2 million for the six months ended June 30, 2023 as compared to $50.3 million used by operating activities for the six months ended June 30, 2022. The decrease in net cash used by operating activities was primarily due to stronger collections from accounts receivable across the comparative periods. In addition, there was a decline in legal fees during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022, specifically attributable to two separate lawsuits involving an effort to enforce our intellectual property and to defend against reciprocal false advertising claim with Pegasystems.

Investing Activities

Net cash used by investing activities was $25.4 million for the six months ended June 30, 2023 as compared to $0.6 million in net cash provided by investing activities for the six months ended June 30, 2022. This change was primarily driven by a $22.2 million increase in purchases of investments, a $3.1 million increase in capital expenditures, and a $0.6 million decrease in proceeds from the sale of investments.

Financing Activities

Net cash provided by financing activities was $85.7 million for the six months ended June 30, 2023 as compared to $25.0 million of net cash provided by financing activities for the six months ended June 30, 2022. The increase in net cash provided by financing activities was primarily due to a $92.0 million increase in proceeds from borrowings during the six months ended June 30, 2023. This increase was partially offset by a $24.5 million decrease in proceeds received from the exercise of stock options, a $4.8 million increase in payments for employee tax withholdings associated with the net settlement of stock awards, and a $1.7 million increase in debt repayments.

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

Interest Rate Risk

We had total cash, cash equivalents, and restricted cash of $173.8 million as of June 30, 2023, which consisted of a money market funds, cash in readily available checking accounts, and overnight repurchase investments. These instruments, which are not dependent on interest rate fluctuations that may cause principal amounts to fluctuate, are held for reinvestment and working capital purchases.

In addition, as of June 30, 2023, we held $65.4 million of fixed income securities such as U.S. Treasuries, commercial paper, corporate bonds, and agency bonds. These securities are subject to market risk due to fluctuations in interest rates, which may affect our interest income and the fair value of our investments. We classify investments as available-for-sale, including those with stated maturities beyond twelve months. As such, no gains or losses due to changes in interest rates are recognized in our condensed consolidated statements of operations unless such securities are sold prior to maturity or due to expected credit losses. A hypothetical 100 basis point change in interest rates would not have had a material effect on the fair market value of our investment portfolio as of June 30, 2023. To date, fluctuations in interest income have also not been significant. Our investments are made for the purpose of preserving capital, fulfilling liquidity needs, and maximizing total return. We do not enter into investments for trading or speculative purposes.

As of June 30, 2023, our outstanding principal debt balance is $209.7 million, which carries interest as defined in our Credit Agreement. Refer to Note 8 of the condensed consolidated financial statements in this Quarterly Report on Form 10-Q for additional details. We assessed our exposure to changes in interest rates by analyzing sensitivity to our operating results assuming various changes in market interest rates. A hypothetical increase of one percentage point in the interest rate as of June 30, 2023 would increase our interest expense by approximately $2.1 million annually.

Inflation Risk

We are exposed to market risks related to inflation in personnel costs, third-party service providers, subcontracting costs, professional fees, and general overhead expenses. During 2022 and continuing into 2023, inflation increased to rates beyond recent history, and as a result we experienced rising costs. If these inflationary pressures continue or increase in severity, we may not be able to fully offset such higher costs through price increases and productivity initiatives. While we do not believe inflation has had a material impact on our results of operations to date, a continued high rate of inflation in the future may have an adverse effect on our ability to maintain operating costs and adversely affect our gross profit margin.

Foreign Currency Exchange Risk

Our reporting currency is the U.S. dollar. Due to our international operations, we have foreign currency risks related to revenue and operating expenses denominated in currencies other than the U.S. dollar, primarily the Australian dollar, Swiss franc, British pound, and Euro. Our international sales contracts are primarily denominated in the local currency of the customer making the purchase. In addition, a portion of operating expenses are incurred outside the United States and are denominated in foreign currencies. Increases in the relative value of the U.S. dollar to other currencies will negatively affect revenue and net operating results as expressed in U.S. dollars. Based on a sensitivity analysis, a 10% change in the foreign currency exchange rates for the six months ended June 30, 2023 would have impacted our total revenue by approximately 3% and operating loss by approximately 1%. This calculation assumes all currencies change in the same direction and proportion relative to the U.S. dollar.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. Based on the evaluation of our disclosure controls and procedures as of June 30, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

PART II—OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Refer to Note 12 – Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) for information regarding legal proceedings in which we are involved.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a.Recent Sales of Unregistered Equity Securities

Not applicable.

b.Use of Proceeds

Not applicable.

c.Issuer Purchases of Equity Securities

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased under the plan(2)
April 1 to April 30, 2023	5,532	$43.74	5,532	907,708
May 1 to May 31, 2023	7,696	$36.14	7,696	900,012
June 1 to June 30, 2023	5,384	$46.04	5,384	894,628
Total	18,612	$41.26	18,612	894,628
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

None.

Item 6. EXHIBITS

Exhibit No.	Description	Reference
3.1	Amended and Restated Certificate of Incorporation of Appian Corporation.
Previously filed as Exhibit 3.2 to Amendment No.3 to the Company’s Registration Statement on Form S-1 (File No. 333-217510), filed with the Securities and Exchange Commission on May 12, 2017, and incorporated herein by reference.

3.2	Amended and Restated Bylaws of Appian Corporation.
Previously filed as Exhibit 3.4 to Amendment No.2 to the Company’s Registration Statement on Form S-1 (File No. 333-217510), filed with the Securities and Exchange Commission on May 10, 2017, and incorporated herein by reference.

4.1	Form of Class A common stock certificate of Appian Corporation.
Previously filed as Exhibit 4.1 to Amendment No.3 to the Registrant’s Registration Statement on Form S-1 (File No.333-217510), filed with the Securities and Exchange Commission on May 12, 2017, and incorporated herein by reference.

10.1	Third Amendment to Credit Agreement, dated as of June 13, 2023, by and among Appian Corporation, MUFG Bank, Ltd., Wells Fargo Bank, National Association, Comerica Bank, Customers Bank, and Silicon Valley Bank, a division of First-Citizens Bank & Trust Company (successor by purchase to the Federal Deposit Insurance Corporation as receiver for Silicon Valley Bridge Bank, N.A. (as successor to Silicon Valley Bank)).	Filed herewith.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Attached.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Attached.

32.1*	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Attached.

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.	Attached.

101.SCH	XBRL Taxonomy Extension Schema Document	Attached.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Attached.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Attached.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Attached.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Attached.

104	Cover page formatted as Inline XBRL and contained in Exhibit 101	Attached.
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

APPIAN CORPORATION

August 3, 2023	By:	/s/ Matthew Calkins	/s/ Mark Matheos
		Name: Matthew Calkins	Name: Mark Matheos
		Title: Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	Title: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)