Form 10-Q
period 2023-09-30
APPIAN CORP
filed 2023-11-02
CIK 1441683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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

As of October 30, 2023, there were 41,730,705 shares of the registrant’s Class A common stock and 31,497,396 shares of the registrant’s Class B common stock, each with a par value of $0.0001 per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

APPIAN CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and share data)

	As of
	September 30, 2023	December 31, 2022
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$130,761	$148,132
Short-term investments and marketable securities	38,726	47,863
Accounts receivable, net of allowance of $2,268 and $2,125, respectively	133,548	165,964
Deferred commissions, current	31,107	30,196
Prepaid expenses and other current assets	51,230	28,093
Restricted cash, current	—	2,249
Total current assets	385,372	422,497
Property and equipment, net of accumulated depreciation of $22,972 and $18,864, respectively	42,444	41,855
Goodwill	25,991	26,349
Intangible assets, net of accumulated amortization of $3,618 and $2,715, respectively	4,092	5,251
Right-of-use assets for operating leases	40,501	37,248
Deferred commissions, net of current portion	54,932	55,788
Deferred tax assets	2,688	1,940
Other assets	41,018	3,286
Total assets	$597,038	$594,214
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$5,956	$7,997
Accrued expenses	11,275	12,227
Accrued compensation and related benefits	33,866	40,718
Deferred revenue	194,602	194,768
Debt	65,431	2,740
Operating lease liabilities	11,003	8,681
Other current liabilities	1,119	3,121
Total current liabilities	323,252	270,252
Long-term debt	142,016	115,379
Non-current operating lease liabilities	60,339	57,225
Deferred revenue	3,243	5,556
Deferred tax liabilities	87	102
Total liabilities	528,937	448,514
Stockholders’ equity
Class A common stock—par value $0.0001; 500,000,000 shares authorized and 41,726,634 shares issued and outstanding as of September 30, 2023; 500,000,000 shares authorized and 41,320,091 shares issued and outstanding as of December 31, 2022	4	4
Class B common stock—par value $0.0001; 100,000,000 shares authorized and 31,497,396 shares issued and outstanding as of September 30, 2023; 100,000,000 shares authorized and 31,497,796 shares issued and outstanding as of December 31, 2022	3	3
Additional paid-in capital	588,029	561,390
Accumulated other comprehensive loss	(10,049)	(7,246)
Accumulated deficit	(509,886)	(408,451)
Total stockholders’ equity	68,101	145,700
Total liabilities and stockholders’ equity	$597,038	$594,214

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPIAN CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue
Subscriptions	$103,803	$86,520	$296,554	$246,908
Professional services	33,291	31,356	103,490	95,297
Total revenue	137,094	117,876	400,044	342,205
Cost of revenue
Subscriptions	11,265	9,313	32,492	26,065
Professional services	24,804	24,447	76,515	72,011
Total cost of revenue	36,069	33,760	109,007	98,076
Gross profit	101,025	84,116	291,037	244,129
Operating expenses
Sales and marketing	55,667	54,912	181,338	157,104
Research and development	37,135	37,623	118,502	101,401
General and administrative	23,440	29,357	82,342	90,014
Total operating expenses	116,242	121,892	382,182	348,519
Operating loss	(15,217)	(37,776)	(91,145)	(104,390)
Other non-operating expense
Other expense (income), net	1,939	5,876	(4,637)	12,815
Interest expense	4,917	89	12,790	222
Total other non-operating expense	6,856	5,965	8,153	13,037
Loss before income taxes	(22,073)	(43,741)	(99,298)	(117,427)
Income tax expense (benefit)	178	255	2,137	(924)
Net loss	$(22,251)	$(43,996)	$(101,435)	$(116,503)
Net loss per share:
Basic and diluted	$(0.30)	$(0.61)	$(1.39)	$(1.61)
Weighted average common shares outstanding:
Basic and diluted	73,178	72,503	73,032	72,372

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPIAN CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(22,251)	$(43,996)	$(101,435)	$(116,503)
Comprehensive loss, net of income taxes
Foreign currency translation adjustments	1,060	308	(2,813)	3,032
Unrealized gains (losses) on available-for-sale securities	9	59	10	(135)
Total other comprehensive loss, net of income taxes	$(21,182)	$(43,629)	$(104,238)	$(113,606)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPIAN CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(unaudited, in thousands, except share data)

			Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Common Stock
	Shares	Amount
Balance, December 31, 2022	72,817,887	$7	$561,390	$(7,246)	$(408,451)	$145,700
Net loss	—	—	—	—	(36,829)	(36,829)
Issuance of common stock to directors	6,713	—	—	—	—	—
Vesting of restricted stock units	111,296	—	(2,959)	—	—	(2,959)
Exercise of stock options	19,483	—	131	—	—	131
Stock-based compensation expense	—	—	11,056	—	—	11,056
Other comprehensive loss	—	—	—	(700)	—	(700)
Balance, March 31, 2023	72,955,379	7	569,618	(7,946)	(445,280)	116,399
Net loss	—	—	—	—	(42,355)	(42,355)
Issuance of common stock to directors	4,928	—	—	—	—	—
Vesting of restricted stock units	99,836	—	(1,816)	—	—	(1,816)
Exercise of stock options	53,190	—	428	—	—	428
Stock-based compensation expense	—	—	11,148	—	—	11,148
Other comprehensive loss	—	—	—	(3,172)	—	(3,172)
Balance, June 30, 2023	73,113,333	7	579,378	(11,118)	(487,635)	80,632
Net loss	—	—	—	—	(22,251)	(22,251)
Issuance of common stock to directors	3,936	—	—	—	—	—
Vesting of restricted stock units	92,722	—	(2,465)	—	—	(2,465)
Exercise of stock options	14,039	—	105	—	—	105
Stock-based compensation expense	—	—	11,011	—	—	11,011
Other comprehensive income	—	—	—	1,069	—	1,069
Balance, September 30, 2023	73,224,030	$7	$588,029	$(10,049)	$(509,886)	$68,101

			Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Common Stock
	Shares	Amount
Balance, December 31, 2021	71,462,094	$7	$497,128	$(5,687)	$(257,531)	$233,917
Net loss	—	—	—	—	(23,154)	(23,154)
Issuance of common stock to directors	2,395	—	—	—	—	—
Vesting of restricted stock units	47,038	—	—	—	—	—
Exercise of stock options	815,833	—	24,404	—	—	24,404
Stock-based compensation expense	—	—	6,943	—	—	6,943
Other comprehensive income	—	—	—	646	—	646
Balance, March 31, 2022	72,327,360	7	528,475	(5,041)	(280,685)	242,756
Net loss	—	—	—	—	(49,354)	(49,354)
Issuance of common stock to directors	2,565	—	—	—	—	—
Vesting of restricted stock units	52,634	—	—	—	—	—
Exercise of stock options	61,955	—	626	—	—	626
Stock-based compensation expense	—	—	9,148	—	—	9,148
Other comprehensive income	—	—	—	1,884	—	1,884
Balance, June 30, 2022	72,444,514	7	538,249	(3,157)	(330,039)	205,060
Net loss	—	—	—	—	(43,996)	(43,996)
Issuance of common stock to directors	4,613	—	—	—	—	—
Vesting of restricted stock units	67,164	—	—	—	—	—
Exercise of stock options	24,604	—	175	—	—	175
Stock-based compensation expense	—	—	11,336	—	—	11,336
Other comprehensive income	—	—	—	367	—	367
Balance, September 30, 2022	72,540,895	$7	$549,760	$(2,790)	$(374,035)	$172,942

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPIAN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net loss	$(101,435)	$(116,503)
Adjustments to reconcile net loss to net cash used by operating activities
Stock-based compensation	33,215	27,427
Depreciation expense and amortization of intangible assets	7,046	5,332
Bad debt expense	690	561
Amortization of debt issuance costs	342	—
Deferred income taxes	(808)	(1,549)
Changes in assets and liabilities
Accounts receivable	30,665	(9,114)
Prepaid expenses and other assets	(61,555)	(6,723)
Deferred commissions	(56)	(5,715)
Accounts payable and accrued expenses	(657)	(3,654)
Accrued compensation and related benefits	(6,671)	1,634
Other current and non-current liabilities	(2,026)	(383)
Deferred revenue	(3,186)	15,414
Operating lease assets and liabilities	2,238	(685)
Net cash used by operating activities	(102,198)	(93,958)
Cash flows from investing activities
Purchases of investments	(53,443)	(31,214)
Proceeds from investments	62,590	57,417
Purchases of property and equipment	(8,278)	(5,861)
Net cash provided by investing activities	869	20,342
Cash flows from financing activities
Proceeds from borrowings	92,000	—
Debt repayments	(2,625)	—
Payments for debt issuance costs	(411)	—
Payments for employee taxes related to the net share settlement of equity awards	(7,240)	—
Proceeds from exercise of common stock options	664	25,205
Net cash provided by financing activities	82,388	25,205
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	(679)	(1,694)
Net decrease in cash, cash equivalents, and restricted cash	(19,620)	(50,105)
Cash, cash equivalents, and restricted cash at beginning of period	150,381	103,960
Cash, cash equivalents, and restricted cash at end of period	$130,761	$53,855

Supplemental disclosure of cash flow information
Cash paid for interest	$11,960	$243
Cash paid for income taxes	$2,944	$749
Supplemental disclosure of non-cash investing and financing activities
Accrued capital expenditures	$27	$317

The accompanying notes are an integral part of these unaudited consolidated financial statements.

APPIAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Organization and Description of Business

Appian Corporation (together with its subsidiaries, “Appian,” the “Company,” “we,” or “our”) is a software company that automates business processes. The Appian AI Process Platform includes everything you need to design, automate, and optimize even the most complex processes, from start to finish. The world's most innovative organizations trust Appian to improve their workflows, unify data, and optimize operations—resulting in better growth and superior customer experiences.

We are headquartered in McLean, Virginia and operate both in the U.S. and internationally, including Australia, Canada, France, Germany, India, Italy, Japan, Mexico, the Netherlands, Portugal, Singapore, Spain, Sweden, Switzerland, and the United Kingdom.

2. Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and footnotes have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) for interim financial reporting. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, changes in stockholders’ equity, and cash flows. The results of operations for the current period are not necessarily indicative of the results for the full year or the results for any future periods. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission (the “SEC”) on February 16, 2023.

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

Significant estimates embedded in the condensed consolidated financial statements include, but are not limited to, revenue recognition, income taxes and the related valuation allowance established against deferred tax assets, the amortization of deferred commissions, the amortization period of the cost to obtain the judgment preservation insurance (see Note 12), and stock-based compensation.

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

Concentration of Credit and Customer Risk

Our financial instruments exposed to concentration of credit and customer risk consist primarily of cash, cash equivalents, accounts receivable, and our short- and long-term investments. Deposits held with banks may exceed the amount of insurance provided on such deposits; however, we believe the financial institutions holding our cash deposits are financially sound and, accordingly, minimal credit risk exists with respect to these balances.

With regard to our customers, credit evaluation and account monitoring procedures are used to minimize the risk of loss. Revenue generated from government agencies represented 21.1% and 20.6% of our revenue for the three and nine months ended September 30, 2023, respectively, of which the top three U.S. federal government agencies generated 4.6% and 4.3% of our revenue for the three and nine months ended September 30, 2023, respectively. Additionally, 35.3% and 35.6% of our revenue during the three and nine months ended September 30, 2023, respectively, was generated from international customers. Revenue generated from government agencies represented 21.2% and 19.2% of our revenue for the three and nine months ended September 30, 2022, respectively, of which the top three U.S. federal government agencies generated 5.5% and 4.8% of our revenue for the three and nine months ended September 30, 2022, respectively. Additionally, 31.3% and 33.2% of our revenue during the three and nine months ended September 30, 2022, respectively, was generated from international customers. No single end-customer accounted for more than 10% of our total revenue in the three and nine months ended September 30, 2023 or 2022.

Cash, Cash Equivalents, and Restricted Cash

We consider all highly liquid investments with an original or remaining maturity of three months or less at the date of purchase, as well as overnight repurchase agreements, to be cash equivalents. Restricted cash consists of cash designated to settle an escrow liability stemming from a holdback agreement enacted pursuant to our acquisition of Lana Labs GmbH. We paid 25% of the balance on September 28, 2022 and the remaining 75% of the balance on August 11, 2023.

The following table presents a reconciliation of cash, cash equivalents, and restricted cash as presented in the consolidated statements of cash flows (in thousands):

	As of
	September 30, 2023	December 31, 2022	September 30, 2022	December 31, 2021
Cash and cash equivalents	$130,761	$148,132	$51,802	$100,796
Restricted cash, current	—	2,249	2,053	791
Restricted cash, net of current portion	—	—	—	2,373
Total cash, cash equivalents, and restricted cash	$130,761	$150,381	$53,855	$103,960

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at realizable value, net of an allowance for doubtful accounts. The allowance for doubtful accounts is based on our assessment of the collectability of accounts and incorporates an estimation of expected lifetime credit losses on our receivables. We regularly review the composition of the accounts receivable aging, historical bad debts, changes in payment patterns, customer creditworthiness, and current economic trends. If the financial condition of our customers were to deteriorate, resulting in their inability to make required payments, additional provisions for doubtful accounts would be required and would increase bad debt expense. The allowance for doubtful accounts totaled $2.3 million and $2.1 million as of September 30, 2023 and December 31, 2022, respectively.

Deferred Commissions

We capitalize costs of obtaining a contract with a customer, which consists of sales commissions paid to our sales team, that are incremental costs to obtaining customer contracts. These costs are recorded as deferred commissions in the consolidated balance sheets. Costs to obtain a contract for a new customer or upsell an existing customer are amortized over an estimated economic life of five years as sales commissions on initial sales are not commensurate with sales commissions on contract renewals. Commissions paid relating to contract renewals are deferred and amortized over the related renewal period. We determine the estimated economic life based on both qualitative and quantitative factors such as expected renewals, product life cycles, contractual terms, and customer attrition. We periodically review the carrying amount of deferred contract acquisition costs to determine whether events or changes in circumstances have occurred that could impact the estimated economic life. We also capitalize the incremental payroll taxes associated with commission expenses paid to our direct sales team. Costs to obtain a contract for professional services arrangements are expensed as incurred as the contractual period of our professional services arrangements are one year or less.

Amortization associated with deferred commissions is recorded to sales and marketing expense in our consolidated statements of operations. Total commission expense was $11.3 million and $33.5 million for the three and nine months ended September 30, 2023, respectively. Total commission expense was $9.5 million and $26.5 million for the three and nine months ended September 30, 2022, respectively.

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

Severance Costs

During the first and second quarter of 2023, we incurred severance costs related to involuntary reductions in our workforce designed to right-size our employee base and improve operations. No such similar actions occurred during the three months ended September 30, 2023. Severance costs in the first and second quarter totaled $6.3 million. The majority of the costs incurred will be paid to the impacted employees by December 31, 2023.

Recent Accounting Pronouncements
Adopted

We did not adopt any new accounting guidance in 2023 that had a material impact on our condensed consolidated financial statements or disclosures.

Not Yet Adopted

There is no pending accounting guidance that we expect to have a material impact on our condensed consolidated financial statements or disclosures.

3. Revenue

Revenue Recognition

The following table summarizes revenue recorded during the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cloud subscriptions	$77,247	$60,621	$221,381	$171,083
Term license subscriptions	20,026	19,773	56,176	58,543
Maintenance and support	6,530	6,126	18,997	17,282
Total subscriptions	103,803	86,520	296,554	246,908
Professional services	33,291	31,356	103,490	95,297
Total revenue	$137,094	$117,876	$400,044	$342,205

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

Significant Judgments and Estimates

Determining the Transaction Price

The transaction price is the total amount of consideration we expect to receive in exchange for the service offerings in a contract and may include both fixed and variable components. Variable consideration is included in the transaction price to the extent it is probable a significant reversal will not occur. The amount of variable consideration excluded from the transaction price for the three and nine months ended September 30, 2023 and 2022 was insignificant. Our estimates of variable consideration are also subject to subsequent true-up adjustments and may result in changes to transaction prices; however, such true-up adjustments are not expected to be material.

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

Contract Balances

Timing may differ between the satisfaction of performance obligations and the invoicing and collection of amounts related to our contracts with customers. Contract assets primarily relate to unbilled amounts for contracts with customers for which the amount of revenue recognized exceeds the amount billed to the customer. Contract assets are transferred to accounts receivable when the right to invoice becomes unconditional. As of September 30,

2023 and December 31, 2022, contract assets of $12.1 million and $14.3 million, respectively, are included in the Prepaid expenses and other current assets and Other assets line items in our consolidated balance sheets.

Contract liabilities consist of deferred revenue and include payments received in advance of the satisfaction of performance obligations. Deferred revenue is then recognized as the revenue recognition criteria are met. Deferred revenue that will be recognized during the succeeding 12-month period is recorded as current, and the remaining deferred revenue is recorded as non-current. For the nine months ended September 30, 2023, we recognized $177.9 million of revenue that was included in the deferred revenue balance as of December 31, 2022.

Transaction Price Allocated to the Remaining Performance Obligations

As of September 30, 2023, we had an aggregate transaction price of $391.9 million allocated to unsatisfied performance obligations. We expect to recognize $262.4 million of this balance as revenue over the next 12 months with the remaining amount recognized thereafter.

4. Leases

As of September 30, 2023, our lease portfolio consists entirely of operating leases, most of which are for corporate offices. Our operating leases have remaining lease terms with various expiration dates through 2031, and some leases include options to extend the term for up to an additional 10 years.

Lease Costs

Expense for operating leases is recognized on a straight-line basis over the lease term as an operating expense. We have lease agreements which require payments for lease and non-lease components (i.e., common area maintenance) that are accounted for as a single lease component. Variable lease payment amounts that cannot be determined at the commencement of the lease such as maintenance costs, utilities, and service charges, are not included in right-of-use (“ROU”) assets or lease liabilities but rather are expensed as incurred and recorded as variable lease expense. We often receive customary incentives from our landlords such as tenant improvement allowances (“TIAs”) and rent abatement periods, which effectively reduce total lease payments owed for the leases.

The following table sets forth the components of lease expense for the three and nine months ended September 30, 2023 and 2022 (in thousands, exclusive of sublease income):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating lease cost	$2,359	$1,708	$6,650	$4,968
Short-term lease cost	350	170	1,138	334
Variable lease cost	1,311	952	3,296	2,878
Total	$4,020	$2,830	$11,084	$8,180

Sublease income totaled $0.3 million and $1.0 million for the three and nine months ended September 30, 2023, respectively.

Supplemental Lease Information

Supplemental balance sheet information related to operating leases as of September 30, 2023 and December 31, 2022 is presented in the following table (in thousands, except for lease term and discount rate):

	September 30, 2023	December 31, 2022
Right-of-use assets for operating leases	$40,501	$37,248

Operating lease liabilities, current	$11,003	$8,681
Operating lease liabilities, net of current portion	60,339	57,225
Total operating lease liabilities	$71,342	$65,906

Weighted average remaining lease term (in years)	7.7	8.4

Weighted average discount rate	9.4%	9.4%

Supplemental cash flow and expense information related to operating leases for the three and nine months ended September 30, 2023 and 2022 is shown below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating cash outflows for operating leases	$2,223	$2,099	$6,374	$6,258

Amortization of operating lease right-of-use assets	693	364	1,936	995
Interest expense on operating lease liabilities	1,667	1,332	4,714	3,957

For the three and nine months ended September 30, 2023, TIA reimbursements totaled $1.0 million and $2.6 million, respectively. There were no TIA reimbursements for the three months ended September 30, 2022, while TIA reimbursements totaled $2.0 million for the nine months ended September 30, 2022.

A summary of our future minimum lease commitments under non-cancellable operating leases as of September 30, 2023 is shown below (in thousands):

Operating Leases
2023 (excluding the nine months ended September 30, 2023)	$3,223
2024	13,269
2025	12,924
2026	13,245
2027	13,501
Thereafter	47,285
Total lease payments	103,447
Less: imputed interest	(32,105)
Total	$71,342

5. Goodwill and Intangible Assets

The following table details the changes in goodwill during the nine months ended September 30, 2023 and fiscal year ended December 31, 2022 (in thousands):

Carrying Amount
Balance as of December 31, 2021	$27,795
Foreign currency translation adjustments	(1,446)
Balance as of December 31, 2022	26,349
Foreign currency translation adjustments	(358)
Balance as of September 30, 2023	$25,991

Intangible assets, net consisted of the following as of September 30, 2023 and December 31, 2022 (in thousands):

	As of
	September 30, 2023	December 31, 2022
Developed technology	$6,799	$6,893
Customer relationships - Process mining and RPA	911	1,073
Intangible assets, gross	7,710	7,966
Less: accumulated amortization	(3,618)	(2,715)
Intangible assets, net	$4,092	$5,251

Intangible amortization expense was $0.4 million and $1.1 million for the three and nine months ended September 30, 2023, respectively. Intangible amortization expense was $0.4 million and $1.1 million for the three and nine months ended September 30, 2022, respectively. As of September 30, 2023, the weighted average remaining amortization periods for developed technology, process mining customer relationships, and RPA customer relationships were approximately 2.7 years, 7.9 years, and 6.3 years, respectively.

The following table shows the projected annual amortization expense related to amortizable intangible assets as of September 30, 2023 (in thousands):

Projected Amortization
2023 (excluding the nine months ended September 30, 2023)	$363
2024	1,451
2025	1,154
2026	743
2027	91
Thereafter	290
Total projected amortization expense	$4,092

6. Property and Equipment, net

Property and equipment, net consisted of the following as of September 30, 2023 and December 31, 2022 (in thousands):

	As of
	September 30, 2023	December 31, 2022
Leasehold improvements	$51,190	$45,959
Office furniture and fixtures	3,804	3,476
Computer hardware	9,410	9,689
Computer software	820	1,353
Equipment	192	242
Property and equipment, gross	65,416	60,719
Less: accumulated depreciation	(22,972)	(18,864)
Property and equipment, net	$42,444	$41,855

Depreciation expense totaled $2.0 million and $5.9 million for the three and nine months ended September 30, 2023, respectively. Depreciation expense totaled $1.4 million and $4.2 million for the three and nine months ended September 30, 2022, respectively. We had no disposals or retirements during the three months ended September 30, 2023 and disposed of $1.4 million worth of fully depreciated property and equipment during the nine months ended September 30, 2023. There were no disposals or retirements during the three and nine months ended September 30, 2022.

7. Accrued Expenses

Accrued expenses consisted of the following as of September 30, 2023 and December 31, 2022 (in thousands):

	As of
	September 30, 2023	December 31, 2022
Hosting costs	$3,344	$2,802
Legal costs	246	475
Marketing and tradeshow expenses	1,133	1,000
Third party license fees	957	1,223
Contract labor costs	953	1,465
Reimbursable employee expenses	848	1,004
Audit and tax expenses	949	911
Capital expenditures	27	744
Other accrued expenses	2,818	2,603
Total	$11,275	$12,227

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

In addition, the Credit Agreement contains other customary representations, warranties, and covenants, including covenants by us limiting additional indebtedness, guaranties, liens, fundamental changes, mergers and consolidations, dispositions of assets, investments, paying dividends on capital stock or redeeming, repurchasing, or retiring capital stock, prepaying certain junior indebtedness and preferred stock, certain corporate changes, and transactions with affiliates. The Credit Agreement also provides for customary events of default, including but not limited to, non-payment, breaches or defaults in the performance of covenants, insolvency, bankruptcy, and the occurrence of a material adverse effect on us.

The following table summarizes outstanding debt balances (in thousands):

	As of
	September 30, 2023	December 31, 2022
Borrowings under revolving credit facility expiring November 3, 2027	$62,000	$—
Secured term loan facility	146,750	119,375
Less: Debt issuance costs	(1,303)	(1,256)
Total debt, net of debt issuance costs	$207,447	$118,119

Debt, current	$65,431	$2,740
Long-term debt	142,016	115,379
Total debt	$207,447	$118,119

We were in compliance with all covenants contained in the Credit Agreement. We believe, based on our current financial forecasts and trends, that we will remain compliant with all covenants for the foreseeable future. As of September 30, 2023, we had $62.0 million outstanding under our $75.0 million revolving credit facility, and we had outstanding letters of credit totaling $11.9 million in connection with securing our leased office space.

9. Income Taxes

The provision for income taxes is based upon the estimated annual effective tax rates for the year applied to the current period income before tax plus the tax effect of any significant or unusual items, discrete events, or changes in tax law. Our operating subsidiaries are exposed to statutory effective tax rates ranging from zero to approximately 35%. Fluctuations in the distribution of pre-tax income among our operating subsidiaries can lead to fluctuations of the effective tax rate in the condensed consolidated financial statements. For the three and nine months ended September 30, 2023, the actual effective tax rates were (0.8)% and (2.2)%, respectively. For the three and nine months ended September 30, 2022, the actual effective tax rates were (0.6)% and 0.8%, respectively. The tax benefit recognized in the nine months ended September 30, 2022 was primarily driven by a discrete benefit of $1.1 million related to the release of a valuation allowance for Lana Labs GmbH as a result of post-acquisition tax planning and the merger of our German subsidiaries.

As of September 30, 2023, our net unrecognized tax benefits totaled $4.5 million, which if recognized would result in no net effect on the effective tax rate due to a valuation allowance. The amount of reasonably possible unrecognized tax benefits that could decrease over the next 12 months due to the expiration of certain statutes of limitations or settlements of tax audits is not material to our condensed consolidated financial statements.

We file income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions. Due to our net operating loss carryforwards, the tax years 2016 through 2022 remain open to examination by the major taxing jurisdictions to which we are subject. There are no open examinations that would have a meaningful impact on our condensed consolidated financial statements.

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

For awards with market-based conditions, compensation expense is measured using a Monte Carlo simulation and expense is recognized using the accelerated attribution method over the derived service period based on the expected market performance as of the grant date. We account for forfeitures of our stock-based awards as they occur rather than estimating expected forfeitures. As of September 30, 2023, the total compensation cost related to unvested stock options not yet recognized, which relates exclusively to the 2022 CEO option grant, was $12.2 million and will be recognized over a weighted average period of 2.4 years. Total unrecognized compensation cost related to unvested RSUs was approximately $45.9 million, which will be recognized over a weighted average period of 1.4 years.

The following table summarizes the components of our stock-based compensation expense for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of revenue
Subscriptions	$211	$284	$713	$712
Professional services	1,535	1,401	4,598	3,788
Operating expenses
Sales and marketing	3,245	2,667	8,462	6,721
Research and development	2,930	3,454	9,466	8,831
General and administrative	3,090	3,530	9,976	7,375
Total stock-based compensation expense	$11,011	$11,336	$33,215	$27,427

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

The following outstanding securities, prior to the use of the treasury stock method, have been excluded from the computation of diluted weighted-average shares outstanding for the respective periods below:

	Three and Nine Months Ended September 30,
	2023	2022
Stock options	2,611,247	2,733,884
Non-vested restricted stock units	1,133,039	1,419,174

12. Commitments, Contingencies, and Other Matters

Minimum Purchase Commitments

We have a non-cancellable cloud hosting arrangement with Amazon Web Services (“AWS”) that contains provisions for minimum purchase commitments. Specifically, purchase commitments under the agreement total $131.0 million over five years. The agreement, which started July 2021 and is now in its third year as of September 30, 2023, contains minimum spending requirements of $25.0 million in the second year and $28.0 million in each of the third, fourth, and fifth years. Spending under this agreement for the three and nine months ended September 30, 2023 totaled $9.3 million and $27.8 million, respectively. Spending under this agreement for the three and nine months ended September 30, 2022 totaled $9.0 million and $24.8 million, respectively. The timing of payments under the agreement may vary. However, we expect to meet our minimum purchase commitments for the remainder of the contract term.

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

Defendant Youyong Zou has satisfied the judgment of $5,000 (plus interest) against him in lieu of appealing that judgment. On September 15, 2022, Pegasystems filed a notice of appeal, and on February 6, 2023, Pegasystems filed its opening brief with the Court of Appeals of Virginia. On March 29, 2023, we filed our response brief. Pegasystems filed a reply brief on May 3, 2023. The timeline of the case is solely within the control of the Court of Appeals until it rules. Pegasystems is not required to pay us the judgment, attorney’s fees, or post-judgment interest until all appeals are exhausted. We cannot predict the outcome of any appeals or the exact time it will take to resolve them. Consistent with other judgments, there is no guarantee we will be able to collect all or any portion of the judgment. Consequently, we will not record the award in our consolidated financial statements until all contingencies are resolved and we collect on the judgment.

Judgment Preservation Insurance

On September 1, 2023, we entered into a Judgment Preservation Insurance (“JPI”) policy in connection with our $2.036 billion judgment against Pegasystems. The total cost of the policy was $57.3 million comprised of the premium, a one-time broker fee, and Virginia lines tax, and provides up to $500.0 million of coverage.

Total cost of the policy was capitalized and will be amortized on a straight-line basis over the estimated length of the appeals process. As of September 30, 2023, we estimate the length of the appeals process solely for amortization purposes to be approximately three years. Amortization expense associated with judgment preservation insurance premium is recorded to general and administrative expenses in our consolidated statements of operations. Judgment preservation insurance amortization expense was $1.5 million for the three and nine months ended September 30, 2023. As of September 30, 2023, $18.1 million is classified as ‘Prepaid expenses and other current assets’ and $37.7 million is classified as 'Other assets’ on our consolidated balance sheet.

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

The following table summarizes revenue by geography for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Domestic	$88,743	$81,004	$257,442	$228,610
International	48,351	36,872	142,602	113,595
Total	$137,094	$117,876	$400,044	$342,205

With respect to geographic information, revenue is attributed to respective geographies based on the contracting address of the customer. Substantially all of our long-lived assets were held in the United States as of September 30, 2023 and December 31, 2022.

14. Investments and Fair Value Measurements

Fair Value Measurements

U.S. GAAP establishes a three-tier fair value hierarchy to classify and disclose all assets and liabilities measured at fair value on a recurring basis, as well as assets and liabilities measured at fair value on a non-recurring basis, in periods subsequent to their initial measurement. The hierarchy requires us to use observable inputs when available and to minimize the use of unobservable inputs when determining fair value. The three tiers are defined as follows:

•Level 1 - Observable inputs based on unadjusted quoted prices in active markets for identical assets or liabilities;

•Level 2 - Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

•Level 3 - Unobservable inputs for which there is little or no market data and which require us to develop our own estimates and assumptions reflecting those that a market participant would use.

The asset or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques maximize the use of relevant observable inputs and minimize the use of unobservable inputs. There were no instruments measured at fair value on a recurring basis using significant unobservable inputs as of September 30, 2023 and December 31, 2022.

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

The carrying amounts of our cash, cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued expenses approximate fair value as of September 30, 2023 and December 31, 2022 because of the relatively short duration of these instruments. Additionally, the carrying value of our debt associated with the term loan facility approximates fair value because the interest rates are variable and reset on relatively short durations to the then market rates.

Investments

Our investment portfolio consists largely of debt investments classified as available-for-sale. Changes in the fair value of available-for-sale securities, excluding other-than-temporary impairments, are recorded in Other comprehensive income (loss). The components of our investments as of September 30, 2023 are as follows (in thousands):

	As of September 30, 2023
	Fair Value Measurement				Balance Sheet Classification
	Fair Value Level	Cost Basis	Unrealized Gains (Losses)	Market Value	Cash and Cash Equivalents	Short-term Investments and Marketable Securities
Money market fund	Level 1	$21,034	$—	$21,034	$21,034	$—
U.S. Treasury bonds	Level 1	17,002	(10)	16,992	—	16,992
Commercial paper	Level 2	12,042	—	12,042	—	12,042
Agency bonds	Level 2	9,694	(2)	9,692	—	9,692
Total investments		$59,772	$(12)	$59,760	$21,034	$38,726

At December 31, 2022, our investments consisted of the following (in thousands):

	As of December 31, 2022
	Fair Value Measurement				Balance Sheet Classification
	Fair Value Level	Cost Basis	Unrealized Gains (Losses)	Market Value	Cash and Cash Equivalents	Short-term Investments and Marketable Securities
Money market fund	Level 1	$39,469	$—	$39,469	$39,469	$—
U.S. Treasury bonds	Level 1	9,396	(13)	9,383	—	9,383
Commercial paper	Level 2	26,704	—	26,704	—	26,704
Corporate bonds	Level 2	9,353	(12)	9,341	—	9,341
Agency bonds	Level 2	2,432	3	2,435	—	2,435
Total investments		$87,354	$(22)	$87,332	$39,469	$47,863

There were no Level 3 assets held at any point during the three and nine months ended September 30, 2023 and 2022. Additionally, there were no transfers between Levels 1 and 2 during the nine months ended September 30, 2023 and 2022. Interest income on our investments totaled $2.4 million and $7.1 million for the three and nine months ended September 30, 2023, respectively. Interest income on our investments totaled $0.2 million and $0.5 million for the three and nine months ended September 30, 2022, respectively.

The amortized cost basis and fair value of debt securities as of September 30, 2023, by contractual maturity, are as follows (in thousands):

	As of September 30, 2023
	Cost Basis	Fair Value
Due in one year or less	$59,772	$59,760
Total investments	$59,772	$59,760

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

Overview

Appian is a software company that automates business processes. The Appian AI Process Platform includes everything you need to design, automate, and optimize even the most complex processes, from start to finish. The world's most innovative organizations trust Appian to improve their workflows, unify data, and optimize operations—resulting in better growth and superior customer experiences.

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

We have invested in our Customer Success organization to help ensure customers are able to build and deploy applications on our platform. We have several strategic partnerships, including with KPMG, Accenture, PwC, EY, Infosys, Wipro, and Deloitte, which allow them to refer customers to us in order to purchase subscriptions. Our partners then provide professional services directly to the customers using our platform. We intend to continue our focus on adding new customers with our strategic partners. In addition, over time we expect our professional services revenue as a percentage of total revenue to decline as we increasingly rely on strategic partners to help our customers deploy our software. We believe our investment in professional services, including strategic partners building their practices around Appian, will drive increased adoption of our platform.

Our customers primarily include financial services, government, life sciences, insurance, manufacturing, energy, healthcare, telecommunications, and transportation organizations. Generally, our sales team targets its efforts to organizations with over 2,000 employees and $2 billion in annual revenue. Revenue from government agencies represented 21.1% and 20.6% of our total revenue for the three and nine months ended September 30, 2023, respectively, as compared to 21.2% and 19.2% of our total revenue for the three and nine months ended September 30, 2022, respectively. No single end-customer accounted for more than 10% of our total revenue in the three and nine months ended September 30, 2023 or 2022.

We offer our platform globally. Our platform supports multiple languages to facilitate collaboration and address challenges in multinational organizations. In the three and nine months ended September 30, 2023, 35.3% and 35.6%, respectively, of our total revenue was generated from customers outside of the United States as compared to 31.3% and 33.2% in the three and nine months ended September 30, 2022, respectively. As of September 30, 2023, we operated in 16 countries. We believe we have a significant opportunity to continue to grow our international footprint, and we are investing in new geographies, including through investment in direct and indirect sales channels, professional services, and customer support and implementation partners.

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

Key Factors Affecting Our Performance

The following are several key factors that affect our performance:

•Market Adoption of Our Platform - Our ability to grow our customer base and drive market adoption of our platform is affected by the pace at which organizations digitally transform. We expect our revenue growth will be primarily driven by the pace of adoption and penetration of our platform. We offer a leading custom software platform and intend to continue to invest to expand our customer base. The degree to which prospective customers recognize the need for our platform, and subsequently allocate budget dollars to purchase our software, will drive our ability to acquire new customers and increase sales to existing customers, which, in turn, will affect our future financial performance.

•Growth of Our Customer Base - We believe we have a substantial opportunity to grow our customer base. We define a customer as an entity with an active subscription or maintenance and support contract or a legacy perpetual license as of the specified measurement date. Furthermore, we define a new customer as an entity that has entered into its first active subscription or maintenance and support contract within one calendar year of the specified measurement date while existing customers are defined as entities that have maintained an active subscription or maintenance and support contract for at least one calendar year from the specified measurement date. Legacy customers from entities acquired in business combinations are not counted as new customers until they enter into a new active subscription or maintenance and support contract with us subsequent to the completion of the business combination. Additionally, to the extent we contract with one or more entities under common control, we count those entities as separate customers.

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

•Further Penetration of Existing Customers - Our sales team seeks to generate additional revenue from existing customers by adding new users to our platform. Many of our customers begin by building a single application and then grow to build dozens of applications on our platform. Generally, the development of new applications on our platform results in the expansion of our user base within an organization and a corresponding increase in revenue. As a result of this “land and expand” strategy, we have generated significant additional revenue from our customer base. Our ability to increase sales to existing customers will depend on a number of factors, including the size of our sales and professional services teams, customers’ level of satisfaction with our platform and professional services, pricing, economic conditions, and our customers’ overall spending levels. We have also re-focused some of our professional services personnel to become customer success managers. Their role is to ensure customers realize value from our platform and to support strategic partners and the “land and expand” strategy versus delivering billable hours.

•Mix of Subscriptions and Professional Services Revenue - We believe our professional services have driven customer success and facilitated the adoption of our platform by customers. During the initial period of deployment by a customer, we generally provide a greater amount of support in building applications and training than later in the deployment, with a typical engagement lasting from two to six months. At the same time, many of our customers have historically purchased subscriptions only for a limited set of their total potential end users. As a result of these factors, the proportion of total revenue for a customer associated with professional services is relatively high during the initial deployment period. Over time, as the need for professional services associated with user deployments decreases and the number of end users increases, we expect subscriptions revenue as a percentage of total revenue to increase. In addition, we continue to grow our base of strategic partners to provide broader customer coverage and solution delivery capabilities. These partners perform professional services with respect to any new service contracts they originate. As the usage of partners expands, we expect the proportion of our total revenue from subscriptions to increase over time relative to professional services. For the nine months ended September 30, 2023 and 2022, 74.1% and 72.2% of our revenue, respectively, was derived from sales of subscriptions while the remaining 25.9% and 27.8%, respectively, was derived from the sale of professional services.

•Investments in Growth - We have made, and plan to continue to make, investments for long-term growth, including investing in our platform and infrastructure to continuously maximize their power and speed, meet the evolving needs of our customers, and take advantage of our market opportunity. In addition, we may pursue strategic acquisitions that enhance our product offerings. We also intend to continue to invest in sales and marketing as we further expand our sales teams, increase our marketing activities, and grow our international operations.

Key Metrics

We monitor the following metrics to help us measure and evaluate the effectiveness of our operations. All dollar amounts are presented in thousands.

Cloud Subscription Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	% Change	2023	2022	% Change
Cloud subscription revenue	$77,247	$60,621	27.4%	$221,381	$171,083	29.4%

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

Cloud Subscription Revenue Retention Rate

	As of September 30,
	2023	2022
Cloud subscription revenue retention rate	117%	115%

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

Professional Services Gross Margin

Professional services gross margin is affected by the growth in our professional services revenue as compared to the growth in, and timing of, the cost of our Customer Success organization as we continue to invest in the growth of our business, as well as by consultant utilization rates. Professional services gross margin is also impacted by the amount of services performed by subcontractors and partners as opposed to internal resources. In 2023, we expect professional services gross margin to be consistent with 2022; however, the margin remains subject to fluctuation based on the factors discussed above.
Operating Expenses

Operating expenses consist of sales and marketing, research and development, and general and administrative expenses. Personnel-related costs such as salaries, bonuses, commissions, payroll tax payments, and stock-based compensation expense are the most significant components of each of these expense categories. Other components of each operating expense category include professional fees for third-party services such as contract labor, legal, software development resources, and consulting. In addition, operating expenses include allocated overhead costs, which are primarily comprised of facility costs, travel and entertainment expenditures, certain human resources costs (referral bonuses, training costs, and employee relations spending), office-related expenditures, and certain information technology costs (infrastructure, software, and cloud computing services).

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

General and Administrative Expense

General and administrative expense consists primarily of personnel costs, including salaries, bonuses, stock-based compensation, and other personnel costs for our administrative, legal, information technology, human resources, finance, and accounting teams as well as our senior executives. Additional expenses included in this category are non-personnel costs such as travel-related expenses, contracting and professional fees for such services as audits, taxation, and legal, insurance and other corporate expenses, including allocated overhead costs, and bad debt expenses. In 2023, we expect our general and administrative expense to decrease in absolute dollars largely due to an anticipated decline in legal costs, partially offset by amortization expense associated with the judgment preservation insurance (see Note 12 to the Condensed Consolidated Financial Statements for further discussion).

Other Non-Operating (Income) Expense

Other (Income) Expense, Net

Other (income) expense, net consists primarily of gains and losses related to changes in foreign currency exchange rates, interest income on our cash and cash equivalents and investments, and other sources of income or expense not related to our core business operations.

Interest Expense

Interest expense consists primarily of interest on our debt, amortization of deferred financing fees, unused credit facility fees, and commitment fees on our letters of credit.

Results of Operations

The following table sets forth our consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue
Subscriptions	$103,803	$86,520	$296,554	$246,908
Professional services	33,291	31,356	103,490	95,297
Total revenue	137,094	117,876	400,044	342,205
Cost of revenue
Subscriptions(1)	11,265	9,313	32,492	26,065
Professional services(1)	24,804	24,447	76,515	72,011
Total cost of revenue	36,069	33,760	109,007	98,076
Gross profit	101,025	84,116	291,037	244,129
Operating expenses
Sales and marketing(1)	55,667	54,912	181,338	157,104
Research and development(1)	37,135	37,623	118,502	101,401
General and administrative(1)	23,440	29,357	82,342	90,014
Total operating expenses	116,242	121,892	382,182	348,519
Operating loss	(15,217)	(37,776)	(91,145)	(104,390)
Other non-operating expense
Other expense (income), net	1,939	5,876	(4,637)	12,815
Interest expense	4,917	89	12,790	222
Total other non-operating expense	6,856	5,965	8,153	13,037
Loss before income taxes	(22,073)	(43,741)	(99,298)	(117,427)
Income tax expense (benefit)	178	255	2,137	(924)
Net loss	$(22,251)	$(43,996)	$(101,435)	$(116,503)

(1) Stock-based compensation as a component of these line items is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of revenue
Subscriptions	$211	$284	$713	$712
Professional services	1,535	1,401	4,598	3,788
Operating expenses
Sales and marketing	3,245	2,667	8,462	6,721
Research and development	2,930	3,454	9,466	8,831
General and administrative	3,090	3,530	9,976	7,375
Total stock-based compensation expense	$11,011	$11,336	$33,215	$27,427

The following table sets forth our consolidated statements of operations data expressed as a percentage of total revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue
Subscriptions	75.7%	73.4%	74.1%	72.2%
Professional services	24.3	26.6	25.9	27.8
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue
Subscriptions	8.2	7.9	8.1	7.6
Professional services	18.1	20.7	19.1	21.0
Total cost of revenue	26.3	28.6	27.2	28.7
Gross profit	73.7	71.4	72.8	71.3
Operating expenses
Sales and marketing	40.6	46.6	45.3	45.9
Research and development	27.1	31.9	29.6	29.6
General and administrative	17.1	24.9	20.6	26.3
Total operating expenses*	84.8	103.4	95.5	101.8
Operating loss	(11.1)	(32.0)	(22.8)	(30.5)
Other non-operating expense
Other expense (income), net	1.4	5.0	(1.2)	3.7
Interest expense	3.6	0.1	3.2	0.1
Total other non-operating expense	5.0	5.1	2.0	3.8
Loss before income taxes	(16.1)	(37.1)	(24.8)	(34.3)
Income tax expense (benefit)	0.1	0.2	0.5	(0.3)
Net loss	(16.2)%	(37.3)%	(25.4)%	(34.0)%
* Totals may not foot due to rounding.

Comparison of the Three Months Ended September 30, 2023 and 2022

Revenue

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Revenue
Subscriptions	$103,803	$86,520	$17,283	20.0%
Professional services	33,291	31,356	$1,935	6.2%
Total revenue	$137,094	$117,876	$19,218	16.3%

Total revenue increased $19.2 million, or 16.3%, in the three months ended September 30, 2023 compared to the same period in 2022 due to an increase in our subscriptions revenue of $17.3 million and an increase in our professional services revenue of $1.9 million. The increase in subscriptions revenue was driven by a $16.6 million increase in cloud subscription revenue, a $0.4 million increase in maintenance and support revenue, and a $0.3 million increase in on-premises subscription revenue. With respect to new versus existing customers, there was a $6.8 million increase in subscriptions revenue stemming from sales of subscriptions to new customers, while the remaining $10.5 million of the increase was attributable to expanded deployments, price increases on renewals, and corresponding sales of additional subscriptions to existing customers. The increase in professional services revenue was due primarily to a $6.5 million increase in sales to new customers, which was partially offset by a $4.6 million decrease in revenue from existing customers.

Cost of Revenue

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Cost of revenue
Subscriptions	$11,265	$9,313	$1,952	21.0%
Professional services	24,804	24,447	357	1.5%
Total cost of revenue	$36,069	$33,760	$2,309	6.8%
Subscriptions gross margin	89.1%	89.2%
Professional services gross margin	25.5%	22.0%
Total gross margin	73.7%	71.4%

Cost of revenue increased $2.3 million, or 6.8%, in the three months ended September 30, 2023 compared to the same period in 2022, primarily due to a $1.7 million increase in hosting costs and a $1.5 million increase in professional services and product support personnel costs. These increases were partially offset by a $0.5 million decrease in contractor costs and a $0.3 million decline in billable expenses. Hosting costs increased as sales of our cloud offering increased in the three months ended September 30, 2023. Personnel costs increased due to an increase in professional services and product support personnel headcount of 7.8% from September 30, 2022 to September 30, 2023 in addition to increased wages and fringe benefits and a $0.1 million increase in stock-based compensation expense. Contractor costs decreased as a result of a decline in the usage of subcontractors. Billable expenses decreased primarily as a result of lower travel and entertainment expenses stemming from fewer in-person engagements.

Subscriptions gross margin was 89.1% for the three months ended September 30, 2023, consistent with a margin of 89.2% in the same period in 2022 due primarily to increased hosting costs as sales of our cloud offering increased. The increase in hosting costs was partially offset by an increase in subscriptions revenue during the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. Professional services gross margin increased to 25.5% for the three months ended September 30, 2023 compared to 22.0% in the same period in 2022 due largely to an increase in professional services revenue in the comparable periods coupled with a lower rate of professional services expense growth. Gross margin increased to 73.7% for the three months ended September 30, 2023 compared to 71.4% for the three months ended September 30, 2022, driven largely by the higher gross profit margin from professional services.

Sales and Marketing Expense

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$55,667	$54,912	$755	1.4%
% of revenue	40.6%	46.6%

Sales and marketing expense increased $0.8 million, or 1.4%, in the three months ended September 30, 2023 compared to the same period in 2022, primarily due to a $4.9 million increase in sales and marketing personnel costs. This increase was partially offset by a $3.4 million decrease in overhead costs and a $0.8 million decrease in marketing costs. Although sales and marketing personnel headcount fell 0.9% year over year, personnel costs increased due to increased wages and fringe benefits relative to the prior year, a $1.8 million increase in commissions expense due to increased sales, and a $0.6 million increase in stock-based compensation expense. Overhead costs decreased primarily due to the absence of non-recurring expenditures for an internal sales and marketing event that occurred in the third quarter of the prior year and a decrease in certain allocated costs (primarily IT spending). Marketing costs decreased primarily due to a decrease in advertising expense stemming from a decrease in the number of advertising campaigns launched in the three months ended September 30, 2023 relative to the three months ended September 30, 2022.

Research and Development Expense

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Research and development	$37,135	$37,623	$(488)	(1.3)%
% of revenue	27.1%	31.9%

Research and development expense decreased $0.5 million, or 1.3%, in the three months ended September 30, 2023 compared to the same period in 2022, primarily due to a $0.4 million decrease in professional fees. Professional fees decreased due to a decline in consulting fees stemming from a lower usage of external resources to assist in our platform development efforts relative to the prior year.

General and Administrative Expense

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
	(dollars in thousands)
General and administrative expense	$23,440	$29,357	$(5,917)	(20.2)%
% of revenue	17.1%	24.9%

General and administrative expense decreased $5.9 million, or 20.2%, in the three months ended September 30, 2023 compared to the same period in 2022 primarily due to a $7.2 million decrease in professional fees and a $0.4 million decrease in general and administrative personnel costs. These decreases were partially offset by a $1.7 million increase in overhead costs. Professional fees decreased due to a $7.6 million decline in legal fees incurred relative to the three months ended September 30, 2022. Personnel costs decreased due to a decrease in general and administrative personnel headcount of 4.3% from September 30, 2022 to September 30, 2023 and a $0.4 million decrease in stock-based compensation expense. Overhead costs increased primarily due to amortization expense related to our judgment preservation insurance policy.

Other Non-Operating Expense, Net

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Other expense, net	$1,939	$5,876	$(3,937)	(67.0)%
% of revenue	1.4%	5.0%
*** Indicates a percentage that is not meaningful.

Other expense, net was $1.9 million in the three months ended September 30, 2023 compared to other expense, net of $5.9 million in the three months ended September 30, 2022. This change was primarily due to $4.3 million in foreign exchange losses in the three months ended September 30, 2023 as compared to $6.1 million in foreign exchange losses in the three months ended September 30, 2022. In addition, there was a $2.1 million increase in interest income in the three months ended September 30, 2023 relative to the prior year stemming from increased investments.

Interest Expense

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Interest expense	$4,917	$89	$4,828	***
% of revenue	3.6%	0.1%
*** Indicates a percentage that is not meaningful.

Interest expense increased $4.8 million in the three months ended September 30, 2023 as compared to the corresponding period in 2022 primarily due to interest expense incurred on the new credit facility borrowings that we entered into during the fourth quarter of 2022.

Comparison of the Nine Months Ended September 30, 2023 and 2022

Revenue

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Revenue
Subscriptions	$296,554	$246,908	$49,646	20.1%
Professional services	103,490	95,297	8,193	8.6%
Total revenue	$400,044	$342,205	$57,839	16.9%

Total revenue increased $57.8 million, or 16.9%, in the nine months ended September 30, 2023 compared to the same period in 2022 due to an increase in our subscriptions revenue of $49.6 million and an increase in our professional services revenue of $8.2 million. The increase in subscriptions revenue was driven by a $50.3 million increase in cloud subscription revenue and a $1.7 million increase in maintenance and support revenue, both of which were partially offset by a $2.4 million decrease in on-premises subscription revenue. With respect to new versus existing customers, there was a $17.1 million increase in subscriptions revenue stemming from sales of subscriptions to new customers along with a $32.6 million increase attributable to expanded deployments, price increases on renewals, and corresponding sales of additional subscriptions to existing customers. The increase in professional services revenue was due primarily to a $16.7 million increase in sales to new customers, which was partially offset by an $8.5 million decrease in revenue from existing customers.

Cost of Revenue

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Cost of revenue
Subscriptions	$32,492	$26,065	$6,427	24.7%
Professional services	76,515	72,011	4,504	6.3%
Total cost of revenue	$109,007	$98,076	$10,931	11.1%
Subscriptions gross margin	89.0%	89.4%
Professional services gross margin	26.1%	24.4%
Total gross margin	72.8%	71.3%

Cost of revenue increased $10.9 million, or 11.1%, in the nine months ended September 30, 2023 compared to the same period in 2022, primarily due to a $6.2 million increase in professional services and product support personnel costs and a $4.8 million increase in hosting costs. Personnel costs increased due to an increase in professional services and product support personnel headcount of 7.8% from September 30, 2022 to September 30, 2023 in addition to increased wages and fringe benefits and a $0.8 million increase in stock-based compensation expense. Hosting costs increased as sales of our cloud offering increased in the nine months ended September 30, 2023.

Subscriptions gross margin decreased to 89.0% for the nine months ended September 30, 2023 as compared to 89.4% for the nine months ended September 30, 2022 as an increase in subscriptions revenue was offset by an increase in hosting costs. Professional services gross margin increased to 26.1% for the nine months ended September 30, 2023 compared to 24.4% in the same period in 2022 due largely to the aforementioned increase in professional services revenue, which was partially offset by higher personnel costs. Gross margin rose to 72.8% for the nine months ended September 30, 2023 compared to 71.3% for the nine months ended September 30, 2022 driven largely by the higher gross margin from professional services.

Sales and Marketing Expense

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$181,338	$157,104	$24,234	15.4%
% of revenue	45.3%	45.9%

Sales and marketing expense increased $24.2 million, or 15.4%, in the nine months ended September 30, 2023 compared to the same period in 2022, primarily due to a $27.7 million increase in sales and marketing personnel costs which was partially offset by a $3.3 million decrease in marketing costs. Although sales and marketing personnel headcount fell 0.9% year over year, personnel costs increased due to increased wages and fringe benefits relative to the prior year, a $7.1 million increase in commissions expense due to increased sales, a $5.2 million increase in severance costs, and a $1.7 million increase in stock-based compensation expense. Marketing costs decreased primarily due to a decrease in advertising expense stemming from a decrease in the number of advertising campaigns launched in the nine months ended September 30, 2023 relative to the nine months ended September 30, 2022, which was partially offset by an increase in the cost of marketing events.

Research and Development Expense

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Research and development	$118,502	$101,401	$17,101	16.9%
% of revenue	29.6%	29.6%

Research and development expense increased $17.1 million, or 16.9%, in the nine months ended September 30, 2023 compared to the same period in 2022, primarily due to a $17.8 million increase in research and development personnel costs. This increase was partially offset by a $0.5 million decrease in professional fees. Personnel costs increased due to an increase in research and development personnel headcount of 9.1% from September 30, 2022 to September 30, 2023 in addition to increased wages and fringe benefits coupled with a $0.6 million increase in stock-based compensation expense and a $1.2 million increase in severance costs. Professional fees decreased due to a decrease in consulting fees stemming from a lower usage of external resources to assist in our platform development efforts relative to the prior year.

General and Administrative Expense

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
	(dollars in thousands)
General and administrative expense	$82,342	$90,014	$(7,672)	(8.5)%
% of revenue	20.6%	26.3%

General and administrative expense decreased $7.7 million, or 8.5%, in the nine months ended September 30, 2023 compared to the same period in 2022 primarily due to a $21.0 million decrease in professional fees. This decrease was partially offset by a $9.6 million increase in general and administrative personnel costs and a $3.7 million increase in allocated overhead costs. Professional fees decreased due to a $23.7 million decline in legal fees incurred relative to the nine months ended September 30, 2022, which was partially offset by a $1.8 million increase in consulting fees. Although general and administrative personnel headcount fell 4.3% year over year, personnel costs increased due to increased wages and fringe benefits relative to the prior year and a $2.6 million increase in stock-based compensation expense. Overhead costs increased primarily due to an increase in lease expense resulting from an expansion of our corporate headquarters, and amortization expense related to our judgment preservation insurance policy.

Other Non-Operating (Income) Expense, Net

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Other (income) expense, net	$(4,637)	$12,815	$(17,452)	***
% of revenue	(1.2)%	3.7%
*** Indicates a percentage that is not meaningful.

Other income, net was $4.6 million in the nine months ended September 30, 2023 compared to other expense, net of $12.8 million in the nine months ended September 30, 2022. This change was primarily due to $2.4 million in foreign exchange losses in the nine months ended September 30, 2023 as compared to $14.5 million in foreign exchange losses in the nine months ended September 30, 2022. In addition, there was a $6.6 million increase in interest income in the nine months ended September 30, 2023 relative to the prior year stemming from increased investments.

Interest Expense

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Interest expense	$12,790	$222	$12,568	***
% of revenue	3.2%	0.1%
*** Indicates a percentage that is not meaningful.

Interest expense increased $12.8 million in the nine months ended September 30, 2023 as compared to the corresponding period in 2022 primarily due to interest expense incurred on the new credit facility borrowings that we entered into during the fourth quarter of 2022.

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

Our non-GAAP financial performance measures include non-GAAP net loss, non-GAAP net loss per share, and non-GAAP operating loss. These non-GAAP financial performance measures exclude the effect of stock-based compensation expense, certain litigation-related expenses consisting of legal and other professional fees associated with the Pegasystems cases (net of insurance reimbursements), amortization of the judgment preservation insurance (“JPI”) policy and severance costs related to involuntary reductions in our workforce. While some of these items may be recurring in nature and should not be disregarded in the evaluation of our earnings performance, it is useful to exclude such items when analyzing current results and trends compared to other periods as these items can vary significantly from period to period depending on specific underlying transactions or events that may occur. Therefore, while we may incur or recognize these types of expenses in the future, we believe removing these items for purposes of calculating the non-GAAP financial measures provides investors with a more focused presentation of our ongoing operating performance.

We also discuss adjusted EBITDA, a non-GAAP financial performance measure we believe offers a useful view of the overall operation of our business. We define adjusted EBITDA as net loss before (1) other non-operating (income) expenses, net, (2) interest expense, (3) income tax expense (benefit), (4) depreciation expense and amortization of intangible assets, (5) stock-based compensation expense, (6) litigation expenses (net of insurance reimbursements) directly associated with the Pegasystems cases, (7) JPI amortization, and (8) severance costs. The most directly comparable GAAP financial measure to adjusted EBITDA is net loss. Users should consider the limitations of using adjusted EBITDA, including the fact this measure does not provide a complete measure of our operating performance. Adjusted EBITDA is not intended to purport to be an alternative to net loss as a measure of operating performance or to cash flows from operating activities as a measure of liquidity.

The presentation of these non-GAAP financial measures is not intended to be considered in isolation from, as a substitute for, or superior to the financial information prepared and presented in accordance with GAAP, and our non-GAAP measures may be different from non-GAAP measures used by other companies.

The following tables reconcile our non-GAAP measures to their nearest comparable GAAP measures (in thousands, except per share data):

	GAAP Measure	Stock-Based Compensation	Litigation Expenses	JPI Amortization	Severance Costs	Non-GAAP Measure
Three Months Ended September 30, 2023
Subscriptions cost of revenue	$11,265	$(211)	$—	$—	$—	$11,054
Professional services cost of revenue	24,804	(1,535)	—	—	—	23,269
Total cost of revenue	36,069	(1,746)	—	—	—	34,323
Total operating expense	116,242	(9,265)	4,961	(1,485)	—	110,453
Operating loss	(15,217)	11,011	(4,961)	1,485	—	(7,682)
Income tax expense	178	88	—	—	—	266
Net loss	(22,251)	11,099	(4,961)	1,485	—	(14,628)
Net loss per share, basic and diluted	$(0.30)	$0.15	$(0.07)	$0.02	$—	$(0.20)

Nine Months Ended September 30, 2023
Subscriptions cost of revenue	$32,492	$(713)	$—	$—	$(30)	$31,749
Professional services cost of revenue	76,515	(4,598)	—	—	(158)	71,759
Total cost of revenue	109,007	(5,311)	—	—	(188)	103,508
Total operating expense	382,182	(27,904)	2,772	(1,485)	(6,111)	349,454
Operating loss	(91,145)	33,215	(2,772)	1,485	6,299	(52,918)
Income tax expense	2,137	731	—	—	139	3,007
Net loss	(101,435)	33,946	(2,772)	1,485	6,438	(62,338)
Net loss per share, basic and diluted	$(1.39)	$0.46	$(0.04)	$0.02	$0.09	$(0.86)

	GAAP Measure	Stock-Based Compensation	Litigation Expenses	Non-GAAP Measure
Three Months Ended September 30, 2022
Subscriptions cost of revenue	$9,313	$(284)	$—	$9,029
Professional services cost of revenue	24,447	(1,401)	—	23,046
Total cost of revenue	33,760	(1,685)	—	32,075
Total operating expense	121,892	(9,651)	(1,810)	110,431
Operating loss	(37,776)	11,336	1,810	(24,630)
Net loss	(43,996)	11,336	1,810	(30,850)
Net loss per share, basic and diluted	$(0.61)	$0.16	$0.02	$(0.43)

Nine Months Ended September 30, 2022
Subscriptions cost of revenue	$26,065	$(712)	$—	$25,353
Professional services cost of revenue	72,011	(3,788)	—	68,223
Total cost of revenue	98,076	(4,500)	—	93,576
Total operating expense	348,519	(22,927)	(20,432)	305,160
Operating loss	(104,390)	27,427	20,432	(56,531)
Net loss	(116,503)	27,427	20,432	(68,644)
Net loss per share, basic and diluted	$(1.61)	$0.38	$0.28	$(0.95)

The following table reconciles GAAP net loss to adjusted EBITDA for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
GAAP net loss	$(22,251)	$(43,996)	$(101,435)	$(116,503)
Other expense (income), net	1,939	5,876	(4,637)	12,815
Interest expense	4,917	89	12,790	222
Income tax expense (benefit)	178	255	2,137	(924)
Depreciation and amortization of intangibles	2,340	1,759	7,046	5,332
Stock-based compensation expense	11,011	11,336	33,215	27,427
Litigation expenses	(4,961)	1,810	(2,772)	20,432
JPI amortization	1,485	—	1,485	—
Severance costs	—	—	6,299	—
Adjusted EBITDA	$(5,342)	$(22,871)	$(45,872)	$(51,199)

Liquidity and Capital Resources

The following table presents selected financial information and statistics pertaining to liquidity and capital resources as of September 30, 2023 and December 31, 2022:

	As of
	September 30, 2023	December 31, 2022
Cash and cash equivalents	$130,761	$148,132
Short-term investments and marketable securities	38,726	47,863
Property and equipment, net	42,444	41,855
Working capital*	62,120	149,996
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

Sources of Funds

We have historically financed our operations in large part with equity financing arrangements. Through September 30, 2023, we have completed four public offerings and received net proceeds of $344.8 million. Outside of equity offerings, we have financed our operations through sales of subscriptions and professional services.

To further help strengthen our financial position and support our growth initiatives, in November 2022 we entered into a Senior Secured Credit Facilities Credit Agreement, or the Credit Agreement, which provides for a five-year term loan facility in an aggregate principal amount of $150.0 million and, in addition, up to $75.0 million for a revolving credit facility, including a letter of credit sub-facility in the aggregate availability amount of $15.0 million and a swingline sub-facility in the aggregate availability amount of $10.0 million (as a sublimit of the revolving loan facility).

The Credit Agreement matures on November 3, 2027. We will use the proceeds from the $150.0 million term loan to fund the continued growth of our business and support our working capital requirements. We were in compliance with all covenants as of September 30, 2023. We believe, based on our current financial forecasts and trends, that we will remain compliant with all covenants for the foreseeable future. As of September 30, 2023, we had used borrowing capacity of $62.0 million under our $75.0 million revolving credit facility, and we had outstanding letters of credit totaling $11.9 million in connection with securing our leased office space.

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

Uses of Funds

Our current principal uses of cash are funding operations and other working capital requirements. Historically, we have also utilized cash to pay for the acquisition of businesses that were complementary to ours, and we may pursue similar opportunities in the future. Over the past several years, revenue has increased significantly from year to year and, as a result, cash flows from customer collections have also grown. However, as we continue to invest in growing our business, operating expenses have also increased. Outside of cash used in operations, other uses of cash in 2023 to date have included capital expenditures related to the expansion of our headquarters, repayments of existing debt, and purchases of investments. In addition, on September 1, 2023, we entered into a Judgment Preservation Insurance (“JPI”) policy in connection with our $2.036 billion judgment against Pegasystems (see Note 12 to the condensed consolidated financial statements for additional details). The total cost of the policy was $57.3 million, which we paid with operating cash on hand.

Furthermore, we have a non-cancellable cloud hosting arrangement with Amazon Web Services that contains provisions for minimum purchase commitments. Specifically, purchase commitments under the agreement total $131.0 million over five years. The agreement, which started in July 2021 and is now in its third year as of September 30, 2023, contains minimum spending requirements of $25.0 million in the second year and $28.0 million in each of the third, fourth, and fifth years. The timing of payments under the agreement may vary, and the total amount of payments may exceed the minimum depending on the volume of services utilized. Spending under this agreement for the three and nine months ended September 30, 2023, totaled $9.3 million and $27.8 million, respectively. Spending under this agreement for the three and nine months ended September 30, 2022 totaled $9.0 million and $24.8 million, respectively. We expect to meet our minimum purchase commitments for the remainder of the contract term.

Historical Cash Flows

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Beginning cash, cash equivalents, and restricted cash	$150,381	$103,960	$46,421	44.7%
Operating activities:
Net loss	(101,435)	(116,503)	15,068	(12.9)
Stock-based compensation and other non-cash adjustments	40,485	31,771	8,714	27.4
Changes in working capital	(41,248)	(9,226)	(32,022)	***
Net cash used by operating activities	(102,198)	(93,958)	(8,240)	8.8

Investing activities:
Net cash provided by investing activities	869	20,342	(19,473)	(95.7)

Financing activities:
Net cash provided by financing activities	82,388	25,205	57,183	***

Effect of exchange rates	(679)	(1,694)	1,015	(59.9)
Net change	(19,620)	(50,105)	30,485	(60.8)
Ending cash, cash equivalents, and restricted cash	$130,761	$53,855	$76,906	***
*** Indicates a percentage that is not meaningful.

Operating Activities

Net cash used by operating activities was $102.2 million for the nine months ended September 30, 2023 as compared to $94.0 million used by operating activities for the nine months ended September 30, 2022. The increase in net cash used by operating activities was due to the $57.3 million payment for our JPI policy. This increase was mostly offset by a decline in legal fees and stronger collections from accounts receivable across the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022.

Investing Activities

Net cash provided by investing activities was $0.9 million for the nine months ended September 30, 2023 as compared to $20.3 million in net cash provided by investing activities for the nine months ended September 30, 2022. This change was primarily driven by a $22.2 million increase in purchases of investments and a $2.4 million increase in capital expenditures, both of which were partially offset by a $5.2 million increase in proceeds from the sale of investments.

Financing Activities

Net cash provided by financing activities was $82.4 million for the nine months ended September 30, 2023 as compared to $25.2 million of net cash provided by financing activities for the nine months ended September 30, 2022. The increase in net cash provided by financing activities was primarily due to a $92.0 million increase in proceeds from borrowings during the nine months ended September 30, 2023. This increase was partially offset by a $24.5 million decrease in proceeds received from the exercise of stock options, a $7.2 million increase in payments for employee tax withholdings associated with the net settlement of stock awards, and a $2.6 million increase in debt repayments.

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

Interest Rate Risk

We had total cash, cash equivalents, and restricted cash of $130.8 million as of September 30, 2023, which consisted of a money market fund, cash in readily available checking accounts, and overnight repurchase investments. These instruments, which are not dependent on interest rate fluctuations that may cause principal amounts to fluctuate, are held for reinvestment and working capital purchases.

In addition, as of September 30, 2023, we held $38.7 million of fixed income securities such as U.S. Treasuries, commercial paper, corporate bonds, and agency bonds. These securities are subject to market risk due to fluctuations in interest rates, which may affect our interest income and the fair value of our investments. We classify investments as available-for-sale, including those with stated maturities beyond twelve months. As such, no gains or losses due to changes in interest rates are recognized in our condensed consolidated statements of operations unless such securities are sold prior to maturity or due to expected credit losses. A hypothetical 100 basis point change in interest rates would not have had a material effect on the fair market value of our investment portfolio as of September 30, 2023. To date, fluctuations in interest income have also not been significant. Our investments are made for the purpose of preserving capital, fulfilling liquidity needs, and maximizing total return. We do not enter into investments for trading or speculative purposes.

As of September 30, 2023, our outstanding principal debt balance is $207.4 million, which carries interest as defined in our Credit Agreement. Refer to Note 8 of the condensed consolidated financial statements in this Quarterly Report on Form 10-Q for additional details. We assessed our exposure to changes in interest rates by analyzing sensitivity to our operating results, assuming various changes in market interest rates. A hypothetical increase of one percentage point in the interest rate as of September 30, 2023 would increase our interest expense by approximately $2.1 million annually.

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

Foreign Currency Exchange Risk

Our reporting currency is the U.S. dollar. Due to our international operations, we have foreign currency risks related to revenue and operating expenses denominated in currencies other than the U.S. dollar, primarily the Australian dollar, Swiss franc, British pound, and Euro. Our international sales contracts are primarily denominated in the local currency of the customer making the purchase. In addition, a portion of operating expenses are incurred outside the United States and are denominated in foreign currencies. Increases in the relative value of the U.S. dollar to other currencies will negatively affect revenue and net operating results as expressed in U.S. dollars. Based on a sensitivity analysis, a 10% change in the foreign currency exchange rates for the nine months ended September 30, 2023 would have impacted our total revenue by approximately 3% and operating loss by approximately 2%. This calculation assumes all currencies change in the same direction and proportion relative to the U.S. dollar.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. Based on the evaluation of our disclosure controls and procedures as of September 30, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 1A. RISK FACTORS

Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. In addition to the other information set forth in this Quarterly Report on Form 10-Q, investors should carefully consider the factors described in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 16, 2023. There have been no material changes from the risk factors described in that report.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a.Recent Sales of Unregistered Equity Securities

Not applicable.

b.Use of Proceeds

Not applicable.

c.Issuer Purchases of Equity Securities

	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased under the plan(2)
July 1 to July 31, 2023	4,664	$47.26	4,664	889,964
August 1 to August 31, 2023	4,449	$48.34	4,449	885,515
September 1 to September 30, 2023	4,127	$49.99	4,127	881,388
Total	13,240	$48.47	13,240	881,388
(1) Shares purchased represent shares purchased on the open market pursuant to the Appian Corporation Employee Stock Purchase Plan (“ESPP”), which was approved by the Company’s stockholders on June 11, 2021. The ESPP provides employees with an opportunity to purchase the Company’s common stock through payroll deductions at 85% of the stock’s fair market value. The Company satisfies its ESPP obligation by purchasing the additional 15% of the stock’s fair value on the open market. Shares purchased under the ESPP are deposited into the participants’ accounts.

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

10.1	Judgment Preservation Insurance Policy and Form of Excess Judgment Preservation Insurance Policy dated as of September 1, 2023, between Appian Corporation and the insurers named therein.^	Filed herewith.

10.2	Addendum No. 2 to Software Enterprise OEM License Agreement, dated as of August 31, 2023, by and between Appian Corporation and Kx Systems, Inc.	Filed herewith.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Attached.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Attached.

32.1*	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Attached.

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.	Attached.

101.SCH	XBRL Taxonomy Extension Schema Document	Attached.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Attached.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Attached.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Attached.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Attached.

104	Cover page formatted as Inline XBRL and contained in Exhibit 101	Attached.
* The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent the company specifically incorporates it by reference.
^ Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPIAN CORPORATION

November 2, 2023	By:	/s/ Matthew Calkins	/s/ Mark Matheos
		Name: Matthew Calkins	Name: Mark Matheos
		Title: Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	Title: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)