Form 10-K
period 2023-12-31
APPIAN CORP
filed 2024-02-15
CIK 1441683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from          to
Commission File Number: 001-38098

APPIAN CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Delaware	54-1956084
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7950 Jones Branch Drive McLean, VA	22102
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (703) 442-8844

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Class A Common Stock	APPN	The Nasdaq Global Market
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

As of June 30, 2023, the aggregate market value of the registrant’s voting Class A common stock and Class B common stock held by non-affiliates of the registrant was $1,250.7 million and $96.8 million, respectively, based on a closing price of $47.60 per share of the registrant’s Class A common stock as reported on the Nasdaq Global Market on June 30, 2023. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

As of February 12, 2024, there were 42,204,284 shares of our Class A common stock and 31,196,796 shares of our Class B common stock, each with a par value of $0.0001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for its 2024 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K.

PART I

Item 1. Business.

Overview

Appian Corporation (together with its subsidiaries, “Appian,” “the Company,” “we,” or “our”) is a software company that automates business processes and operationalizes artificial intelligence (“AI”) with low-code design, providing rapid time to value for our customers. We empower our customers to transform the way they work by using our platform to combine people, technologies, and data in end-to-end processes that can maximize our customers' resources and dramatically improve business results.

We believe organizations across all industries face pressure to keep up with a rapid pace of technological innovation, particularly in AI. The past year has ushered in a whole new economy, in which AI promises to transform workflows to drive efficiency and innovation. As we enter 2024, the focus will shift from exploring these technologies to actively leveraging them to innovate with new products, services, and value creation for customers and employees alike. We believe companies that can quickly incorporate AI's full potential into their business processes will lead the future AI economy.

We are dedicated to helping our customers navigate this new AI economy and realize transformational change. We see a human-centric future for AI, one of teamwork rather than replacement, where AI adds value to data and employees, and where all customers and businesses—not big tech—are the winners.

We recognize AI is not a standalone technology. It is highly dependent on two foundational technologies: data and process.

Data is the intellectual fuel for AI, empowering it to make smart, informed decisions. The more data AI gets, and the better that data is, the better the AI answers may be. Data was already among the most important assets for leading organizations; now, it’s worth more than ever. Process is the necessary layer for customers to create a mixed autonomy, routing tasks between humans and AI automations. We believe customers will increasingly rely on AI to accelerate common tasks but must ensure humans maintain control and oversight of business processes.

We offer leading expertise in all three areas. We have been leveraging AI technologies for many years as part of our automation suite. We have a leading data fabric which powered billions of data fabric queries in 2023, and we offer innovative process platforms, supporting billions of transactions every day. We weave all three elements together in a single product that empowers our customers to achieve rapid value.

The Appian Platform

The Appian Platform enables customers to easily design, automate, and optimize their mission-critical business processes, driving continuous innovation. Through Appian's unified platform, customers can swiftly develop new digital solutions using a low-code approach, creating applications and workflows tailored to their unique business requirements.

We catalyze the AI-driven enterprise by combining AI, data, and process capabilities in a single platform. Our low-code design experience delivers solutions for customers quickly. It is unified, reduces training times and dependencies on additional tools, and is built for enterprise-grade applications requiring high reliability, security, and scalability. Appian’s architecture is based on our four critical capabilities: process automation, data fabric, total experience, and continuous improvement through process mining.

Process Automation

We are a long-time innovator in process automation. Our process capabilities are crucial in orchestrating AI alongside humans and systems within business environments. Our business rules technology allows organizations to encode and enforce policies and routing decisions that reduce risk, while our native RPA and AI enable organizations to automate process steps to deliver greater efficiency and increase customer and employee satisfaction. We sell our platform as a unified set of automation technologies that accelerates customer implementation times and return on investment.

Data Fabric

Data is at the heart of AI's transformative power, and we excel in enabling customers to utilize data effectively. By leveraging our sophisticated data fabric, organizations can unify data across the enterprise into a single virtual data model, empower users to make informed decisions, and train AI models, transforming reservoirs of enterprise data into a source of powerful innovation. This capability is pivotal in feeding AI algorithms and human workers with quality data and extracting meaningful insights that drive business decisions. In addition, the secure infrastructure of our data fabric architecture is designed to provide a safe environment for storing and handling sensitive information, ensuring confidential data remains protected.

Total Experience

Total experience is about creating superior experiences across desktop and mobile devices for every user, uniting customers and employees in a seamless workflow. Our patented Self-Assembling Interface Layer, or SAIL, user experience architecture delivers the speed and flexibility to provide new experiences that capture our customers’ brands quickly and instantly work on the latest web browsers and mobile devices.

Continuous Improvement

Our integrated process mining and process analytics capabilities enable customers to measure and track their process performance accurately. Customers can gain a deeper understanding of their business operations and pinpoint areas for improvement. Using this data, customers can drive continuous process improvement and optimize their processes for maximum efficiency and effectiveness. These features provide customers with the necessary insights to make informed decisions and optimize their operations to meet the evolving needs of their business.

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

Many of our customers begin by building a single application and grow to create dozens of applications on our platform, which implicitly increases their return on investment. Generally, the development of new applications results in the expansion of our product usage within an organization and a corresponding increase in our revenue due to subscription fees. Every additional application an organization creates on our platform increases the value of our platform for that organization because it further integrates people, processes, and data and facilitates knowledge sharing. Applications built on our platform may be used only on our platform and only while customers have active subscriptions, creating a substantial incentive for customers to avoid the difficulties and costs associated with moving to a different software platform. At the same time, our industry-leading Customer Success team helps customers build and deploy applications on our platform to achieve their digital transformation goals more quickly.

Our Growth Strategy

Key elements of our growth strategy include:

•Expand our customer base. We continue to grow our customer base in various industries, including financial services, government, life sciences, insurance, manufacturing, energy, healthcare, telecommunications, and transportation. We believe the market for our platform is still in its early stages, and we have a significant opportunity to add additional large enterprise and government customers globally. We also have a strong ecosystem of strategic partners that help identify new customer opportunities for us.
•Grow revenue from key industry verticals. While our platform is industry-agnostic, we continue to make investments to enhance the expertise of our sales and marketing organization within our key industry verticals of financial services, government, life sciences, insurance, and manufacturing. In 2023, we generated over 76% of our subscriptions revenue from customers in these verticals. We believe focusing on the digital transformation needs of organizations within these industry verticals helps drive adoption of our platform.
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
•Offer industry solutions to accelerate customer usage. Our platform enables our customers to build applications quickly. We, along with our partners, offer pre-built solutions in certain of our key industries such as financial services, government acquisition, and insurance to give our customers an even faster start. Every Appian solution is built on our platform and designed to be standardized, upgradeable, and compatible with each other.
•Expand our international footprint. Our platform is designed to be natively multilingual to facilitate collaboration and address challenges in multinational organizations. Appian Cloud meets the data residency requirements of our global customers by operating in 16 countries across 33 regions and 105 availability zones. In 2023, approximately 36% of our total revenue was generated from customers outside of the United States. We believe we have a significant opportunity to continue to grow our international footprint. We are investing in new geographies through direct and indirect sales channels, professional services and customer support, and implementation partners.
•Leverage our partner base. We have strategic partnerships including with Accenture, Capgemini, Deloitte, EY, KPMG, PwC, and TCS. These partners work with organizations undergoing digital transformation projects. When they recognize an opportunity for our platform, they introduce us to potential customers. Additionally, they go to market with their own pre-built solutions using our platform, delivering software license revenue to Appian. We intend to further leverage our base of partners to provide broader customer coverage and solution delivery capabilities.

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

As of December 31, 2023, we had a total global workforce of 2,243 full-time employees, 1,518 of which were based in the United States. None of our U.S. employees are covered by collective bargaining agreements. We believe our employee relations are good, and we have not experienced any work stoppages. Additionally, we are subject to, and comply with, local labor law requirements in all countries in which we operate.

Talent Acquisition and Development

We have a robust talent acquisition program to attract, recruit, and retain new talent. We utilize an extensive campus recruiting program, provide an employee referral program, and offer opportunities for internal transfers, as well as competitive compensation and benefits programs. We also provide resources to help our employees grow in their current roles and build new skills, including access to Appian University, a system that houses Appian's in-house learning and development solutions.

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

Facilities

As of December 31, 2023, we lease our headquarters office in McLean, Virginia, and we also have five leased offices in cities outside the United States. In addition to our leased offices, we occupied seven flexible workspaces outside of the United States. Our use of flexible workspaces is dependent upon our current business needs. We believe our facilities are adequate to meet our ongoing needs, including substantial rights to expand within certain properties we lease. If we require additional space in the future, we believe we will be able to obtain additional facilities on commercially reasonable terms.

Seasonality

We have historically experienced seasonality in terms of when we enter into agreements with customers. See “Seasonality - Management Discussion and Analysis Financial Condition and Results of Operations” for a discussion of the seasonality of our business.

Our Customers

Our customers operate in various industries, including financial services, government, life sciences, insurance, manufacturing, energy, healthcare, telecommunications, and transportation. As of December 31, 2023, we had approximately 1,000 customers. Generally, our sales team targets its efforts to organizations with over 2,000 employees and $2 billion in annual revenue. The number of customers paying us in excess of $1 million of annual recurring revenue has grown from 94 at the end of 2022 to 110 at the end of 2023. No single end customer accounted for more than 10% of our total revenue in 2023, 2022, or 2021.

Our Competition

Our main competitors fall into three categories: (1) providers of custom software solutions that address, or are developed to address, some of the use cases that applications developed on our platform target; (2) providers of low-code development platforms; and (3) providers of one or more automation technologies, including business process management, case management, process mining, and robotic process automation.

As our market grows, we expect it will attract more highly specialized vendors as well as larger vendors that may continue to acquire or bundle their products more effectively. The principal competitive factors in our market include:

•Platform features, reliability, performance, and effectiveness;
•Ease of use and speed;
•Data Fabric;
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

We feel this is validated by the fact Gartner ranked Appian #1 for the Business Workflow Automation with Integration Use Case in the 2023 Gartner® Critical Capabilities for Enterprise Low-Code Application Platforms, or LCAP, report as well as positioned as a Leader in the 2023 Gartner® Magic Quadrant for Enterprise LCAP. Gartner, Critical Capabilities for Enterprise Low-Code Application Platforms, October 2023 Gartner, Magic Quadrant for Enterprise Low-Code Application Platforms, October 2023 Gartner does not endorse any vendor, product or service depicted in its research publications, and does not advise technology users to select only those vendors with the highest ratings or other designation. Gartner research publications consist of the opinions of Gartner’s research organization and should not be construed as statements of fact. Gartner disclaims all warranties, expressed or implied, with respect to this research, including any warranties of merchantability or fitness for a particular purpose. GARTNER and Magic Quadrant are registered trademarks and service marks of Gartner, Inc. and/or its affiliates in the U.S. and internationally and is used herein with permission. All rights reserved. The Gartner content described herein, (the "Gartner Content") represent(s) research opinion or viewpoints published, as part of a syndicated subscription service, by Gartner, Inc. ("Gartner"), and are not representations of fact. Gartner Content speaks as of its original publication date (and not as of the date of this 10K) and the opinions expressed in the Gartner Content are subject to change without notice.

Intellectual Property

Our success depends in part upon our ability to protect our core technology and intellectual property. We rely on patents, trademarks, copyrights, trade secret laws, confidentiality procedures, and employee disclosure and invention assignment agreements to protect our intellectual property rights.

As of December 31, 2023, we had 16 granted patents and nine patents pending related to our platform and its technology. None of our issued patents expire before 2034. We cannot provide complete assurance that any of our patent applications will result in the issuance of a patent or that the examination process will not require us to narrow our claims. Any patents we may be issued may be contested, circumvented, found unenforceable, or invalidated, and we may not be able to prevent third parties from infringing them. We also license software from third parties for integration into our products, including open source software and other software available on commercially reasonable terms. We control access to and use of our proprietary software and other confidential information through the use of internal and external controls, including contractual protections with employees, contractors, end customers, and partners, and our software is protected by U.S. and international copyright and trade secret laws.

Corporate Information

Our Class A common stock is listed on the Nasdaq Global Market under the symbol “APPN.”

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
•The opportunity and competitive impact of AI;
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
•Our expectation that professional services as a percentage of total revenue will continue to decrease;
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
•Our ability to collect on the judgment against Pegasystems or the judgment preservation insurance;
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

Risk Factors Summary

The risk factors summarized below could materially harm our business, operating results, and/or financial condition, impair our future prospects, and/or cause the price of our common stock to decline. These risks are discussed more fully in the section titled “Risk Factors.” Material risks that may affect our business, financial condition, results of operations, and trading price of our Class A common stock include, but are not necessarily limited to, the following:

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
•If our security measures are actually or perceived to have been breached, or if unauthorized access to our platform or customer data occurs, our platform may be perceived as not being secure, and customers may reduce the use of or stop using our platform, and we may incur significant liabilities.
•We derive a material portion of our revenue from a limited number of customers, and the loss of one or more of these customers could materially and adversely impact our business, results of operations, and financial condition.
•We have experienced losses in the past, and we may not achieve or sustain profitability in the future.
•AI is a disruptive set of technologies that may affect the markets for our software dramatically and in unpredictable ways.
•We rely on the performance of highly skilled personnel, including senior management and our engineering, professional services, sales, and technology professionals, and if we are unable to retain or motivate key personnel or hire, retain, and motivate qualified personnel, our business would be harmed.
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
•We may not achieve market acceptance of our pre-built solutions, which may adversely affect our financial results.

•If our platform fails to perform properly or there are defects or disruptions in the rollout of our platform updates or enhancements, our reputation could be adversely affected, our market share could decline, and we could be subject to liability claims.
•We rely upon Amazon Web Services, or AWS, to operate our cloud offering; any disruption of or interference with our use of AWS would adversely affect our business, results of operations, and financial condition.
•Our growth depends in part on the success of our strategic relationships with third parties.
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
•Because we collect and store personal information, domestic and international privacy concerns could result in additional costs and liabilities to us or inhibit sales of our software, and subject us to complex and evolving federal, state, and foreign laws and regulations regarding privacy, data protection, and other related matters.
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
•The dual class structure of our common stock and the existing ownership of capital stock by Matt Calkins, our founder and Chief Executive Officer, have the effect of concentrating voting control with Mr. Calkins for the foreseeable future, which will limit the ability of others to influence corporate matters.
•Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of us more difficult, limit attempts by our stockholders to replace or remove our current management, and limit the market price of our Class A common stock.
•Our stock price has been volatile and may be volatile in the future.

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

We have focused on scaling our operations and growing our headcount in line with our growth plan and size of our customer base, which we have significantly increased over the last several years. While we have expanded our operations and headcount in prior periods, it is not indicative of our future growth and we may modify our pace of hiring to align with our growth plans. Our growth has placed, and any future growth will place, a significant strain on our management, administrative, operational, and financial infrastructure. Our success will depend in part on our ability to manage this growth effectively and we will need to continue to improve our operational, financial, and management controls and our reporting systems and procedures. Failure to effectively manage our growth could result in difficulty or delays in deploying our platform to customers, declines in quality or customer satisfaction, increases in costs, difficulties in introducing new features, or other operational difficulties. Any of these difficulties could adversely impact our business performance and results of operations.

If we are unable to sustain our revenue growth rate, we may not achieve or maintain profitability in the future.

We have experienced revenue growth with revenue of $545.4 million, $468.0 million, and $369.3 million in 2023, 2022, and 2021, respectively. Although we have experienced rapid revenue growth historically, we may not continue to grow as rapidly in the future, and our revenue growth rates may decline. Any success we may experience in the future will depend in large part on our ability to, among other things:

•Maintain and expand our customer base;
•Increase revenue from existing customers through increased or broader use of our platform within their organizations;
•Compete in an AI-accelerated environment;
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

Customers may use our platform for more advanced and frequent projects, resulting in usage growth for our platform. With such growth, we may need to devote additional resources to improving our software architecture, integrating with third-party systems, and maintaining infrastructure performance. In addition, we will need to continue to appropriately scale our internal business operations as well as grow our partner services systems, including our Customer Success organization and operations, to serve our growing customer base, particularly as our customer base expands over time. Any failure of or delay in these efforts could cause impaired system performance and reduced customer satisfaction. These issues could reduce the attractiveness of our platform to customers, resulting in decreased sales to new customers, lower renewal rates by existing customers, the issuance of service credits, or requested refunds, any of which could hurt our revenue growth and our reputation. Even if we are able to upgrade our systems and expand our staff, any such expansion will be expensive and complex, requiring management time and attention. We could also face inefficiencies or operational failures as a result of our efforts to scale our infrastructure. Moreover, there are inherent risks associated with upgrading, improving, and expanding our information technology systems. We cannot be sure the expansion and improvements to our infrastructure and systems will be fully or effectively implemented on a timely basis, if at all. These efforts may reduce revenue and our margins and adversely impact our financial results.

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
•The introduction of products and technologies (including AI technologies) that serve as a replacement or substitute for, or represent an improvement over, our platform;
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
Our operating results may fluctuate, in part, because of the resource-intensive nature of our sales efforts, the length and variability of the sales cycle of our platform, and the difficulty we face in adjusting our short-term operating expenses to respond to the fluctuations in the sales cycles. Our operating results depend in part on sales to large customers and promotion of increasing usage by those large customers. The length of our sales cycle, from initial evaluation to delivery of and payment for our software, varies substantially from customer to customer, and it is difficult to predict if or when we will make a sale to a potential customer. We may spend substantial time, effort, and money on our sales and marketing efforts without any assurance our efforts will result in revenue. As a result of these factors, we may face greater costs, longer sales cycles, and less predictability in the future. In the past, certain individual sales have occurred in periods later than we expected or have not occurred at all. The loss or delay of one or more large transactions in a quarter could impact our operating results for that quarter and any future quarters in which such revenue otherwise would have been recognized because a substantial portion of our expenses are relatively fixed in the short-term. As a result of these factors, it is difficult for us to forecast our revenue accurately in any quarter, and our quarterly results may fluctuate substantially.

Market adoption of low-code platforms to drive digital transformation is new and unproven and may not grow as we expect, which may harm our business and prospects.

We believe our future success will depend in large part on growth in the demand for low-code platforms to drive software-enabled digital transformation. It is difficult to predict customer demand for our platform, renewal rates, the rate at which existing customers expand their subscriptions, the size and growth rate of the market for our platform, the entry of competitive products, or the success of existing competitive products. The utilization of low-code software to drive digital transformation is still relatively new. Any expansion in our addressable market depends on a number of factors, including businesses continuing to desire to differentiate themselves through software-enabled digital transformation, increasing their reliance on low-code solutions, changes in the competitive landscape, technological changes, including due to advancements in AI, budgetary constraints of our customers, and changes in economic conditions. If our platform does not achieve widespread adoption or there is a reduction in demand for low-code solutions caused by these factors, it could result in reduced customer purchases, reduced renewal rates, and decreased revenue, any of which will adversely affect our business, operating results, and financial condition.

We currently face significant competition.

The markets for low-code platforms, business process management, case management software, and custom software are highly competitive, rapidly evolving, and have relatively low barriers to entry. The principal competitive factors in our market include the following: platform features, reliability, performance, and effectiveness; ease of use and speed; data fabric; utilization of AI; platform extensibility and ability to integrate with other technology infrastructures; deployment flexibility; robustness of professional services and customer support; price and total cost of ownership; strength of platform security and adherence to industry standards and certifications; strength of sales and marketing efforts; and brand awareness and reputation. If we fail to compete effectively with respect to any of these competitive factors, we may fail to attract new customers or lose or fail to renew existing customers, which would cause our operating results to suffer.

Our main competitors fall into three categories: (1) providers of custom software and customer software solutions that address, or are developed to address, some of the use cases that can be addressed by applications developed on our platform; (2) providers of low-code development platforms; and (3) providers of one or more automation technologies, including BPM, case management, process mining, and RPA.

Some of our actual and potential competitors have advantages over us such as longer operating histories, more established relationships with current or potential customers and commercial partners, significantly greater financial, technical, marketing, or other resources, stronger brand recognition, larger intellectual property portfolios, and broader global distribution and presence. Such competitors may make their solutions available at a low cost or no cost basis in order to enhance their overall relationships with current or potential customers. Our competitors may also be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, or customer requirements, including with respect to AI. With the introduction of AI and new market entrants, we expect competition to intensify in the future. In addition, some of our larger competitors have substantially broader offerings and can bundle competing products with other software offerings. As a result, customers may choose a bundled offering from our competitors, even if individual products have more limited functionality than our platform. These larger competitors are also often in a better position to withstand any significant reduction in capital spending and will therefore not be as susceptible to economic downturns.

If our security measures are actually or perceived to have been breached, or if unauthorized access to our platform or customer data occurs, our platform may be perceived as not being secure, and customers may reduce the use of or stop using our platform, and we may incur significant liabilities.

Our platform, which can be deployed in the cloud or on-premises, allows for the storage and transmission of our customers’ proprietary or confidential information, which may include trade secrets, personally identifiable information, personal health information, and payment card information. Any actual or perceived unauthorized access to, or security incidents affecting, our platform or the information stored on or transmitted by our platform, including through unauthorized and/or malicious activity by one of our employees, could result in the loss of information, litigation, regulatory investigations, penalties, indemnity obligations and other costs, expenses, and liabilities, which could exceed our existing insurance coverage and could result in a substantial financial loss. While we have security measures in place designed to protect customer information and prevent data loss and other security breaches, there can be no assurance these measures will be effective in protecting against malicious unauthorized access to our platform or our customers’ information. Similarly, if cyber incidents such as phishing attacks, viruses, denial of service attacks, supply chain attacks, malware installation, ransomware attacks, server malfunction, software or hardware failures, loss of data or other computer assets, adware, or other similar issues impair the integrity or availability of our systems by affecting our data or reducing access to or shutting down one or more of our computing systems or our IT network, we may be subject to negative treatment by our customers, our business partners, the press, and the public at large. Further, even though we have security measures in place that are tested and verified by third parties, because the techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Additionally, we may be subject to attacks on our networks or systems or attempts to gain unauthorized access to our proprietary or confidential information or other data we or our vendors maintain such as data about our employees. Such attacks and other breaches of security may occur as a result of malicious attacks, human error, social engineering, or other causes. Any of the foregoing risks may be heightened by our use of AI, and the use of AI may enhance the effectiveness of any of the foregoing threat actors or their attempts to gain unauthorized access to our platform or our or our customers’ confidential, proprietary, or personal information. Any actual or perceived breach of our security measures or failure to adequately protect our customers’ or our confidential, proprietary, or personal information could negatively affect our ability to attract new customers, cause existing customers to elect to not renew their subscriptions to our software, or result in reputational damage, any of which could adversely affect our operating results.

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

We derive a material portion of our revenue from a limited number of customers, and the loss of one or more of these customers could materially and adversely impact our business, results of operations, and financial condition.

Our customer base is concentrated. For example, during the years ended December 31, 2023, 2022, and 2021, revenue from U.S. federal government agencies represented 21.3%, 19.2%, and 19.6% of our total revenue, respectively, and the top three U.S. federal government customers generated 4.2%, 4.5%, and 5.6% of our total revenue for the years ended December 31, 2023, 2022, and 2021, respectively. Further, nearly 12% of our subscription customers spent more than $1 million on our software in 2023. If we were to lose one or more of our significant customers, our revenue would significantly decline. In addition, revenue from significant customers may vary from period to period depending on the timing of renewing existing agreements or entering into new agreements. The loss of one or more of our significant customers could materially and adversely affect our business, results of operations, and financial condition.

A portion of our revenue is generated from subscriptions sold to governmental entities and heavily regulated organizations, which are subject to a number of challenges and risks.

A significant portion of our revenue is generated from subscriptions sold to governmental entities, both in the United States and internationally. Additionally, many of our current and prospective customers such as those in the financial services, life sciences, insurance, and healthcare industries are highly regulated and may be required to comply with more stringent regulations in connection with subscribing to and implementing our platform. Selling subscriptions to these entities can be highly competitive, expensive, and time-consuming, often requiring significant upfront time and expense without any assurance we will successfully complete a sale. In addition, if our software does not meet the standards of new or existing regulations, we may be in breach of our contracts with our customers, allowing them to terminate their agreements.

Governmental demand and payment for our platform may also be impacted by public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our platform. The United States has previously experienced lapses in federal appropriations, and any such future lapses could negatively affect our business, results of operations, and financial condition. In addition, governmental and highly regulated entities impose compliance requirements that are complicated, make pricing readily available, subject continued business to unpredictable competitive processes, or are otherwise time-consuming and expensive to satisfy. In the United States, applicable federal contracting regulations change frequently, and the President may issue executive orders requiring federal contractors to adhere to new compliance requirements after a contract is signed. If we commit to meeting special standards or requirements and do not meet them, we could be subject to significant liability from our customers or regulators. Even if we do meet these special standards or requirements, the additional costs associated with providing our platform to government and highly regulated customers could harm our operating results. Moreover, changes in the underlying statutory and regulatory conditions that affect these types of customers could compromise our ability to efficiently provide them access to our platform and to grow or maintain our customer base. In addition, engaging in sales activities to foreign governments introduces additional compliance risks specific to the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, and other similar statutory requirements prohibiting bribery and corruption in the jurisdictions in which we operate.

We have experienced losses in the past, and we may not achieve or sustain profitability in the future.

We generated net losses of $111.4 million, $150.9 million, and $88.6 million in 2023, 2022, and 2021, respectively. As of December 31, 2023, we had an accumulated deficit of $519.9 million. We will need to generate and sustain increased revenue levels in future periods in order to achieve or sustain profitability in the future. We also expect our costs to increase in future periods, which could negatively affect our future operating results if our revenue does not increase commensurately. For example, we intend to continue to expend significant funds to expand our sales and marketing operations, develop and enhance our platform, and expand into new markets. Our efforts to grow our business may be more costly than we expect, and we may not be able to increase our revenue enough to offset our higher operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described in this Annual Report on Form 10-K, and unforeseen expenses, difficulties, complications and delays, and other unknown events. If we are unable to achieve and sustain profitability, our stock price may significantly decrease.

AI is a disruptive set of technologies that may affect the markets for our software dramatically and in unpredictable ways.

The emerging technologies described as AI, which include machine learning, application of large language models, generative AI, machine learning models, and similar means of algorithm self-generation and other AI tools have the ability to affect the market for our software by directing what are now human-orchestrated processes into machine-orchestrated processes. In recent years, AI technologies have been the subject of great interest to our customers and to followers of our markets, and these technologies have been showcased and subject to substantial interest among our customer base. To the extent that we incorporate or will in the future incorporate AI into our software platform, either directly or through integration with AI technologies, we could benefit greatly from the speed and accuracy presented by those technologies, and it could improve our market position relative to our competitors. On the other hand, should we either fail to adopt or integrate with AI technologies that show benefits to our customers, or should AI technologies for code generation or application development reduce the demand for our process automation platform, we could struggle to continue to grow our business or lose business with existing customers to such technologies, and this could negatively impact our business performance and results of operations.

We have incorporated, and may continue to incorporate, AI in our products and services, and this incorporation of AI in our business and operations may become more significant over time. The use of generative AI, a relatively new and emerging technology in the early stages of commercial use, exposes us to additional risks, such as damage to our reputation, competitive position, and business, legal and regulatory risks and additional costs. For example, generative AI has been known to produce false or “hallucinatory” inferences or output, and certain generative AI uses machine learning and predictive analytics, which can create inaccurate, incomplete, or misleading content, unintended biases, and other discriminatory or unexpected results, errors or inadequacies, any of which may not be easily detectable by us or any of our related service providers. As a result, while generative AI may help provide more tailored or personalized experiences or output, if the content, analyses, or recommendations produced by any of our products or services that use or incorporate generative AI are, or are perceived to be, deficient, inaccurate, biased, unethical or otherwise flawed, our reputation, competitive position and business may be materially and adversely affected. In addition, new laws and regulations, or the interpretation of existing laws and regulations, in any of the jurisdictions we operate in may affect our ability to leverage AI in any of our products and services, and may expose us to government enforcement or civil suits. As the legal and regulatory framework encompassing AI matures, it may result in increases in our operational and development expenses that impact our ability to develop, earn revenue from or utilize any products or services incorporating AI. For more information on the legal and regulatory risks associated with the use of AI, please see our risk factor below at “—Regulatory and legislative developments related to the use of AI could adversely affect our use of such technologies in our products, services, and business.” Additionally, if any of our employees, contractors, vendors or service providers use any third-party software incorporating AI in connection with our business or the services they provide to us, it may lead to the inadvertent disclosure or incorporation of our confidential, sensitive or proprietary information into publicly available training sets which may impact our ability to realize the benefit of, or adequately maintain, protect and enforce our intellectual property or sensitive or confidential information, harming our competitive position and business. Our ability to mitigate risks associated with disclosure of our proprietary, sensitive or confidential information, including in connection with the use of AI, will depend on our implementation, maintenance, monitoring and enforcement of appropriate technical and administrative safeguards, policies and procedures governing the use of AI in our business. Additionally, any output created by us using generative AI may not be subject to copyright protection which may adversely affect our or our customers’ intellectual property rights in, or ability to commercialize or use, any such content. In the U.S., a number of civil lawsuits have been initiated related to the foregoing and other concerns, any one of which may, amongst other things, require us to limit the ways in which our AI tools and technologies are trained, refined or implemented, and may affect our ability to develop products or services using or incorporating AI. While AI-related lawsuits to date have generally focused on certain foundational AI service providers and large language models, our use of any output produced by generative AI may expose us to claims, increasing our risks of liability. For example, the output produced by generative AI may include information subject to certain privacy or rights of publicity laws or constitute an unauthorized derivative work of the copyrighted material used in training the underlying AI model, any of which may create a risk of liability for us, or adversely affect our business or operations. In addition, the use of AI has resulted in, and may in the future result in, cybersecurity incidents that implicate the personal data of users of our AI tools or technologies. To the extent that we do not have sufficient rights to use any data or other material or content produced by generative AI in our business, or if we experience cybersecurity incidents in connection with our use of AI, it could adversely affect our reputation and expose us to legal liability or regulatory risk, including with respect to third-party intellectual property, privacy, publicity, contractual or other rights. Furthermore, our competitors, customers or other third parties may incorporate AI into their products more quickly or more successfully than us, which could impair our ability to compete effectively. If any third-party AI tools are trained using or otherwise leverage any of our proprietary data or data sets, our competitive advantage may be impaired, and our ability to commercialize our own AI tools or such data and data sets may be undermined, damaging our operations and business. The increasing use of generative AI by third parties may also negatively impact the integrity of our own proprietary data, data sets and content databases if and to the extent that any invalid, inaccurate, biased or otherwise flawed data produced by any such AI systems may inadvertently be incorporated in our proprietary data, data sets or content databases, negatively affecting our reputation, and the value of our proprietary data, data sets or content databases. AI also may impact our business in other ways, including with respect to hiring, employee turnover, our environmental footprint, and research and development costs. As generative AI and other AI tools are relatively new, sophisticated and evolving quickly, we cannot predict all of the risks that may arise from our current or future use of AI in our business. Any of the foregoing and any similar issues, whether actual or perceived, could negatively impact our customers’ experience and diminish the perceived quality and value of our products and services. This in turn could damage our brand, reputation, competitive position, and business.

As the use of AI becomes more prevalent, including in the industries in which we operate, we anticipate that AI will continue to present new or unanticipated ethical, reputational, technical, operational, legal, competitive, and regulatory issues, among others. We expect that our incorporation of AI in our business will require additional resources, including the incurrence of additional costs, to develop and maintain our AI-related products and services, to minimize potentially harmful or unintended consequences, to comply with applicable and emerging laws and regulations, to maintain or extend our competitive position, and to address any ethical, reputational, technical, operational, legal, competitive or regulatory issues which may arise as a result of any of the foregoing. As a result, the challenges presented with our use of AI could adversely affect our business, financial condition and results of operations.

Regulatory and legislative developments related to the use of AI could adversely affect our use of such technologies in our products, services, and business.

We use AI, including machine learning and generative AI, throughout our business. As the regulatory framework for machine learning technology, generative AI and automated decision making evolves, our business, financial condition, and results of operations may be adversely affected. The regulatory framework for AI and similar technologies, and automated decision making, is changing rapidly. It is possible that new laws and regulations will be adopted in the United States and in non-U.S. jurisdictions, or that existing laws and regulations may be interpreted in ways that would affect the operation of our business, including our data analytics products and services and the way in which we use AI and similar technologies in our business. For example, the European Union’s proposed Artificial Intelligence Act, if enacted in its current form or any similar form, would have a material impact on the way AI is regulated in the EU, including significant fines for violations related to offering prohibited AI systems or data governance, high-risk AI systems and for supplying incorrect, incomplete, or misleading information to EU and member state authorities. We may not be able to adequately anticipate or respond to these evolving laws and regulations, and we may need to expend additional resources to adjust our products or services in certain jurisdictions if applicable legal frameworks are inconsistent across jurisdictions. In addition, because these technologies are themselves highly complex and rapidly developing, it is not possible to predict all of the legal or regulatory risks that may arise relating to our use of such technologies. Further, the cost to comply with such laws or regulations could be significant and would increase our operating expenses, which could adversely affect our business, financial condition and results of operations.

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
•Changes in customers’ budgets;
•Lapses of federal appropriations in the United States for our government customers;
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

In addition, we have historically experienced seasonality in terms of when we enter into agreements with customers. We typically enter into a significantly higher percentage of agreements with new customers, as well as renewal agreements with existing customers, in the fourth quarter. The increase in customer agreements for the fourth quarter is attributable to large enterprise account buying patterns typical in the software industry. Furthermore, we usually enter into a significant portion of agreements with customers during the last month, and often the last two weeks, of each quarter. This seasonality is reflected to a much lesser extent, and sometimes is not immediately apparent, in revenue due to the fact we recognize cloud subscriptions revenue over the term of the subscription agreement, which is generally one to three years. We expect seasonality will continue to affect our operating results in the future and may reduce our ability to predict cash flow and optimize the timing of our operating expenses.

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

We believe our success has depended, and continues to depend, on the efforts and talents of our senior management team, particularly Matt Calkins, our founder and Chief Executive Officer, and our highly skilled team members, including our sales personnel, professional services personnel, cloud engineering and support personnel, and software engineers. We do not maintain key person insurance on any of our executive officers or key employees. From time to time, there have been and may continue to be changes in our senior management team resulting from the termination or departure of our executive officers and key employees. Our senior management and key employees are employed on an at-will basis, which means they could terminate their employment with us at any time.

Many of our executive officers and key employees receive equity compensation as a significant portion of their overall compensation package. A substantial decrease in the market price of our Class A common stock would effectively reduce the compensation of such persons. The loss of any of our senior management or key employees, particularly Mr. Calkins, could adversely affect our ability to build on the efforts they have undertaken and to execute our business plan, and we may not be able to find adequate replacements. We cannot ensure we will be able to retain the services of any members of our senior management or other key employees.

Our ability to successfully pursue our growth strategy also depends on our ability to attract, motivate, and retain our personnel. Competition for highly-qualified employees in all aspects of our business, including sales personnel, professional services personnel, cloud engineering and support personnel, and software engineers, is intense. As a result of the COVID-19 pandemic, many more employers allowed remote work, which resulted in the market for employee talent becoming more national and some employees preferring remote work. As we have chosen to return to office-based work over time to benefit from the better culture and productivity we believe in-office work affords, we may not be able to attract and retain employees who would choose to work remotely, while we also still face hiring competition from companies with remote-based workforces who can hire without respect to office location. Our continued ability to compete effectively depends on our ability to attract new employees and to retain and motivate existing employees.

If we do not continue to innovate and provide a platform that is useful to our customers, we may not remain competitive, and our revenue and operating results could suffer.

Our success depends on continued innovation to provide features that make our platform useful for our customers, including with respect to developments in AI, our ability to persuade existing customers to expand their use of our platform to additional use cases and additional applications, and to purchase additional software licenses to our platform. We must continue to invest significant resources in research and development in order to continually improve the speed and power of our platform. We may introduce significant changes to our platform or develop and introduce new and unproven products, including using technologies with which we have little or no prior development or operating experience. If we are unable to continue offering innovative solutions or if new or enhanced solutions fail to engage our customers, we may be unable to attract additional customers or retain our current customers, which may adversely affect our business, operating results, and financial condition.

We may need to reduce or change our pricing model to remain competitive.

The market for our platform is still evolving, and competitive dynamics may cause pricing levels to change as the market matures and as existing and new market participants introduce new types of solutions and different approaches to enable customers to address their needs. As a result, we may be forced to reduce the prices we charge for software and may be required to offer terms less favorable to us for new and renewing agreements. We generally sell our software on a per-user basis or through non-user-based single application licenses. We have changed and expect we will continue to need to change our pricing model from time to time. As competitors introduce new products that compete with ours or reduce their prices, we may be unable to attract new customers or retain existing customers based on our historical pricing. We also must determine the appropriate price to enable us to compete effectively internationally. Moreover, mid- to large-size enterprises may demand substantial price discounts as part of the negotiation of sales contracts. As a result, we may be required or choose to reduce our prices or change our pricing model, which could adversely affect our business, operating results, and financial condition.

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

We derive, and expect to increasingly derive in the future, a substantial portion of our revenue from the sale of software subscriptions. For 2023, 2022, and 2021, approximately 75.6%, 72.7%, and 71.4%, respectively, of our total revenue was subscriptions revenue. In order for us to improve our operating results, it is important our customers renew their subscriptions with us when their initial term expires, as well as purchase additional subscriptions from us. In general, our customers have no renewal obligation after their initial term expires, and we cannot provide assurance we will be able to renew subscriptions with any of our customers at the same or higher contract value.

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

We outsource substantially all of the infrastructure relating to our cloud offering to AWS, which hosts our platform on our customers’ behalf. Customers of our cloud offering need to be able to access our platform at any time, without interruption or degradation of performance, and we provide them with service level commitments with respect to uptime. AWS runs its own platform we access, and we are, therefore, vulnerable to service interruptions at AWS. We may experience material interruptions, delays, and outages in service and availability from time to time as a result of problems with our AWS provided infrastructure, which could render our cloud offering inaccessible to customers. Additionally, AWS has suffered outages at specific customer locations in the past, rendering the customer unable to access our offering for periods of time. Lack of availability of our AWS infrastructure could be due to a number of potential causes including technical failures, natural disasters, fraud, or security attacks we cannot predict or prevent. Such outages could lead to the triggering of our service level agreements and the issuance of credits to our cloud offering customers, which may impact our operating results.

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

Our agreement with AWS allows AWS to terminate the agreement by providing two years' prior written notice and may allow AWS to terminate in case of a breach of contract if such breach is uncured for 30 days or to terminate upon 30 days’ advance written notice if AWS’s further provision of services to us becomes impractical for legal or regulatory reasons. Although we expect we could receive similar services from other third parties if any of our arrangements with AWS are terminated, we could experience interruptions on our platform and in our ability to make our platform available to customers, as well as delays and additional expenses in arranging alternative cloud infrastructure services.

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

A component of our growth strategy involves the further expansion of our operations and customer base internationally. In 2023, 2022, and 2021, revenue generated from customers outside the United States was 35.8%, 33.5%, and 34.0%, respectively, of our total revenue. We currently operate in Canada, Switzerland, the United Kingdom, France, Germany, the Netherlands, Italy, Australia, Spain, Singapore, Sweden, Japan, Mexico, India, and Portugal. In the future, we may expand to other international locations. Our current international operations and future initiatives will involve a variety of risks, including:

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

We have obtained a substantial judgment against our competitor, Pegasystems, for willful and malicious trade secret misappropriation, and elements of our ability to obtain payment with respect to that judgment are subject to risk.

On May 9, 2022, a jury returned a verdict that Pegasystems, Inc., willfully and maliciously misappropriated trade secrets from us and awarded us $2.036 billion in damages for Pegasystems’ unjust enrichment for usage of our trade secrets. A judge entered a final judgment on that verdict on September 15, 2022 and further granted us $23.6 million in attorney’s fees as well as statutory post-judgment interest at an annual rate of 6%, or approximately $122.0 million per year. Pegasystems has appealed the final judgment to the Virginia Court of Appeals, and the appeal is pending. In September 2023, we obtained a judgment preservation insurance policy that would pay us up to $500.0 million in coverage to the extent the final judgment were reversed or reduced after all appeals and further litigation are exhausted. While we believe strongly the final judgment should be upheld, we cannot guarantee it will be upheld in its entirety or in part. In addition, while Pegasystems has made public assurances that it could raise the funds necessary to pay the judgment, it does not currently have the cash necessary to satisfy the full amount of the final judgment, and we would be at risk of having to collect a substantial judgment as a creditor if Pegasystems is unable to raise the necessary funds when and if the final judgment becomes enforceable. Finally, as with any insurance policy, our ability to collect judgment preservation insurance proceeds is subject to the financial soundness of the insurers underwriting our policy, as well as any denial of coverage under the policy. While we have not included any payment from Pegasystems or insurance proceeds in our financial statements or operational planning, any failure to collect on all or a portion of the judgment or the insurance proceeds may be viewed negatively and our stock price could decline.

We maintain cash deposits in excess of federally insured limits. Adverse developments affecting financial institutions, including bank failures, could adversely affect our liquidity and financial performance.

We regularly maintain domestic cash deposits in banks insured by the Federal Deposit Insurance Corporation (the “FDIC”) that exceed the FDIC insurance limits. Bank failures, events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, or concerns or rumors about such events, may lead to liquidity constraints. For example, on March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, and the FDIC was appointed receiver of SVB. If other banks and financial institutions enter receivership or become insolvent in the future due to financial conditions affecting the banking system and financial markets, our ability to access our cash, cash equivalents, and investments, including transferring funds, making payments, or receiving funds may be threatened and could have a material adverse effect on our business and financial condition. There can be no assurance our deposits in excess of the FDIC or other comparable insurance limits will be backstopped by the U.S. government or that any bank or financial institution with which we do business will be able to obtain needed liquidity from other banks, government institutions, or by acquisition in the event of a failure or liquidity crisis.

Pursuant to the terms of our outstanding indebtedness, we may be limited in our ability to incur future debt.

We have a Senior Secured Credit Facilities Credit Agreement (as amended from time to time, the “Credit Agreement”) with the several banks and other financial institutions or entities from time to time parties to the Credit Agreement, as lenders, and First Citizen Bank & Trust Company, as administrative agent and collateral agent for the lenders, which as of December 31, 2023, provides for a five-year term loan facility in an aggregate principal amount of $150.0 million and up to $75.0 million for a revolving credit facility, including a letter of credit sub-facility in the aggregate availability amount of $15.0 million and a swingline sub-facility in the aggregate availability amount of $10.0 million (as a sublimit of the revolving loan facility). Our obligations under the Credit Agreement are secured by substantially all of our assets.

Pursuant to the terms of the Credit Agreement, we are limited in our ability to incur additional indebtedness other than on the terms and conditions thereof. In addition, a failure to comply with the covenants under the Credit Agreement could result in an event of default by us and an acceleration of amounts due. If an event of default occurs that is not waived by the lenders, and the lenders accelerate any amounts due, we may not be able to make accelerated payments, and the lender could seek to enforce their security interests in the collateral securing such indebtedness, which could have a material adverse effect on our business and results of operations.

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

The functionality and attractiveness of our platform depends, in part, on our ability to integrate our platform with third-party applications and platforms, including customer relationship management, human resources information, accounting, and enterprise resource planning systems our customers use and from which they obtain data. Third-party providers of applications and application programming interfaces, or APIs, may change the features of their applications and platforms, restrict our access to their applications and platforms, or alter the terms governing use of their applications and APIs and access to those applications and platforms in an adverse manner. Such changes could functionally limit or terminate our ability to use these third-party applications and platforms in conjunction with our platform, which could negatively impact our offerings and harm our business. If we fail to integrate our software with new third-party applications and platforms our customers use, we may not be able to offer the functionality our customers need, which would negatively impact our ability to generate revenue and adversely impact our business.

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

Adverse economic conditions abroad may negatively impact our business.

Our business depends on the overall demand for enterprise software and on the economic health of our current and prospective customers. The economies of countries in Europe have experienced weakness from time to time in the recent past and may experience weakness in the future. We have operations in the United Kingdom and in Europe and current and potential new customers in Europe. If economic conditions in Europe and other key markets for our platform weaken or deteriorate, many customers may delay or reduce their information technology spending. This could result in reductions in sales of our platform, a decrease in our renewal rate, longer sales cycles, reductions in subscription duration and value, slower adoption of new technologies, and increased price competition. Any of these events would likely have an adverse effect on our business, operating results, and financial position.

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

Because we collect and store personal information, domestic and international privacy and security concerns could result in additional costs and liabilities to us, inhibit sales of our software, and subject us to complex and evolving federal, state, and foreign laws and regulations regarding privacy, data protection, and other related matters.

Personal privacy has become a significant issue in the United States and in many other countries where we offer our software for sale. The regulatory framework for privacy issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. An increasing number of countries and U.S. states have enacted comprehensive privacy laws, and many are considering adopting additional laws, rules, regulations, and industry standards regarding the collection, use, storage, or other processing of data. Interpretation of these laws, rules, and regulations and their application to our software and professional services, as well as to our corporate and marketing activities in the United States and foreign jurisdictions, is ongoing and cannot be fully determined at this time.

In the United States, these include rules and regulations promulgated under the authority of the Federal Trade Commission, the Electronic Communications Privacy Act, the Computer Fraud and Abuse Act, the Health Insurance Portability and Accountability Act of 1996, the Gramm Leach Bliley Act, the California Consumer Privacy Act (as modified by the California Privacy Rights Act), or the CCPA, and other state laws relating to privacy and data security. The CCPA contains detailed requirements regarding collecting and processing personal information, imposes certain limitations on how such information may be used, and provides rights to consumers that have never before been available, all of which may be imposed on us by our customers. Further, the CCPA expands consumers’ rights with respect to certain sensitive personal information. Some state laws may be more stringent or broader in scope or offer greater individual rights with respect to confidential, sensitive, and personal information than federal, international, or other state laws, and such laws may differ from each other, which may complicate compliance efforts. New legislation proposed or enacted in various other states will continue to shape the data privacy environment nationally.

Internationally, the European Union has adopted a comprehensive and evolving general data protection regulation, or the GDPR, which contains numerous requirements related to rights of data subjects in their personal data, including more robust obligations on data processors and heavier documentation requirements for data protection compliance programs by companies in general. In addition, absent appropriate safeguards or other circumstances, the GDPR generally restricts the transfer of personal data to non-adequate countries and/or organizations outside of the European Economic Area, or EEA, such as India, Australia, and non-certified organizations in the United States, which the European Commission does not consider to provide an adequate level of data privacy and security. In July 2023, the new EU-US Data Privacy Framework (“EU-US DPF”), the replacement for the invalidated EU-US Privacy Shield, came into force, allowing U.S. businesses to become certified as adequate for the purposes of data transfers from the EEA, no longer always necessitating the signature of “Standard Contractual Clauses.” The EU-US DPF, however, still requires parties relying upon that legal mechanism to comply with obligations similar to those required under the Standard Contractual Clauses such as conducting transfer impact assessments to determine whether additional security measures are necessary to protect the at-issue personal data. Appian is currently certified under the new EU-US Data Privacy Framework. However, due to potential legal challenges, there exists some uncertainty regarding whether the new EU-US DPF or the Standard Contractual Clauses will remain a valid mechanism for transfers of personal data out of the EEA.

Additionally, new EU legislation which came into force in 2023 such as the Digital Services Act (impacting online advertising), the Digital Markets Act (impacting those providing core platform services), the Data Governance Act (impacting public sector data), and the NIS2 Directive (cybersecurity) impact our own activities, those of our regulated and public sector customers, and those of our significant partners such as AWS.

While the U.K., following Brexit, is currently considered to hold adequacy for the purposes of data transfers from the EEA, proposed changes to U.K. privacy legislation may impact the U.K.’s adequacy standing. The UK’s Data Protection Act of 2018 as supplemented by the GDPR and as implemented into UK law (collectively, “UK GDPR”) imposes similar, stringent data protection requirements to the GDPR. While the UK GDPR currently imposes substantially the same obligations as the GDPR, the UK GDPR will not automatically incorporate changes to the GDPR going forward (which would need to be specifically incorporated by the UK government). Moreover, the UK government has publicly announced plans to reform the UK GDPR in ways that, if formalized, are likely to deviate from the GDPR, all of which creates a risk of divergent parallel regimes and related uncertainty, along with the potential for increased compliance costs and risks for affected businesses.

Virtually every jurisdiction or regulated industry in which we operate has established its own data security and privacy legal framework with which we or our customers must comply. Since we operate across a variety of industries, we may be hosting or otherwise processing substantial amounts of sensitive or otherwise regulated personal information such as identifiable health information. The effects of any of this legislation and future changes to interpretations of this legislation could be potentially far-reaching and will require us to modify our data management practices and to incur substantial expense in an effort to comply.

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

Any inability to adequately address privacy or cybersecurity concerns, even if unfounded, or comply with applicable privacy or data protection laws, regulations, and policies could result in additional cost and liability to us, damage our reputation, inhibit sales, and adversely affect our business.

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

In addition, the use of the internet as a business tool could be adversely affected due to delays in the development or adoption of new standards and protocols to handle increased demands of internet activity, security, reliability, cost, ease of use, accessibility, and quality of service. The performance of the internet and its acceptance as a business tool have been adversely affected by viruses, worms, and similar malicious programs, along with distributed denial of service (“DDoS”), and similar attacks. As a result, the internet has experienced a variety of outages and other delays as a result of such damage to or attacks on portions of its infrastructure. If the use of the internet is adversely affected by these issues, demand for our platform could suffer.

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

The United States and other countries maintain and administer export and import laws and regulations, including various economic and trade sanctions such as those administered by the Office of Foreign Assets Control (“OFAC”), which apply to our business. We are required to comply with these laws and regulations. If we fail to comply with such laws and regulations, we and certain of our employees could be subject to substantial civil or criminal penalties, including the possible loss of export or import privileges, fines which may be imposed on us and responsible employees or managers, and, in extreme cases, the incarceration of responsible employees or managers.

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

As of December 31, 2023, we had 16 issued patents and nine pending patent applications related to our platform and its technology. We have registered the “Appian” name and logo in the United States and certain other countries. We have registrations and/or pending applications for additional marks in the United States. We cannot provide assurance that any current or future applications for registrations for patent or trademark applications will result in the grant of any valid, enforceable intellectual property rights. Further, we cannot provide assurance that any granted patent or trademark will provide the protection we seek, will be valid if challenged, or will be sufficiently broad in actions against alleged infringers. Moreover, any of our granted intellectual property rights may be rendered invalid by future changes in the law, defects in our prosecution processes, or preexisting technology, rights, or marks.

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

Further, our use of AI technologies internally and implemented as part of our platform may expose us to additional risks regarding our intellectual property. For more information on the legal and regulatory risks associated with the use of AI, please see our risk factors above at “—AI is a disruptive set of technologies that may affect the markets for our software dramatically and in unpredictable ways,” and “—Regulatory and legislative developments related to the use of AI could adversely affect our use of such technologies in our products, services, and business.”

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

Risks Related to Tax and Accounting Matters

If our estimates or judgments relating to our critical accounting estimates prove to be incorrect, our results of operations could be adversely affected.

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances, as provided in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K. The results of these estimates form the basis for making judgments about the amount of revenue. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions in our critical accounting policies, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our Class A common stock.

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

As of December 31, 2023, we had gross U.S. federal and state net operating loss carryforwards, or NOLs, of $295.9 million and $306.8 million, respectively, available to offset future taxable income. NOLs generated in tax years ended on or prior to December 31, 2017 will substantially expire by 2037 if unused. As a result of certain provisions in the Tax Cuts and Jobs Act of 2017, or the TCJA, as modified by the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, federal NOLs generated in tax years beginning after December 31, 2017 may be carried forward indefinitely but, in the case of tax years beginning after 2020, may only be used to offset 80% of our taxable income annually. Under the provisions of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, substantial changes in our ownership may limit the amount of pre-change NOLs that can be utilized annually in the future to offset taxable income. Section 382 of the Internal Revenue Code imposes limitations on a company’s ability to use NOLs if a company experiences a more-than-50-percent ownership change over a three-year testing period. Based upon our analysis as of December 31, 2023, we have determined we do not expect these limitations to impair our ability to use our NOLs prior to expiration. However, if changes in our ownership occur in the future, our ability to use our NOLs may be further limited. For these reasons, we may not be able to utilize a material portion of the NOLs, even if we achieve profitability.

As of December 31, 2023, we also had gross foreign NOLs of $192.3 million, primarily at our Swiss subsidiary, Appian Software International. As of December 31, 2023, we had tax-effected Swiss NOLs of $21.8 million. We also had tax-effected Swiss NOL expirations of $1.1 million in 2023, and a piece of our foreign NOLs will continue to expire each year if unutilized. If we are limited in our ability to use our NOLs in future years in which we have taxable income, we will pay more taxes than if we were able to fully utilize our NOLs. This could adversely affect our operating results and the market price of our Class A common stock.

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

During the evaluation and testing process of our internal controls, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert our internal control over financial reporting is effective. While we have established certain procedures and controls over our financial reporting processes, we cannot provide assurance these efforts will prevent restatements of our financial statements in the future. Our independent registered public accounting firm is also required, pursuant to Section 404, to attest to and report on management’s assessment of our internal control over financial reporting, which report is included elsewhere in this Annual Report on Form 10-K. This assessment is required to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. For future reporting periods, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed, or operating. We may not be able to remediate any future material weaknesses or to complete our evaluation, testing, and any required remediation in a timely fashion.

Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition or results of operations. If we are unable to conclude our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our Class A common stock could decline, and we could be subject to sanctions or investigations by the Nasdaq Global Market, the SEC, or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting or to implement or maintain other effective control systems required of public companies could also restrict our future access to the capital markets.

Risks Related to Our Class A Common Stock

The dual class structure of our common stock and the existing ownership of capital stock by Matt Calkins, our founder and Chief Executive Officer, has the effect of concentrating voting control with Mr. Calkins for the foreseeable future, which will limit the ability of others to influence corporate matters.

Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. Given the greater number of votes per share attributed to our Class B common stock, our Class B stockholders collectively beneficially owned shares representing approximately 88% of the voting power of our outstanding capital stock as of December 31, 2023. Further, Mr. Calkins, our founder and Chief Executive Officer, together with his affiliates, collectively beneficially owned shares representing approximately 81% of the voting power of our outstanding capital stock as of December 31, 2023. Consequently, Mr. Calkins, together with his affiliates, is able to control a majority of the voting power even if their stock holdings represent as few as approximately 24% of the outstanding number of shares of our common stock. This concentrated control will limit the ability of others to influence corporate matters for the foreseeable future. For example, Mr. Calkins will be able to control elections of directors, amendments of our certificate of incorporation or bylaws, increases to the number of shares available for issuance under our equity incentive plans or adoption of new equity incentive plans, and approval of any merger or sale of assets for the foreseeable future. This concentrated control could also discourage a potential investor from acquiring our Class A common stock due to the limited voting power of such stock relative to the Class B common stock and might harm the market price of our Class A common stock. In addition, Mr. Calkins has the ability to control the management and major strategic investments of our company as a result of his position as our Chief Executive Officer and his ability to control the election or replacement of our directors. As a board member and officer, Mr. Calkins owes a fiduciary duty to our stockholders and must act in good faith in a manner he reasonably believes to be in the best interests of our stockholders. However, as a stockholder, even a controlling stockholder, Mr. Calkins is entitled to vote his shares, and shares over which he has voting control, in his own interests, which may not always be in the interests of our stockholders generally.

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

We have never declared or paid any cash dividends on our common stock, and we do not intend to pay any cash dividends in the foreseeable future. We anticipate we will retain all of our future earnings for use in the development of our business and for general corporate purposes. Additionally, our ability to pay dividends on our common stock is limited by restrictions under the terms of our Credit Agreement. Any determination to pay dividends in the future will be at the discretion of our Board of Directors. Accordingly, investors must rely on sales of their Class A common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.

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

General worldwide economic conditions have experienced significant instability due to the global economic uncertainty and financial market conditions caused by the ongoing Russia-Ukraine war and unrest in the Middle East. In addition, inflation rates in the recent past rose to historically high levels. The existence of inflation in the U.S. and global economy has, and may continue to result in, higher interest rates and capital costs, increased costs of labor, fluctuating exchange rates, and other similar effects.

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

Furthermore, we cannot predict the timing, strength, or duration of any economic slowdown or recovery. In addition, even if the overall economy is robust, we cannot provide assurances that the market for services such as ours will experience growth or that we will experience growth.

Our stock price has been volatile and may be volatile in the future.

The market price of our Class A common stock has been volatile and may continue to fluctuate substantially as a result of a variety of factors. Since shares of our Class A common stock were sold in our initial public offering, or IPO, in May 2017 at a price of $12.00 per share, our stock price has ranged from an intraday low of $14.60 to an intraday high of $260.00 through February 12, 2024. Factors that may affect the market price of our Class A common stock and our ability to raise capital through the sale of additional equity securities include:

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
•Trading activity by any of our four large stockholders who collectively owned approximately 37% of our publicly traded Class A common stock as of December 31, 2023;
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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Cybersecurity Risk Management

As part of our overall risk management system, we have established certain procedures to assess, identify, and manage material risks from cybersecurity threats. Our cybersecurity risk management system is designed to align with industry best practices, including International Organization for Standardization, or ISO, standards, provide a framework for handling cybersecurity threats and incidents, and facilitate coordination across different departments of our company. As part of this system, we have a formally documented information security management program and conduct regular tabletop exercises that include participation from executive officers. In addition, we engage consultants and other third parties who are experts in the cybersecurity risk management field to review and provide testing services as well as general incident management services. These engagements directly contribute to industry certifications and attestations that demonstrate our dedication to protecting the data that we are entrusted with by customers. Our Governance, Risk and Compliance team within the information security management program oversees and identifies material cybersecurity risks associated with our use of these third-party service providers through a formal vendor security risk management program.

Board Governance Disclosure

One of the Board’s key functions is informed oversight of our risk management process, which includes responsibility for ensuring management has processes in place designed to identify, evaluate, manage, and mitigate cybersecurity risks to which it is exposed. The Board receives regular updates, on at least a quarterly basis, from our senior management team on such cybersecurity risks, developments in cybersecurity, and updates to the Company’s information security management program. The Board is also involved in strategic decisions related to the impact of these risks on our business.

Management Governance Disclosure

Our senior management team, which includes our Chief Information Security Officer, or CISO, is responsible for identifying, assessing, and managing material risks from cybersecurity threats, as well as for establishing processes to ensure such risks are monitored and mitigated, with the CISO taking the lead on such matters. Our CISO, who joined Appian in May 2021, brings over 17 years’ experience in security and compliance initiatives, including experience in the software-as-a-service and platform-as-a-service cloud industries. We have documented the framework and process for when and by whom senior management is informed and when such information will be reported to the other parties in our Incident Response Guide, which is regularly reviewed and updated by the information security team.

Item 2. Properties.

As of December 31, 2023, our corporate headquarters occupies approximately 300,000 square feet in McLean, Virginia under an operating lease that expires in October 2031. Approximately 32,000 square feet of headquarters space is subleased. We also lease space in Australia, Italy, India, Spain, and the United Kingdom under operating lease agreements with various expiration dates through 2028. In addition, we utilize flexible workspaces depending on the occupancy needs in each of the countries we operate in. We believe our facilities are suitable and adequate to meet our needs.

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

Defendant Youyong Zou has satisfied the judgment of $5,000 (plus interest) against him in lieu of appealing that judgment. On September 15, 2022, Pegasystems filed a notice of appeal to the Court of Appeals of Virginia. Both sides have submitted their respective appeal briefs to the Court of Appeals, and the Court held a hearing on the appeal on November 15, 2023. The timeline of the case is solely within the control of the Court of Appeals until it rules. Pegasystems is not required to pay us the judgment, attorney’s fees, or post-judgment interest until all appeals are exhausted. We cannot predict the outcome of any appeals or the exact time it will take to resolve them. Consistent with other judgments, there is no guarantee we will be able to collect all or any portion of the judgment.

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

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Market Information

Our Class A common stock is listed on the Nasdaq Global Market under the symbol “APPN.” Our Class B common stock is not listed or traded on any stock exchange.

As of February 12, 2024, there were 18 holders of record of our Class A common stock and 32 holders of record of our Class B common stock. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividends

We have never declared or paid as a public company, and do not anticipate declaring or paying in the foreseeable future, any cash dividends on our common stock. Any future determination as to the declaration and payment of dividends or share repurchase program, if any, will be at the discretion of our Board of Directors, subject to applicable laws, and will depend on then existing conditions, including our financial condition, operating results, contractual restrictions pursuant to our outstanding Credit Agreement, capital requirements, business prospects, and other factors our Board of Directors may deem relevant.

Stock Performance Graph

This section is not deemed “filed” with the SEC and shall not be deemed incorporated by reference into any of our other filings under the Exchange Act or the Securities Act, irrespective of any general incorporation language in any such filing.

The following graph shows a comparison from December 31, 2018 through December 31, 2023, of the cumulative five year total return for an investment of $100 in our Class A common stock, the Nasdaq Global Market Composite Index, and the Nasdaq Computer Index. Data for the Nasdaq Global Market Composite Index and the Nasdaq Computer Index assume reinvestment of any dividends. The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.
Comparison of Cumulative Five Year Total Return
Among Appian Corporation, the Nasdaq Global Market Composite Index, and the Nasdaq Computer Index

$700.00
$600.00
$500.00
$400.00
$300.00
$200.00
$100.00
$—
12/18
12/19
12/20
12/21
12/22
12/23
Appian Corporation
Nasdaq Global Market Composite
Nasdaq Computer

	As of December 31,
	2018	2019	2020	2021	2022	2023
Appian Corporation	$100.00	$143.06	$606.85	$244.14	$121.90	$141.00
Nasdaq Global Market Composite	$100.00	$137.87	$227.32	$192.85	$106.73	$113.60
Nasdaq Computer	$100.00	$150.34	$225.48	$310.84	$199.64	$332.34

Purchase of Equity Securities by the Issuer and Affiliated Purchases

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased under the plan (2)
October 1 to October 31, 2023	5,182	$44.05	5,182	876,206
November 1 to November 30, 2023	5,370	$41.70	5,370	870,836
December 1 to December 31, 2023	5,657	$38.51	5,657	865,179
Total	16,209	$41.34	16,209	865,179
(1) Shares purchased represent shares purchased on the open market pursuant to the Appian Corporation Employee Stock Purchase Plan (“ESPP”), which was approved by the Company’s stockholders on June 11, 2021. The ESPP provides employees with an opportunity to purchase the Company’s common stock through payroll deductions and provides for a Company match of 5% to 15%, subject to limits set forth in the ESPP. Shares purchased under the ESPP are deposited into the participants’ accounts.

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

We have generated the majority of our revenue from sales of subscriptions, which include (1) cloud subscriptions bundled with maintenance and support and hosting services and (2) term license subscriptions bundled with maintenance and support. Our subscription contracts are priced based primarily on the number of users who access and utilize the applications built on our platform or, alternatively, non-user-based single application licenses. Our subscription contract terms generally vary from one to three years with most providing for payment in advance on an annual, quarterly, or monthly basis. Due to the variability of our billing terms and the episodic nature of our customers purchasing additional subscriptions, we do not believe changes in our deferred revenue in a given period are directly correlated with our revenue growth.

We have invested in our Customer Success organization to help ensure customers are able to build and deploy applications on our platform. We have several strategic partnerships, including with Accenture, Capgemini, Deloitte, EY, KPMG, PwC, and TCS, which allow them to refer customers to us in order to purchase subscriptions. Our partners then provide professional services directly to the customers using our platform. We intend to continue focusing on adding new customers with our strategic partners. In addition, over time we expect our professional services revenue as a percentage of total revenue to decline as we increasingly rely on strategic partners to help our customers deploy our software. We believe our investment in professional services, including strategic partners building their practices around Appian, will drive increased adoption of our platform.

As of December 31, 2023, we had approximately 1,000 customers. Our customers primarily include financial services, government, life sciences, insurance, manufacturing, energy, healthcare, telecommunications, and transportation organizations. Generally, our sales team targets its efforts to organizations with over 2,000 employees and $2 billion in annual revenue. Revenue from government agencies represented 21.3%, 19.2%, and 19.6% of our total revenue in 2023, 2022, and 2021, respectively. No single end-customer accounted for more than 10% of our total revenue in 2023, 2022, and 2021.

We offer our platform globally. Our platform supports multiple languages to facilitate collaboration and address challenges in multinational organizations. In 2023, 2022, and 2021, 35.8%, 33.5%, and 34.0%, respectively, of our total revenue was generated from customers outside of the United States. As of December 31, 2023, we operated in 16 countries. We believe we have a significant opportunity to continue to grow our international footprint, and we are investing in new geographies, including through investment in direct and indirect sales channels, professional services, and customer support and implementation partners.

We have experienced strong revenue growth, with revenue of $545.4 million, $468.0 million, and $369.3 million in 2023, 2022, and 2021, respectively. Our subscriptions revenue was $412.3 million, $340.2 million, and $263.7 million in 2023, 2022, and 2021, respectively, and includes sales of our cloud subscriptions, on-premises term license subscriptions, and maintenance and support. Our cloud subscriptions revenue was $304.5 million, $236.9 million, and $179.4 million in 2023, 2022, and 2021, respectively.

We have invested in developing our platform, expanding our sales and marketing and research and development capabilities, and providing general and administrative resources to support our growth. We intend to continue to invest in our business to take advantage of our market opportunity. As a result, we incurred net losses of $111.4 million, $150.9 million, and $88.6 million in 2023, 2022, and 2021, respectively. We also used cash in operations of $110.4 million, $106.6 million, and $53.9 million in 2023, 2022, and 2021, respectively.

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

At the same time, we believe the costs we incur to retain customers and drive additional purchases of software are lower than our customer acquisition costs on a relative basis. Over time, we expect a large portion of our customers to renew their subscriptions and purchase additional subscriptions as they continue to build more applications and add more users to our platform. Over the last three completed fiscal years, we had an average cloud subscription gross revenue renewal rate of 98%, which is calculated by dividing (i) the cloud subscriptions revenue from renewing cloud customers in the current 12-month period that were cloud customers during the entirety of the prior 12-month period, giving effect to price increases but excluding additional cloud subscriptions for additional users, or upsells, by (ii) our cloud subscriptions revenue from all cloud customers in the corresponding prior 12-month period that were cloud customers during the entirety of such prior 12-month period.

We also measure the effectiveness of our business model by comparing the lifetime value of our customer relationships to our customer acquisition costs. On a rolling 12-month basis, we estimate that for each of the past five fiscal years, the average lifetime value of a customer has been at least seven times greater than the associated average cost of acquiring them, including the year ended December 31, 2023.

Key Factors Affecting Our Performance

The following are several key factors that affect our performance:

•Market Adoption of Our Platform - Our ability to grow our customer base and drive market adoption of our platform is affected by the pace at which organizations digitally transform. We expect our revenue growth will be primarily driven by the pace of adoption and penetration of our platform. We offer a leading custom software platform and intend to continue to invest to expand our customer base. The degree to which prospective customers recognize the need for our software platform and its ability to enable their organizations to digitally transform, and subsequently allocate budget dollars to purchase our software, will drive our ability to acquire new customers and increase sales to existing customers, which, in turn, will affect our future financial performance.
•Growth of Our Customer Base - We believe we have a substantial opportunity to grow our customer base. We have aggressively invested, and intend to continue to invest, in our sales team in order to drive sales to new customers. We continue to make investments to enhance the expertise of our sales and marketing organization within our key industry verticals of financial services, government, life sciences, insurance, and manufacturing. In 2023, we generated over 76% of our subscriptions revenue from customers in these verticals. In addition, we have established relationships with strategic partners who work with organizations undergoing digital transformations. As of December 31, 2023 our total customer count was approximately 1,000. Our ability to continue to grow our customer base is dependent, in part, upon our ability to differentiate ourselves within the increasingly competitive markets in which we participate.
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
•Mix of Subscriptions and Professional Services Revenue - We believe our professional services have driven customer success and facilitated the adoption of our platform by customers. During the initial period of deployment of our platform by a customer, we generally provide a greater amount of support in building applications and training than later in the deployment, with a typical engagement lasting from two to six months. At the same time, many of our customers have historically purchased subscriptions only for a limited set of their total potential end users. As a result of these factors, the proportion of total revenue for a customer associated with professional services is relatively high during the initial deployment period. Over time, as the need for professional services associated with user deployments decreases and the number of end users increases, we expect subscriptions revenue as a percentage of total revenue to increase. In addition, we continue to grow our base of strategic partners to provide broader customer coverage and solution delivery capabilities. These partners perform professional services with respect to any new service contracts they originate. As the usage of strategic partners expands, we expect the proportion of our total revenue from subscriptions to increase over time relative to professional services. In 2023, 2022, and 2021, 75.6%, 72.7%, and 71.4% of our revenue, respectively, was derived from sales of subscriptions, while the remaining 24.4%, 27.3%, and 28.6%, respectively, was derived from the sale of professional services.
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

Seasonality

We have historically experienced seasonality in terms of when we enter into agreements with customers. We typically enter into a significantly higher percentage of agreements with new customers, as well as renewal agreements with existing customers, in the fourth quarter. The increase in customer agreements for the fourth quarter is attributable to large enterprise account buying patterns typical in the software industry. Furthermore, we usually enter into a significant portion of agreements with customers during the last month of each quarter and often the last two weeks of each quarter. However, we recognize the majority of our subscriptions revenue ratably over the terms of our subscription agreements. As a result, a substantial portion of the subscriptions revenue we report in each period will be derived from the recognition of deferred revenue relating to agreements entered into during previous periods. Consequently, a decline in new sales or renewals in any one period may not be immediately reflected in our revenue results for that period. Such a decline, however, will negatively affect our revenue in future periods. Accordingly, the effect of significant downturns in sales, the market acceptance of our platform, or potential changes in our rate of renewals may not be fully reflected in our results of operations until future periods.

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

Key Metrics

We monitor the following metrics to help us measure and evaluate the effectiveness of our operations. All dollar amounts are presented in thousands.

Cloud Subscriptions Revenue

	Year Ended December 31,
	2023	2022	2021
Cloud subscriptions revenue	$304,481	$236,922	$179,415

Cloud subscriptions revenue includes cloud subscriptions bundled with maintenance and support and hosting services. In 2023, 2022, and 2021, 73.8%, 69.7%, and 68.0%, respectively, of subscriptions revenue was cloud subscriptions revenue. Our cloud subscriptions revenue for any customer is primarily determined by the number of users who access and utilize the applications built on our platform or by the number of application licenses purchased, as well as the price paid. We believe increasing cloud subscriptions revenue is an indicator of the demand for our platform, the pace at which the market for our solutions is growing, the productivity of our sales team and strategic relationships in growing our customer base, and our ability to further penetrate our existing customer base.

Cloud Subscriptions Revenue Retention Rate

	As of December 31,
	2023	2022	2021
Cloud subscriptions revenue retention rate	119%	115%	116%

A key factor to our success is the renewal and expansion of subscription agreements with our existing customers. We calculate this metric over a set of customers who have been with us for at least one full year. To calculate our cloud subscriptions revenue retention rate for a particular trailing 12-month period, we first establish the recurring cloud subscriptions revenue for the previous trailing 12-month period. This effectively represents recurring dollars we should expect in the current trailing 12-month period from the cohort of customers from the previous trailing 12-month period without any expansion or contraction. We subsequently measure the recurring cloud subscriptions revenue in the current trailing 12-month period from the cohort of customers from the previous trailing 12-month period. Cloud subscriptions revenue retention rate is then calculated by dividing the aggregate recurring cloud subscriptions revenue in the current trailing 12-month period by the previous trailing 12-month period. This calculation includes the combined impact on our revenue from customer non-renewals, pricing changes, and growth in the number of users on our platform. Our cloud subscriptions revenue retention rate can fluctuate from period to period due to large customer contracts in any given period.

Key Components of Results of Operations

Revenue

We generate revenue primarily through sales of subscriptions to our platform as well as professional services. We generally sell our software on a per-user basis or through non-user-based single application licenses. We generally bill customers and collect payment for subscriptions to our platform in advance on an annual, quarterly, or monthly basis. In certain instances, we have had customers pay their entire contract value up front.

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

Professional Services Gross Margin

Professional services gross margin is affected by the growth in our professional services revenue as compared to the growth in, and timing of, the costs of our Customer Success organization as we continue to invest in the growth of our business, as well as by consultant utilization rates. Professional services gross margin is also impacted by the amount of services performed by subcontractors and partners as opposed to internal resources. In

2022, we had a lower usage of subcontractors and performed fewer in-person professional services engagements and deployments, both of which reduced certain classes of expenses and improved professional services margins. In 2023, these margins began to decline. In 2024, we expect professional services gross margin to be consistent with 2023; however, the margin remains subject to fluctuation based on the factors discussed above.

Operating Expenses

Operating expenses consist of sales and marketing, research and development, and general and administrative expenses. Personnel-related costs such as salaries, bonuses, commissions, payroll tax payments, and stock-based compensation expense are the most significant components of each of these expense categories. Other components of each category include professional fees for third-party services such as legal, software development resources, and contractors. In addition, operating expenses include allocated overhead costs, which are primarily comprised of facility costs, employee medical benefits, employee relations expense, and certain information technology costs for such items as infrastructure, software, and cloud computing services.

In general, our operating expenses are expected to continue to increase in absolute dollars as we invest resources in growing our various teams. During 2023, our total employee headcount remained relatively consistent, decreasing from 2,307 employees at December 31, 2022 to 2,257 employees at December 31, 2023. In 2024, we expect to hire new employees in key growth areas, although at a more measured rate than prior years.

Sales and Marketing Expense

Sales and marketing expense primarily includes personnel costs, including salaries, bonuses, commissions, stock-based compensation, and other personnel costs related to sales teams. Additional major expenses in this category include travel and entertainment, marketing activities and promotional events, subcontracting fees, and allocated overhead costs.

The number of employees in sales and marketing functions decreased from 730 at December 31, 2022 to 666 at December 31, 2023. While headcount declined in 2023, we expect to grow sales and marketing headcount during 2024 in our principal markets and strategic growth areas. We expect sales and marketing expense to increase in absolute dollars as we continue to invest to acquire new customers and further expand usage of our platform within our existing customer base. We will continue our efforts to build on our brand reputation and increase market awareness of our platform.

Research and Development Expense

Research and development expense consists primarily of personnel costs for our employees who develop and enhance our platform, including salaries, bonuses, stock-based compensation, and other personnel costs. Also included are non-personnel costs such as subcontracting, consulting, professional fees to third party development resources, and allocated overhead costs.

Our research and development efforts are focused on enhancing the capabilities, speed, and power of our software platform. The number of employees in research and development functions grew from 652 at December 31, 2022 to 681 at December 31, 2023. Most of this increase was attributable to expansion at our product development center in India that we opened in August 2022. Although we expect research and development expense to continue to increase in absolute dollars as such costs are critical to maintain and improve the quality of applications and our competitive position, we believe our product development center will result in cost savings over time.

General and Administrative Expense

General and administrative expense consists primarily of personnel costs, including salaries, bonuses, stock-based compensation, and other personnel costs for our administrative, legal, information technology, human resources, finance and accounting teams as well as our senior executives. Additional expenses included in this category are non-personnel costs such as travel-related expenses, contracting and professional fees for such services as audits, taxation, and legal, insurance and other corporate expenses, including allocated overhead costs, and bad debt expenses.

The number of employees in general and administrative functions decreased from 316 at December 31, 2022 to 280 at December 31, 2023. In 2024, we expect general and administrative expense to increase in absolute dollars largely due to amortization expense associated with the judgment preservation insurance as discussed in Note 13 to the consolidated financial statements and investments in our information technology team.

Other Non-Operating Expense

Other Expense (Income), Net

Other (income) expense, net, consists primarily of gains and losses related to changes in foreign currency exchange rates, interest income on our cash and cash equivalents and investments, and other sources of income or expense not related to our core business operations.

Interest Expense

Interest expense consists primarily of interest on our debt, amortization of deferred financing fees, unused credit facility fees, and commitment fees on our letters of credit.

Results of Operations

The following table sets forth our consolidated statements of operations (in thousands):

	Year Ended December 31,
	2023	2022	2021

Revenue
Subscriptions	$412,337	$340,152	$263,738
Professional services	133,026	127,839	105,521
Total revenue	545,363	467,991	369,259
Cost of revenue
Subscriptions(1)	43,563	36,005	27,330
Professional services(1)	99,759	97,301	76,763
Total cost of revenue	143,322	133,306	104,093
Gross profit	402,041	334,685	265,166
Operating expenses
Sales and marketing(1)	242,381	220,374	167,852
Research and development(1)	153,098	139,210	97,517
General and administrative(1)	114,535	120,111	83,704
Total operating expenses	510,014	479,695	349,073
Operating loss	(107,973)	(145,010)	(83,907)
Other non-operating expense
Other (income) expense, net	(17,603)	3,545	3,584
Interest expense	17,862	1,673	372
Total other non-operating expense	259	5,218	3,956
Loss before income taxes	(108,232)	(150,228)	(87,863)
Income tax expense	3,209	692	778
Net loss	$(111,441)	$(150,920)	$(88,641)
(1) Stock-based compensation as a component of these line items is as follows:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Cost of revenue
Subscriptions	$925	$996	$1,199
Professional services	6,055	5,309	3,131
Operating expenses
Sales and marketing	10,842	9,152	5,426
Research and development	12,486	12,523	5,224
General and administrative	13,079	10,850	8,864
Total stock-based compensation expense	$43,387	$38,830	$23,844

The following table sets forth our consolidated statements of operations data expressed as a percentage of total revenue:

	Year Ended December 31,
	2023	2022	2021
Revenue
Subscriptions	75.6%	72.7%	71.4%
Professional services	24.4	27.3	28.6
Total revenue	100.0	100.0	100.0
Cost of revenue
Subscriptions	8.0	7.7	7.4
Professional services	18.3	20.8	20.8
Total cost of revenue	26.3	28.5	28.2
Gross profit	73.7	71.5	71.8
Operating expenses
Sales and marketing	44.4	47.1	45.5
Research and development	28.1	29.7	26.4
General and administrative	21.0	25.7	22.7
Total operating expenses	93.5	102.5	94.6
Operating loss	(19.8)	(31.0)	(22.8)
Other non-operating expense
Other (income) expense, net	(3.2)	0.8	1.0
Interest expense	3.3	0.4	0.1
Total other non-operating expense	0.1	1.2	1.1
Loss before income taxes	(19.9)	(32.2)	(23.9)
Income tax expense	0.6	0.1	0.2
Net loss	(20.5)%	(32.3)%	(24.1)%

Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022

Revenue

	Year Ended December 31,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Revenue:
Subscriptions	$412,337	$340,152	$72,185	21.2%
Professional services	133,026	127,839	5,187	4.1%
Total revenue	$545,363	$467,991	$77,372	16.5%

Total revenue increased $77.4 million, or 16.5%, in 2023 compared to 2022 due to an increase in our subscriptions revenue of $72.2 million and an increase in our professional services revenue of $5.2 million. The increase in subscriptions revenue was driven by a $67.6 million increase in cloud subscriptions revenue, a $2.5 million increase in on-premises software revenue, and a $2.1 million increase in maintenance and support revenue. With respect to new versus existing customers, $53.8 million of the increase in subscriptions revenue was derived from expanded deployments and corresponding sales of additional subscriptions to existing customers while $18.4 million was driven from sales of subscriptions to new customers. The increase in professional services revenue was due to a $12.5 million increase in sales to new customers, which was partially offset by a $7.3 million decrease in revenue from existing customers.

Cost of Revenue

	Year Ended December 31,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Cost of revenue:
Subscriptions	$43,563	$36,005	$7,558	21.0%
Professional services	99,759	97,301	2,458	2.5%
Total cost of revenue	$143,322	$133,306	$10,016	7.5%
Subscriptions gross margin	89.4%	89.4%
Professional services gross margin	25.0%	23.9%
Total gross margin	73.7%	71.5%

Cost of revenue increased $10.0 million, or 7.5%, in 2023 compared to 2022, primarily due to a $5.9 million increase in hosting costs, a $2.8 million increase in professional services and product support personnel costs, and a $1.7 million increase in overhead costs. These increases were partially offset by a $0.8 million decrease in contractor costs. Hosting costs increased due to an increase in sales of our cloud offering during 2023. Personnel costs increased due to an increase in professional services and product support personnel headcount of 3.4% from December 31, 2022 to December 31, 2023 in addition to increased wages, coupled with a $0.7 million increase in stock-based compensation. The increase in overhead costs was driven by higher costs associated with employee medical benefits and information technology expenses. Contractor costs decreased in 2023 compared to 2022 due to a decrease in the usage of subcontractors for professional service engagements.

Subscriptions gross margin was 89.4% in 2023, consistent with the prior year as increases in subscriptions revenue were offset by a corresponding increase in hosting costs. Professional services gross margin increased to 25.0% in 2023 as compared to 23.9% in 2022 due to higher professional services revenue, which was partially offset by higher personnel costs in 2023. Total gross margin increased to 73.7% in 2023 as compared to 71.5% in 2022 driven largely by the increases in revenue and the improved professional services gross margin as compared to the prior year.

Sales and Marketing Expense

	Year Ended December 31,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$242,381	$220,374	$22,007	10.0%
% of revenue	44.4%	47.1%

Sales and marketing expense increased $22.0 million, or 10.0%, in 2023 compared to 2022, primarily due to a $25.1 million increase in sales and marketing personnel costs and a $1.0 million increase in overhead costs. These increases were partially offset by a $3.6 million decrease in marketing costs. Although there was a 8.8% decrease in sales and marketing personnel headcount from December 31, 2022 to December 31, 2023, personnel costs overall increased due to increased wages, a $7.4 million increase in sales commissions driven by both contracts with new customers and renewals with existing customers, a $4.7 million increase in severance expense, and a $1.7 million increase in stock-based compensation expense. Overhead costs increased primarily due to a $0.8 million increase in employee relations costs stemming from higher expenditures related to internal sales and marketing events. Marketing costs decreased due to declines in advertising and lead generation expenses as well as a decrease in spending on marketing materials.

Research and Development Expense

	Year Ended December 31,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Research and development	$153,098	$139,210	$13,888	10.0%
% of revenue	28.1%	29.7%

Research and development expense increased $13.9 million, or 10.0%, in 2023 compared to 2022, primarily due to a $13.1 million increase in research and development personnel costs and a $1.4 million increase in overhead costs. These increases were partially offset by a $0.6 million decrease in professional fees. Personnel costs increased due to an increase in research and development personnel headcount of 4.4% from December 31, 2022 to December 31, 2023 in addition to increased wages and a $1.0 million increase in severance expense. Overhead costs increased due to higher costs associated with employee medical benefits and rent. Professional fees decreased due to a decrease in consulting services fees driven by lower usage of external resources to assist in our platform development efforts.

General and Administrative Expense

	Year Ended December 31,
	2023	2022	$ Change	% Change
	(dollars in thousands)
General and administrative expense	$114,535	$120,111	$(5,576)	(4.6)%
% of revenue	21.0%	25.7%

General and administrative expense decreased $5.6 million, or 4.6%, in 2023 compared to 2022, primarily due to a $21.1 million decrease in professional fees. These decreases were partially offset by a $9.9 million increase in overhead costs and a $6.0 million increase in general and administrative personnel costs. Professional fees decreased due largely to lower legal and consulting fees. Overhead costs increased primarily due to a $6.0 million increase in amortization expense associated with our judgment preservation insurance policy, a $2.4 million increase in depreciation expense, and higher costs associated with employee medical benefits. Although there was a decrease in general and administrative personnel headcount of 11.4% from December 31, 2022 to December 31, 2023, personnel costs increased due to increased wages, a $2.2 million increase in stock compensation expense, and a $0.4 million increase in severance expense.

Other (Income) Expense, Net

	Year Ended December 31,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Other (income) expense, net	$(17,603)	$3,545	$(21,148)	***
% of revenue	(3.2)%	0.8%

Other income, net was $17.6 million in 2023 compared to other expense, net of $3.5 million in 2022. There were $8.7 million in foreign exchange gains in 2023 compared to $6.1 million in foreign exchange losses in 2022. Additionally, there was a $7.7 million increase in interest income stemming from increased investments. These increases were partially offset by a $1.2 million decrease in other income attributable to a payment received in 2022 from a local government as a result of achieving certain economic development criteria.

Interest Expense

	Year Ended December 31,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Interest expense	$17,862	$1,673	$16,189	***
% of revenue	3.3%	0.4%
*** - Indicates a percentage change that is not meaningful

Interest expense increased $16.2 million in 2023 compared to the same period in 2022, primarily due to interest expense on the new term loan facility we entered into during the fourth quarter of 2022.

Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021

For a discussion and analysis of changes in financial condition and results of operations for the year ended December 31, 2022 as compared to the year ended December 31, 2021, refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on February 16, 2023.

Backlog

Backlog represents non-cancellable future amounts to be recognized under cloud and on-premises term license subscription agreements and is representative of our remaining performance obligations. As of December 31, 2023 and 2022, we had backlog of $489.7 million and $376.5 million, respectively. Approximately 37% of our backlog as of December 31, 2023 is not expected to be recognized in 2024. Additionally, we expect backlog to continue to increase in absolute dollars as we continue to increase the number of cloud agreements we enter into. However, the amount of backlog relative to the total value of our contracts can change from quarter to quarter and year to year for several reasons, including the specific timing and duration of cloud and on-premises term license subscription agreements with large customers, the specific timing of customer renewals, changes in customer financial circumstances, and foreign currency fluctuations. We often sign multiple-year cloud subscription agreements. Backlog may vary based on changes in the average non-cancellable term of our cloud and on-premises term license subscription agreements.

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

Our non-GAAP financial performance measures include the following: non-GAAP subscriptions cost of revenue, non-GAAP professional services costs of revenue, non-GAAP total cost of revenue, non-GAAP total operating expense, non-GAAP operating loss, non-GAAP income tax expense, non-GAAP net loss, and non-GAAP net loss per share, basic and diluted. These non-GAAP financial performance measures exclude the effect of stock-based compensation expense, certain non-ordinary litigation-related expenses consisting of legal and other professional fees associated with the Pegasystems cases (net of insurance reimbursements), or Litigation Expense, amortization of the judgment preservation insurance policy, or JPI Amortization, and severance costs related to an involuntary reduction in our workforce in 2023, or Severance Costs. While some of these items may be recurring in nature and should not be disregarded in the evaluation of our earnings performance, it is useful to exclude such items when analyzing current results and trends compared to other periods as these items can vary significantly from period to period depending on specific underlying transactions or events that may occur. Therefore, while we may incur or recognize these types of expenses in the future, we believe removing these items for purposes of calculating our non-GAAP financial measures provides investors with a more focused presentation of our ongoing operating performance.

We also discuss adjusted EBITDA, a non-GAAP financial performance measure we believe offers a useful view of the overall operation of our business. We define adjusted EBITDA as net loss before (1) other non-operating (income) expenses, net, (2) interest expense, (3) income tax expense, (4) depreciation expense and amortization of intangible assets, (5) stock-based compensation expense, (6) Litigation Expense, (7) JPI Amortization, and (8) Severance Costs. The most directly comparable GAAP financial measure to adjusted EBITDA is net loss. Users should consider the limitations of using adjusted EBITDA, including the fact this measure does not provide a complete measure of our operating performance. Adjusted EBITDA is not intended to purport to be an alternative to net loss as a measure of operating performance or to cash flows from operating activities as a measure of liquidity.

The presentation of these non-GAAP financial measures is not intended to be considered in isolation from, as a substitute for, or superior to the financial information prepared and presented in accordance with GAAP, and our non-GAAP measures may be different from non-GAAP measures used by other companies.

The following tables reconcile our non-GAAP measures to their nearest comparable GAAP measures (in thousands, except per share data):

	GAAP Measure	Stock-Based Compensation	Litigation Expense	JPI Amortization	Severance Costs	Non-GAAP Measure
Year Ended December 31, 2023
Subscriptions cost of revenue	$43,563	$(925)	$—	$—	$(30)	$42,608
Professional services cost of revenue	99,759	(6,055)	—	—	(158)	93,546
Total cost of revenue	143,322	(6,980)	—	—	(188)	136,154
Total operating expense	510,014	(36,407)	2,064	(6,038)	(6,111)	463,522
Operating loss	(107,973)	43,387	(2,064)	6,038	6,299	(54,313)
Income tax expense	3,209	1,302	—	—	139	4,650
Net loss	(111,441)	42,085	(2,064)	6,038	6,160	(59,222)
Net loss per share, basic and diluted	$(1.52)	$0.58	$(0.03)	$0.08	$0.08	$(0.81)

Year Ended December 31, 2022
Subscriptions cost of revenue	$36,005	$(996)	$—	$—	$—	$35,009
Professional services cost of revenue	97,301	(5,309)	—	—	—	91,992
Total cost of revenue	133,306	(6,305)	—	—	—	127,001
Total operating expense	479,695	(32,525)	(22,886)	—	—	424,284
Operating loss	(145,010)	38,830	22,886	—	—	(83,294)
Net loss	(150,920)	38,830	22,886	—	—	(89,204)
Net loss per share, basic and diluted	$(2.08)	$0.54	$0.32	$—	$—	$(1.23)

Year Ended December 31, 2021
Subscriptions cost of revenue	$27,330	$(1,199)	$—	$—	$—	$26,131
Professional services cost of revenue	76,763	(3,131)	—	—	—	73,632
Total cost of revenue	104,093	(4,330)	—	—	—	99,763
Total operating expense	349,073	(19,514)	(16,400)	—	—	313,159
Operating loss	(83,907)	23,844	16,400	—	—	(43,663)
Net loss	(88,641)	23,844	16,400	—	—	(48,397)
Net loss per share, basic and diluted	$(1.25)	$0.34	$0.23	$—	$—	$(0.68)

The following table reconciles GAAP net loss to adjusted EBITDA for the years ended December 31, 2023, 2022, and 2021 (in thousands):

	Year Ended December 31,
	2023	2022	2021
GAAP net loss	$(111,441)	$(150,920)	$(88,641)
Other (income) expense, net	(17,603)	3,545	3,584
Interest expense	17,862	1,673	372
Income tax expense	3,209	692	778
Depreciation expense and amortization of intangible assets	9,473	7,297	5,743
Stock-based compensation expense	43,387	38,830	23,844
Litigation Expense	(2,064)	22,886	16,400
JPI Amortization	6,038	—	—
Severance Costs	6,299	—	—
Adjusted EBITDA	$(44,840)	$(75,997)	$(37,920)

Liquidity and Capital Resources

The following table presents selected financial information and statistics pertaining to liquidity and capital resources as of December 31, 2023 and 2022 (in thousands):

	As of December 31,
	2023	2022
Cash and cash equivalents	$149,351	$148,132
Short-term investments and marketable securities	9,653	47,863
Property and equipment, net	42,682	41,855
Working capital*	43,183	149,996
* Defined as current assets net of current liabilities, excluding the current portion of restricted cash

As of December 31, 2023, we had $149.4 million of cash and cash equivalents and $9.7 million of short-term investments and marketable securities. We believe our existing cash and cash equivalents and short-term investments and marketable securities, together with any positive cash flows from operations and available borrowings under our line of credit, will be sufficient to support working capital and capital expenditure requirements for at least the next twelve months.

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

Sources of Funds

We have historically financed our operations in large part with equity financing arrangements. Our last public offering was completed in June 2020, which was our fourth round of public offerings. Through these public offerings we received net proceeds of $344.8 million.
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

In addition, on February 12, 2024, we executed the fourth amendment to the credit agreement, which increased the aggregate principal amount of the term loan facility by $50.0 million, increased the limit of the revolving credit facility by $25.0 million, and amended certain covenants and definitions. The total aggregate term loan facility is now $200.0 million and the revolving credit facility is $100.0 million.

The Credit Agreement matures on November 3, 2027. We will use the proceeds from the term loan to fund the continued growth of our business and support our working capital requirements. We were in compliance with all covenants as of December 31, 2023. As of December 31, 2023, we had used borrowing capacity of $62.0 million under our $75.0 million revolving credit facility, and we had outstanding letters of credit totaling $11.8 million in connection with securing our leased office space.

We expect future sources of funds to consist primarily of cash generated from sales of subscriptions and the related professional services. We may also elect to raise additional sources of funding through draws on our revolving credit facility, entering into new debt financing arrangements, or conducting additional public offerings. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of spending to support research and development efforts, the expansion of sales and marketing activities, particularly internationally, the introduction of new and enhanced products and functions as well as platform enhancements and professional services offerings, and the level of market acceptance of our product.

Uses of Funds

Our current principal uses of cash are funding operations and other working capital requirements. Historically, we have also utilized cash to pay for the acquisition of businesses that were complementary to ours, and we may pursue similar opportunities in the future. Over the past several years, revenue has increased significantly from year to year and, as a result, cash flows from customer collections have also grown. However, as we continue to invest in growing our business, operating expenses have also increased. Outside of cash used in operations, other uses of cash in 2023 included capital expenditures related to the expansion of our headquarters, repayments of existing debt, and purchases of investments. In addition, in September 2023, we entered into a judgment preservation insurance policy in connection with our $2.036 billion judgment against Pegasystems. The policy provides up to $500.0 million of coverage. See Note 13 to the consolidated financial statements for additional details. The total cost of the policy was $57.3 million, which we paid with operating cash on hand.

Furthermore, we have a non-cancellable cloud hosting arrangement with Amazon Web Services that contains provisions for minimum purchase commitments. Specifically, purchase commitments under the agreement total $131.0 million over five years. The agreement, which started in July 2021 and is now in its third year as of December 31, 2023, contains minimum spending requirements of $28.0 million in each of the third, fourth, and fifth years. Spending under this agreement for the years ended December 31, 2023, 2022, and 2021 totaled $36.6 million, $33.1 million, and $11.8 million, respectively. The timing of payments under the agreement may vary, and the total amount of payments may exceed the minimum depending on the volume of services utilized.

Historical Cash Flows

	Year Ended December 31,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Beginning cash, cash equivalents, and restricted cash	$150,381	$103,960	$46,421	44.7%
Operating activities:
Net loss	(111,441)	(150,920)	39,479	(26.2)
Stock-based compensation and other non-cash adjustments	40,591	46,382	(5,791)	(12.5)
Changes in working capital	(39,592)	(2,013)	(37,579)	***
Net cash used by operating activities	(110,442)	(106,551)	(3,891)	3.7

Investing activities:
Net cash provided by investing activities	28,590	10,264	18,326	***

Financing activities:
Net cash provided by financing activities	79,165	142,867	(63,702)	(44.6)

Effect of exchange rates	1,657	(159)	1,816	***
Net (decrease) increase in cash, cash equivalents, and restricted cash	(1,030)	46,421	(47,451)	***
Ending cash, cash equivalents, and restricted cash	$149,351	$150,381	$(1,030)	(0.7)%
*** Indicates a percentage that is not meaningful.

Operating Activities

Net cash used by operating activities was $110.4 million for 2023 as compared to $106.6 million used by operating activities for 2022. The increase in net cash used by operating activities was primarily due to the $57.3 million payment for the premium of our judgment preservation insurance policy. This increase was partially offset by a $25.3 million decline in legal fees and stronger collections from accounts receivable during 2023.

Investing Activities

Net cash provided by investing activities was $28.6 million for 2023 as compared to $10.3 million in net cash provided by investing activities for 2022. The increase in net cash provided by investing activities was primarily impacted by an $11.8 million decrease in purchases of investments and a $7.0 million increase in proceeds from the maturities of investments, both of which were partially offset by a $0.5 million increase in capital expenditures.

Financing Activities

Net cash provided by financing activities was $79.2 million for 2023 as compared to $142.9 million in net cash provided by financing activities for 2022. The decrease in net cash provided by financing activities was primarily due to a $28.0 million decrease in proceeds from borrowings and a $24.7 million decrease in proceeds received from the exercise of stock options. In addition, the decrease was driven by a $9.7 million increase in payments for employee tax withholdings associated with the net settlement of stock awards and a $2.9 million increase in principal payments on the term loan. These decreases were partially offset by a $1.7 million decrease in payments for debt issuance costs.

For a discussion and analysis of net cash used in or provided by operating, investing, and financing activities for the year ended December 31, 2021, refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on February 16, 2023.

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

We believe the following accounting estimates embedded in our revenue recognition involve a high degree of judgment and complexity. Accordingly, we believe the estimates included in our revenue recognition accounting are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations. This commentary should be read in conjunction with our consolidated financial statements and the remainder of this Form 10-K.

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

Our variable consideration estimates are subject to subsequent true-up adjustments which may result in changes to transaction prices, but such true-up adjustments are not expected to be material. Variable consideration is also included in the transaction price only to the extent it is probable a significant reversal will not occur. Factors considered when determining to incorporate variable consideration in the transaction price include, but are not limited to, whether the variable consideration is highly susceptible to factors outside of the Company's influence, the length of time the uncertainty surrounding reversal is expected to last, our experience levels with similar types of contracts, our historical practices for similar contracts in similar circumstances, and the number and range of possible consideration amounts. The amount of variable consideration excluded from the transaction price for the years ended December 31, 2023, 2022, and 2021 was immaterial.

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

Interest Rate Risk

We had cash and cash equivalents of $149.4 million as of December 31, 2023, which consisted of investments in a money market fund, cash in readily available checking accounts, and overnight repurchase investments. These securities, which are not dependent on interest rate fluctuations that may cause principal amounts to fluctuate, are held for reinvestment and working capital purposes.

In addition, as of December 31, 2023, we held $9.7 million of fixed income securities such as U.S. treasury bonds, commercial paper, corporate bonds, agency bonds, and asset-backed securities. These securities are subject to market risk due to fluctuations in interest rates, which may affect our interest income and the fair value of our investments. We classify investments as available-for-sale, including those with stated maturities beyond 12 months. As such, no gains or losses due to changes in interest rates are recognized in our consolidated statements of operations unless such securities are sold prior to maturity or due to expected credit losses. A hypothetical 100 basis point change in interest rates would not have had a material effect on the fair market value of our investment portfolio as of December 31, 2023. To date, fluctuations in interest income have also not been significant. Our investments are made for the purpose of preserving capital, fulfilling liquidity needs, and maximizing total return. We do not enter into investments for trading or speculative purposes.

As of December 31, 2023, we had outstanding debt of $206.6 million, which carries interest as defined in our Credit Agreement. Refer to Note 8 of the consolidated financial statements in this 2023 Annual Report for additional details. We assessed our exposure to changes in interest rates by analyzing sensitivity to our operating results assuming various changes in market interest rates. A hypothetical increase of one percentage point in the interest rate as of December 31, 2023 would increase our interest expense by approximately $2.1 million annually.

Inflation Risk

We are exposed to market risks related to inflation in personnel costs, third-party service providers, subcontracting costs, professional fees, and general overhead expenses. Although inflation has decreased from the relative highs experienced in 2022, if inflation pressures increase in severity, we may not be able to fully offset such higher costs through price increases and productivity initiatives. While we do not believe inflation has had a material impact on our results of operations to date, a continued high rate of inflation in the future may have an adverse effect on our ability to maintain operating costs and adversely affect our gross profit margin.

Foreign Currency Exchange Risk

Our reporting currency is the U.S. dollar. Due to our international operations, we have foreign currency risks related to revenue and operating expenses denominated in currencies other than the U.S. dollar, primarily the British pound sterling, Euro, Australian dollar, and Swiss franc. Our sales contracts are primarily denominated in the local currency of the customer making the purchase. In addition, portions of operating expenses are incurred outside the United States and are denominated in foreign currencies. An increase in the relative value of the U.S. dollar to other currencies will negatively affect revenue and other operating results as expressed in U.S. dollars. Based on a sensitivity analysis, a 10% change in the foreign currency exchange rates would have impacted our total revenue by approximately 4% and our operating loss by approximately 2%. This calculation assumes all currencies change in the same direction and proportion relative to the U.S. dollar.

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

Shareholders and Board of Directors
Appian Corporation
McLean, Virginia

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Appian Corporation (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 15, 2024 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

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

We identified the revenue recognition for certain revenue contracts as a critical audit matter due to the significant management judgment involved in the identification of distinct performance obligations and the allocation of the transaction price to each performance obligation based on its relative standalone selling price. Auditing these elements of revenue recognition involved especially challenging auditor judgment due to the nature and extent of audit effort required to address these matters.

The primary procedures we performed to address this critical audit matter included:

•Testing the design and operating effectiveness of internal controls over the Company's revenue recognition process including controls over: (i) the identification of distinct performance obligations, and (ii) the allocation of the transaction price to each performance obligation based on its relative standalone selling price.
•Testing a sample of revenue contracts to evaluate management’s identification of distinct performance obligations.
•Testing a sample of revenue contracts to evaluate management’s allocation of the transaction price to each performance obligation based on its relative standalone selling price.

/s/ BDO USA, P.C.

We have served as the Company's auditor since 2013.

McLean, Virginia
February 15, 2024

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Appian Corporation
McLean, Virginia

Opinion on Internal Control over Financial Reporting

We have audited Appian Corporation’s (the “Company’s”) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and our report dated February 15, 2024 expressed an unqualified opinion thereon.

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

/s/ BDO USA, P.C.

McLean, Virginia
February 15, 2024

APPIAN CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	As of December 31,
	2023	2022
Assets
Current assets
Cash and cash equivalents	$149,351	$148,132
Short-term investments and marketable securities	9,653	47,863
Accounts receivable, net of allowance of $2,606 and $2,125, respectively	171,561	165,964
Deferred commissions, current	34,261	30,196
Prepaid expenses and other current assets	49,529	28,093
Restricted cash, current	—	2,249
Total current assets	414,355	422,497
Property and equipment, net of accumulated depreciation of $25,141 and $18,864, respectively	42,682	41,855
Goodwill	27,106	26,349
Intangible assets, net of accumulated amortization of $4,152 and $2,715, respectively	3,889	5,251
Right-of-use assets for operating leases	39,975	37,248
Deferred commissions, net of current portion	59,764	55,788
Deferred tax assets	3,453	1,940
Other assets	36,279	3,286
Total assets	$627,503	$594,214
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$6,174	$7,997
Accrued expenses	11,046	12,227
Accrued compensation and related benefits	38,003	40,718
Deferred revenue	235,992	194,768
Debt	66,368	2,740
Operating lease liabilities	11,698	8,681
Other current liabilities	1,891	3,121
Total current liabilities	371,172	270,252
Long-term debt	140,221	115,379
Non-current operating lease liabilities	59,067	57,225
Deferred revenue, non-current	4,700	5,556
Deferred tax liabilities	2	102
Total liabilities	575,162	448,514
Commitments and contingent liabilities (see Note 13)
Stockholders’ equity
Class A common stock—par value $0.0001; 500,000,000 shares authorized as of December 31, 2023 and 2022 and 42,169,970 and 41,320,091 shares issued and outstanding as of December 31, 2023 and 2022, respectively	4	4
Class B common stock—par value $0.0001; 100,000,000 shares authorized as of December 31, 2023 and 2022 and 31,196,796 and 31,497,796 shares issued and outstanding as of December 31, 2023 and 2022, respectively	3	3
Additional paid-in capital	595,781	561,390
Accumulated other comprehensive loss	(23,555)	(7,246)
Accumulated deficit	(519,892)	(408,451)
Total stockholders’ equity	52,341	145,700
Total liabilities and stockholders’ equity	$627,503	$594,214

The accompanying notes are an integral part of these consolidated financial statements.

APPIAN CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2023	2022	2021
Revenue
Subscriptions	$412,337	$340,152	$263,738
Professional services	133,026	127,839	105,521
Total revenue	545,363	467,991	369,259
Cost of revenue
Subscriptions	43,563	36,005	27,330
Professional services	99,759	97,301	76,763
Total cost of revenue	143,322	133,306	104,093
Gross profit	402,041	334,685	265,166
Operating expenses
Sales and marketing	242,381	220,374	167,852
Research and development	153,098	139,210	97,517
General and administrative	114,535	120,111	83,704
Total operating expenses	510,014	479,695	349,073
Operating loss	(107,973)	(145,010)	(83,907)
Other non-operating expense
Other (income) expense, net	(17,603)	3,545	3,584
Interest expense	17,862	1,673	372
Total other non-operating expense	259	5,218	3,956
Loss before income taxes	(108,232)	(150,228)	(87,863)
Income tax expense	3,209	692	778
Net loss	$(111,441)	$(150,920)	$(88,641)
Net loss per share:
Basic and diluted	$(1.52)	$(2.08)	$(1.25)
Weighted average common shares outstanding:
Basic and diluted	73,102	72,455	71,036

The accompanying notes are an integral part of these consolidated financial statements.

APPIAN CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Net loss	$(111,441)	$(150,920)	$(88,641)
Comprehensive loss, net of income taxes
Foreign currency translation adjustments	(16,326)	(1,559)	(677)
Unrealized gain on available-for-sale securities	17	—	—
Total other comprehensive loss, net of income taxes	$(127,750)	$(152,479)	$(89,318)

The accompanying notes are an integral part of these consolidated financial statements.

APPIAN CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity

	Shares	Amount
Balance December 31, 2020	70,679,190	$7	$470,498	$(5,010)	$(168,890)	$296,605
Net loss	—	—	—	—	(88,641)	(88,641)
Issuance of common stock to directors	4,950	—	—	—	—	—
Vesting of restricted stock units	354,130	—	—	—	—	—
Exercise of stock options	423,824	—	2,786	—	—	2,786
Stock-based compensation expense	—	—	23,844	—	—	23,844
Other comprehensive loss	—	—	—	(677)	—	(677)
Balance December 31, 2021	71,462,094	7	497,128	(5,687)	(257,531)	233,917
Net loss	—	—	—	—	(150,920)	(150,920)
Issuance of common stock to directors	14,928	—	—	—	—	—
Vesting of restricted stock units	403,648	—	—	—	—	—
Exercise of stock options	937,217	—	25,432	—	—	25,432
Stock-based compensation expense	—	—	38,830	—	—	38,830
Other comprehensive loss	—	—	—	(1,559)	—	(1,559)
Balance December 31, 2022	72,817,887	7	561,390	(7,246)	(408,451)	145,700
Net loss	—	—	—	—	(111,441)	(111,441)
Issuance of common stock to directors	19,687	—	—	—	—	—
Vesting of restricted stock units	430,582	—	(9,748)	—	—	(9,748)
Exercise of stock options	98,610	—	752	—	—	752
Stock-based compensation expense	—	—	43,387	—	—	43,387
Other comprehensive loss	—	—	—	(16,309)	—	(16,309)
Balance December 31, 2023	73,366,766	$7	$595,781	$(23,555)	$(519,892)	$52,341

The accompanying notes are an integral part of these consolidated financial statements.

APPIAN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net loss	$(111,441)	$(150,920)	$(88,641)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock-based compensation	43,387	38,830	23,844
Depreciation expense and amortization of intangible assets	9,473	7,297	5,743
Bad debt expense	1,091	1,298	410
Amortization of debt issuance costs	444	43	—
Loss on disposal of property and equipment	—	3	79
Deferred income taxes	(1,541)	(1,089)	(498)
Foreign currency transaction gains, net	(12,263)	—	—
Changes in assets and liabilities:
Accounts receivable	(1,868)	(37,922)	(33,904)
Prepaid expenses and other assets	(54,753)	(2,027)	2,094
Deferred commissions	(8,043)	(12,298)	(21,588)
Accounts payable and accrued expenses	(1,394)	(3,289)	11,467
Accrued compensation and related benefits	(3,157)	6,582	12,598
Other current and non-current liabilities	(1,134)	(264)	(444)
Deferred revenue	28,668	47,534	33,378
Operating lease assets and liabilities	2,089	(329)	1,544
Net cash used by operating activities	(110,442)	(106,551)	(53,918)
Cash flows from investing activities:
Proceeds from maturities of investments	91,670	84,642	120,593
Purchases of investments	(53,443)	(65,283)	(41,870)
Purchases of property and equipment	(9,637)	(9,095)	(6,058)
Payments for acquisitions, net of cash acquired	—	—	(30,729)
Net cash provided by investing activities	28,590	10,264	41,936
Cash flows from financing activities:
Proceeds from borrowings	92,000	120,000	—
Payments for debt issuance costs	(276)	(1,940)	—
Debt repayments	(3,563)	(625)	—
Payments for employee taxes related to the net share settlement of equity awards	(9,748)	—	—
Proceeds from exercise of common stock options	752	25,432	2,786
Net cash provided by financing activities	79,165	142,867	2,786
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	1,657	(159)	694
Net (decrease) increase in cash, cash equivalents, and restricted cash	(1,030)	46,421	(8,502)
Cash, cash equivalents, and restricted cash at beginning of period	150,381	103,960	112,462
Cash, cash equivalents, and restricted cash at end of period	$149,351	$150,381	$103,960

Supplemental cash flow information:
Cash paid for interest	$16,906	$1,671	$323
Cash paid for income taxes	$3,999	$1,239	$1,505
Supplemental non-cash investing and financing information:
Accrued capital expenditures	$654	$1,774	$379

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

We are headquartered in McLean, Virginia and operate both in the U.S. and internationally including Australia, Canada, France, Germany, India, Italy, Japan, Mexico, the Netherlands, Portugal, Singapore, Spain, Sweden, Switzerland, and the United Kingdom.

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

Significant estimates embedded in the consolidated financial statements include, but are not limited to, revenue recognition, income taxes and the related valuation allowance established against deferred tax assets, the amortization of deferred commissions, the amortization period of the cost to obtain the judgment preservation insurance (as discussed in Note 13), and stock-based compensation.

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

With regard to our customers, credit evaluation and account monitoring procedures are used to minimize the risk of loss. Revenue generated from government agencies represented 21.3%, 19.2%, and 19.6% of our revenue for the years ended December 31, 2023, 2022, and 2021, respectively, of which the top three U.S. federal government agencies generated 4.2%, 4.5%, and 5.6% of our revenue for the years ended December 31, 2023, 2022, and 2021, respectively. Additionally, 35.8%, 33.5%, and 34.0% of our revenue during the years ended December 31, 2023, 2022, and 2021, respectively, was generated from international customers. No single customer accounted for more than 10% of our total revenue during the years ended December 31, 2023, 2022, and 2021. As of December 31, 2023, we had one customer whose balance comprised 12.1% of total accounts receivable.

Cash, Cash Equivalents, and Restricted Cash

We consider all highly liquid investments with original maturities of three months or less, as well as overnight repurchase agreements, to be cash equivalents. Restricted cash consisted of cash designated to settle an escrow liability stemming from a holdback agreement related to our acquisition of Lana Labs GmbH. We paid the remaining amount owed in August 2023.

The following table presents a reconciliation of cash, cash equivalents, and restricted cash as presented in the consolidated statements of cash flows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Cash and cash equivalents	$149,351	$148,132	$100,796
Restricted cash, current	—	2,249	791
Restricted cash, non-current	—	—	2,373
Total cash, cash equivalents, and restricted cash	$149,351	$150,381	$103,960

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

Activity in the allowance for doubtful accounts was as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Beginning balance	$2,125	$1,400	$1,400
Additions: Charged to costs and expenses	1,091	1,298	410
Deductions: Write-offs, net of recoveries	(610)	(573)	(410)
Ending balance	$2,606	$2,125	$1,400

APPIAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Deferred Commissions

We capitalize costs of obtaining a contract with a customer, which consist of sales commissions paid to our sales team, and the associated incremental payroll taxes. These costs are recorded as deferred commissions in the consolidated balance sheets. Costs to obtain a contract for a new customer or upsell an existing customer are amortized over an estimated economic life of five years as sales commissions on initial sales are not commensurate with sales commissions on contract renewals. Commissions paid relating to contract renewals are deferred and amortized over the related renewal period. We determine the estimated economic life based on both qualitative and quantitative factors such as expected renewals, product life cycles, contractual terms, and customer attrition. We periodically review the carrying amount of deferred contract acquisition costs to determine whether events or changes in circumstances have occurred that could impact the estimated economic life. Costs to obtain a contract for professional services arrangements are expensed as incurred as the contractual period of our professional services arrangements are one year or less.

Amortization associated with deferred commissions is recorded to sales and marketing expense in our consolidated statements of operations. The following table summarizes the activity of costs to obtain a contract with a customer for the years ended December 31, 2023, and 2022 (in thousands):

	Year Ended December 31,
	2023	2022
Beginning balance	$85,984	$73,685
Additional contract costs deferred	53,894	49,816
Amortization of deferred contract costs	(45,853)	(37,517)
Ending balance	$94,025	$85,984

Commission expense was $46.8 million, $39.4 million, and $32.4 million for the years ended December 31, 2023, 2022, and 2021, respectively.

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

The following table outlines the useful lives of our major asset categories (in years):

Useful Life
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

APPIAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Goodwill is accounted for at the segment level and allocated to, and tested for impairment at, a level referred to as the reporting unit. We have determined our one segment consists of a single reporting unit. We test for impairment annually on the first day of the fourth quarter or between annual tests if events or changes in circumstances indicate the fair value of our reporting unit may be below its carrying amount. We have the option to qualitatively assess whether it is more likely than not the fair value our reporting unit is less than its carrying value. If we elect to perform a qualitative assessment and conclude it is more likely than not the fair value of the reporting unit is equal to or greater than its carrying value, no further assessment of that reporting unit’s goodwill is necessary; otherwise, goodwill must be tested for impairment. In 2023 and 2022, we elected to not perform the optional qualitative assessment of goodwill and instead performed the quantitative impairment test.

When performing the quantitative test, we determine the fair value of the reporting unit and compare it to the carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds the fair value of the reporting unit, the reporting unit’s goodwill is impaired, and we must recognize an impairment loss for the difference between the carrying amount and the fair value of the reporting unit. We estimate the fair value of our reporting unit using a market-based valuation methodology, which is primarily based on our consolidated market capitalization.

In the fourth quarter of 2023 and 2022, we completed our annual goodwill impairment test for our reporting unit, and the results of the test indicated the estimated fair value of our reporting unit significantly exceeded the carrying value.

Stock-Based Compensation

Compensation expense related to stock-based awards is calculated by determining the estimated fair value of the award on the grant date. We calculate the fair value of stock options containing only a service condition using the Black-Scholes option pricing model. The fair value of restricted stock units (“RSUs”) is based on the closing market price of our common stock on the Nasdaq Global Market on the date of grant. For service-based awards such as RSUs, stock-based compensation expense is recognized on a straight-line basis over the requisite service period. For awards that contain market conditions, compensation expense is measured using a Monte Carlo simulation and is recognized using the accelerated attribution method over the derived service period based on the expected market performance as of the grant date. We account for forfeitures as they occur rather than estimating expected forfeitures.

Leases

We combine lease and non-lease components and account for them as a single lease component for our facility leases. The discount rates related to our lease liabilities are based on estimates of our incremental borrowing rate on a secured basis, as the discount rates implicit in our lease agreements cannot be readily determined.

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

Basic net loss per common share is computed by dividing net loss by the weighted-average number of shares of common shares outstanding during the period. Diluted net loss per common share is computed similar to basic, except the weighted average number of common shares outstanding is increased to include additional outstanding shares from the assumed exercise of stock options and vesting of RSUs, if dilutive. The dilutive effect, if any, of convertible shares is calculated using the treasury stock method. As we reported net losses for all periods presented, all outstanding shares would be considered antidilutive if they were assumed to be vested or exercised.

APPIAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Gains and losses on foreign currency transactions are recognized in the accompanying consolidated statements of operations as a component of ‘Other (income) expense, net’. Gains and losses from transactions denominated in foreign currencies resulted in net transaction gains of $8.7 million, net transaction losses of $6.1 million, and net transaction losses of $3.7 million for the years ended December 31, 2023, 2022, and 2021, respectively.

Research and Development Expenses

Research and development expenses include payroll, employee benefits, and other headcount-related costs associated with product development. Our product utilizes a common codebase, whether accessed by customers via the cloud or via an on-premises installation. Since our software is sold and licensed externally, we consider our software as external-use software for purposes of applying the capitalized software development guidance. Product development costs are expensed as incurred until technological feasibility has been established, which is defined as the completion of all planning, designing, coding, and testing activities necessary to establish products that meet design specifications including functions, features, and technical performance requirements. We have determined technological feasibility for our software products is reached shortly before they are released for sale. Costs incurred after technological feasibility is established are not significant, and accordingly we expense all research and development costs when incurred.

APPIAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Severance Costs

During the first six months of 2023, we incurred severance costs related to involuntary reductions in our workforce designed to right-size our employee base and improve operations. Severance costs related to these actions totaled $6.3 million for the year ended December 31, 2023. The majority of the costs incurred were paid to the impacted employees by December 31, 2023. No severance costs were incurred related to an involuntary reduction in our workforce in 2022 and 2021.

Advertising Expenses

We expense advertising costs as they are incurred. Advertising expenses were $4.2 million, $5.8 million, and $4.4 million for the years ended December 31, 2023, 2022, and 2021, respectively.

Recent Accounting Pronouncements

Adopted

We did not adopt any new accounting guidance in 2023 that had a material impact on our consolidated financial statements or disclosures.

Not Yet Adopted

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvement to Reportable Segment Disclosures (ASU 2023-07), which enhances the disclosure requirements for operating segments in our annual and interim consolidated financial statements. The new guidance is effective for us beginning with our annual reporting for fiscal year 2024 and for interim period reporting beginning in fiscal year 2025 and will be applied on a retrospective basis. Early adoption is permitted. The new ASU requires public companies to disclose significant segment expenses and other segment items on an annual and interim basis and provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Additionally, it requires public companies to disclose the title and position of the Chief Operating Decision Maker (CODM). The ASU does not change how a public entity identifies its operating segments, aggregates them, or applies the quantitative thresholds to determine its reportable segments. This guidance also applies to public entities that have only one segment. The new ASU will only impact our disclosures with no impacts to our results of operations, cash flows and financial condition.

In December 2023, the FASB issued ASU 2023-09, Income Tax (Topic 740): Improvement to Income tax Disclosures (ASU 2023-09), which requires public companies to disclose, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, all entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. The new guidance is effective for our annual reporting for fiscal year 2025 on a prospective basis with the option to apply the standard retrospectively. Early adoption is permitted. The new ASU will only impact our disclosures with no impacts to our results of operations, cash flows and financial condition.

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

APPIAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes revenue recorded during the years ended December 31, 2023, 2022, and 2021 (in thousands):

	Year Ended December 31,
	2023	2022	2021
Cloud subscriptions	$304,481	$236,922	$179,415
Term license subscriptions	82,282	79,753	63,203
Maintenance and support	25,574	23,477	21,120
Total subscriptions	412,337	340,152	263,738
Professional services	133,026	127,839	105,521
Total revenue	$545,363	$467,991	$369,259

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

Subscriptions Revenue

Subscriptions revenue is primarily related to (1) cloud subscriptions bundled with maintenance and support and hosting services and (2) term license subscriptions bundled with maintenance and support. We generally charge subscription fees on a per-user basis or through non-user-based single application licenses. We bill customers and collect payment for subscriptions to our platform in advance on an annual, quarterly, or monthly basis. In certain instances, our customers have paid their entire contract up front.

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

Term License Subscriptions

Our term license subscriptions revenue is derived from customers with on-premises installations of our platform. The majority of our contracts are one year in length. Although term license subscriptions are sold with maintenance and support, the software is fully functional at the beginning of the subscription and is considered a distinct performance obligation. If a cloud-based subscription includes the right for the customer to take possession of the license, the revenue is treated as a term license. Revenue from term license subscriptions is recognized when control of the software license has transferred to the customer, which is the later of delivery or commencement of the contract term.

Maintenance and Support

Maintenance and support subscriptions include both technical support and when-and-if-available software upgrades, which are treated as a single performance obligation as they are considered a series of distinct services

APPIAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Consulting Services

We sell consulting services to assist customers in planning and executing the deployment of our software. Customers are not required to use consulting services to fully benefit from the software. Consulting services are regularly sold on a standalone basis and most often as either (1) under a fixed-fee arrangement or (2) on a time and materials basis. We also sell advisory services on a subscription basis to support customers or partners with their development and deployment. Consulting services contracts are considered separate performance obligations because they do not integrate with each other or with other products and services to deliver a combined output to the customer, do not modify or customize (or are not modified or customized by) each other or other products and services, and do not affect the customer's ability to use the other consulting offerings or other products and services. Revenue under consulting contracts is recognized over time as services are delivered. Revenue from subscription-based consulting contracts is recognized ratably over the contract period. For time and materials-based consulting contracts, we have elected the practical expedient of recognizing revenue upon invoicing since the invoiced amount corresponds directly to the value of our service to date.

Training Services

We sell various training services to our customers. Training services are sold in the form of prepaid training credits that are redeemed based on a fixed rate per course. Training revenue is recognized when the associated training services are delivered.

Significant Judgments and Estimates

Determining the Transaction Price

The transaction price is the total amount of consideration we expect to receive in exchange for the service offerings in a contract and may include both fixed and variable components. Variable consideration is included in the transaction price to the extent it is probable a significant reversal will not occur. The amount of variable consideration excluded from the transaction price for the years ended December 31, 2023, 2022, and 2021 was immaterial. Our estimates of variable consideration are also subject to subsequent true-up adjustments and may result in changes to transaction prices; however, such true-up adjustments are not expected to be material.

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

APPIAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The following table sets forth contract asset and contract liability balances as of December 31, 2023, 2022, and 2021 (in thousands):

	As of December 31,
	2023	2022	2021
Contract assets, current*	$12,052	$12,540	$12,515
Contract assets, non-current*	915	1,720	1,492
Total contract assets	$12,967	$14,260	$14,007

Deferred revenue, current	$235,992	$194,768	$150,169
Deferred revenue, non-current	4,700	5,556	2,430
Total contract liabilities	$240,692	$200,324	$152,599
* Current and non-current contract assets are reported as components of the ‘Prepaid expenses and other current assets’ and ‘Other assets’ line items, respectively, in our consolidated balance sheets.

Revenue recognized from amounts included in contract liabilities at the beginning of the period totaled $196.5 million, $147.0 million, and $114.2 million for the years ended December 31, 2023, 2022 and 2021, respectively. Accounts receivable, net of allowance, as of December 31, 2021 was $130.0 million.

Transaction Price Allocated to the Remaining Performance Obligations

As of December 31, 2023, we had an aggregate transaction price of $489.7 million allocated to unsatisfied performance obligations. We expect to recognize $310.9 million of this balance as revenue over the next 12 months with the remaining amount recognized thereafter.

4. Leases

As of December 31, 2023, our lease portfolio consists entirely of operating leases for corporate offices. Our operating leases have remaining lease terms with various expiration dates through 2031, and some leases include options to extend the term for up to an additional 10 years.

APPIAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Right-of-Use (“ROU”) Assets and Lease Liabilities

At the inception of an arrangement, we determine whether the arrangement is or contains a lease based on the unique facts and circumstances present and the classification of the lease. Operating leases with a term greater than one year are recognized on the consolidated balance sheets as ROU assets, lease liabilities, and long-term lease liabilities. ROU assets represent our right to use an underlying asset for the lease term, and lease liabilities represent our obligation to make lease payments arising from the lease. We have elected not to recognize on our consolidated balance sheets leases with a term of one year or less.

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

Lease Costs

Expense for operating leases is recognized on a straight-line basis over the lease term as an operating expense. We have lease agreements which require payments for lease and non-lease components (i.e., common area maintenance) that are accounted for as a single lease component. Variable lease payment amounts that cannot be determined at the commencement of the lease, such as maintenance costs, utilities, and service charges are not included in ROU assets or lease liabilities but rather are expensed as incurred and recorded as variable lease expense. We often receive customary incentives from our landlords such as tenant improvement allowances (“TIAs”) and rent abatement periods, which effectively reduce total lease payments owed for the leases.

The following table sets forth the components of lease expense for the years ended December 31, 2023, 2022, and 2021 (in thousands, exclusive of sublease income):

	Year Ended December 31,
	2023	2022	2021
Operating lease cost	$9,056	$6,950	$6,619
Short-term lease cost	1,444	583	149
Variable lease cost	4,230	3,817	2,713
Total	$14,730	$11,350	$9,481

Sublease income totaled $1.3 million and $0.4 million for the years ended December 31, 2023 and 2022, respectively. There was no sublease income for the year ended December 31, 2021.

APPIAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Supplemental Lease Information

Supplemental balance sheet information related to operating leases as of December 31, 2023 and 2022 is presented in the following table (in thousands, except for lease term and discount rate):

	As of December 31,
	2023	2022
Right-of-use assets for operating leases	$39,975	$37,248

Operating lease liabilities, current	$11,698	$8,681
Operating lease liabilities, net of current portion	59,067	57,225
Total operating lease liabilities	$70,765	$65,906

Weighted average remaining lease term (in years)	7.4	8.4

Weighted average discount rate	9.4%	9.4%

Supplemental cash flow and expense information related to operating leases for the years ended December 31, 2023, 2022, and 2021 is shown below (in thousands):

	Year Ended December 31,
	2023	2022	2021

Operating cash outflows for operating leases	$8,865	$7,073	$7,732

Amortization of operating lease ROU assets	2,676	1,495	1,361
Interest expense on operating lease liabilities	6,380	5,406	5,268

For each of the years ended December 31, 2023 and 2022, TIA reimbursements totaled $2.6 million. No TIA reimbursements were received during the year ended December 31, 2021.

A summary of our future minimum lease commitments under non-cancellable leases as of December 31, 2023 is shown below (in thousands):

Operating Leases
2024	$12,208
2025	13,011
2026	13,332
2027	13,583
2028	12,469
Thereafter	34,839
Total lease payments	99,442
Less: imputed interest	(28,677)
Total	$70,765

APPIAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
5. Goodwill and Intangible Assets

The following table details the changes in goodwill during the fiscal years ended December 31, 2023 and 2022 (in thousands):

Carrying Amount
Balance as of December 31, 2021	$27,795
Foreign currency translation adjustments	(1,446)
Balance as of December 31, 2022	$26,349
Foreign currency translation adjustments	757
Balance as of December 31, 2023	$27,106

Intangible assets, net consisted of the following as of December 31, 2023 and 2022 (in thousands):

	As of December 31,
	2023	2022
Developed technology	$7,091	$6,893
Customer relationships	950	1,073
Intangible assets, gross	8,041	7,966
Less: Accumulated amortization	(4,152)	(2,715)
Intangible assets, net	$3,889	$5,251

Intangible amortization expense was $1.5 million, $1.5 million, and $0.8 million for the years ended December 31, 2023, 2022, and 2021, respectively. As of December 31, 2023, the weighted average remaining amortization periods for developed technology and customer relationships were approximately 2.5 years and 7.3 years, respectively.

The following table shows the projected annual amortization expense related to amortizable intangible assets as of December 31, 2023 (in thousands):

Year Ended December 31,
2024	$1,513
2025	1,204
2026	775
2027	95
2028	95
Thereafter	207
Total projected amortization expense	$3,889

APPIAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
6. Property and Equipment, net

Property and equipment, net consisted of the following as of December 31, 2023 and 2022 (in thousands):

	As of December 31,
	2023	2022
Leasehold improvements	$53,313	$45,959
Office furniture and fixtures	3,825	3,476
Computer hardware	9,671	9,689
Computer software	820	1,353
Equipment	194	242
Property and equipment, gross	67,823	60,719
Less: Accumulated depreciation	(25,141)	(18,864)
Property and equipment, net	$42,682	$41,855

Depreciation expense totaled $8.0 million, $5.8 million, and $4.9 million for the years ended December 31, 2023, 2022, and 2021, respectively. During the years ended December 31, 2023, and 2022, we disposed of or retired $1.4 million and $1.0 million worth of fully depreciated property and equipment, respectively. Disposals during the year ended December 31, 2021 were not significant.

7. Accrued Expenses

Accrued expenses consisted of the following as of December 31, 2023 and 2022 (in thousands):

	As of December 31,
	2023	2022
Hosting costs	$2,973	$2,802
Contract labor costs	600	1,465
Marketing and tradeshow expenses	685	1,000
Audit and tax expenses	1,499	911
Taxes payable	1,261	827
Legal costs	103	475
Reimbursable employee expenses	880	1,004
Third party license fees	678	1,223
Capital expenditures	644	744
Other accrued expenses	1,723	1,776
Total accrued expenses	$11,046	$12,227

8. Debt

Senior Secured Credit Facilities Credit Agreement

As of December 31, 2023, we have a Senior Secured Credit Facilities Credit Agreement (the “Credit Agreement”) which provides for a five-year term loan facility in an aggregate principal amount of $150.0 million and, in addition, up to $75.0 million for a revolving credit facility, including a letter of credit sub-facility in the aggregate availability amount of $15.0 million and a swingline sub-facility in the aggregate availability amount of $10.0 million (as a sublimit of the revolving loan facility).

APPIAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
On February 12, 2024, we executed the fourth amendment to the credit agreement which increased the aggregate principal amount of the term loan facility by $50.0 million, increased the limit of the revolving credit facility by $25.0 million, and amended certain covenants and definitions. The total aggregate term loan facility is now $200.0 million and the revolving credit facility is $100.0 million. The Credit Agreement matures on November 3, 2027. We will use the proceeds to continue funding the growth of our business and support our working capital requirements.

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

In addition, the Credit Agreement contains other customary representations, warranties, and covenants, including covenants by us limiting additional indebtedness, guarantees, liens, fundamental changes, mergers and consolidations, dispositions of assets, investments, paying dividends on capital stock or redeeming, repurchasing or retiring capital stock, prepaying certain junior indebtedness and preferred stock, certain corporate changes, and transactions with affiliates. The Credit Agreement also provides for customary events of default, including but not limited to non-payment, breaches, or defaults in the performance of covenants, insolvency, bankruptcy, and the occurrence of a material adverse effect on us.

The following table summarizes outstanding debt balances as of December 31, 2023 and 2022 (in thousands):

	As of December 31,
	2023	2022
Borrowings under revolving credit facility	$62,000	$—
Secured term loan facility	145,813	119,375
Less: Debt issuance costs(1)	(1,224)	(1,256)
Total debt, net of debt issuance costs	$206,589	$118,119

Debt, current	$66,368	$2,740
Long-term debt	140,221	115,379
Total debt	$206,589	$118,119
(1) Deferred debt issuance costs associated with the term loan facility are recorded net of the debt obligation and amortized to interest expense over the term of the Credit Agreement.

APPIAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the annual maturities of the principal amount of total debt due as of December 31, 2023 (in thousands):

Year Ended December 31,
2024	$4,688
2025	7,500
2026	7,500
2027*	188,125
Total	$207,813
* The contractual maturity of our outstanding revolving credit facility of $62.0 million is November 3, 2027, and is shown in the table above in fiscal year 2027. The revolving credit facility is presented as current debt on our consolidated balance sheet due to management’s intention to repay the outstanding balance within the next 12 months.

We were in compliance with all covenants contained in the Credit Agreement. As of December 31, 2023, we had $62.0 million outstanding borrowings under our $75.0 million revolving credit facility, and we had outstanding letters of credit totaling $11.8 million in connection with securing our leased office space.

9. Income Taxes

For the years ended December 31, 2023, 2022, and 2021, our loss before income taxes was comprised of the following (in thousands):

	Year Ended December 31,
	2023	2022	2021
Domestic	$(89,925)	$(102,434)	$(48,743)
Foreign	(18,307)	(47,794)	(39,120)
Total	$(108,232)	$(150,228)	$(87,863)

For the years ended December 31, 2023, 2022, and 2021, our income tax expense was comprised of the following (in thousands):

	Year Ended December 31,
	2023	2022	2021
Current:
Federal	$34	$72	$15
State	223	119	79
Foreign	4,523	1,409	1,156
Total current expense	4,780	1,600	1,250
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	(1,571)	(908)	(472)
Total deferred benefit	(1,571)	(908)	(472)
Total income tax expense	$3,209	$692	$778

APPIAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2023, 2022, and 2021, the provision for income taxes differs from the amount computed by applying the federal statutory income tax rates to our loss before the provision for income taxes as follows:

	Year Ended December 31,
	2023	2022	2021
U.S. federal statutory tax rate	21.0%	21.0%	21.0%
State tax expense	3.8	4.1	4.7
Foreign rate differential	(3.1)	(3.3)	(4.1)
Nondeductible expenses	(0.7)	(0.3)	(0.5)
Foreign tax expense	(0.4)	0.3	(0.2)
Equity compensation	(2.4)	1.0	7.0
Tax credits	9.5	4.7	5.0
Unrecognized tax benefits	(1.8)	(0.9)	(0.9)
Change in tax rate	(0.9)	0.3	(1.2)
Other	0.2	(0.5)	(0.1)
Deferred adjustments	(3.0)	(0.8)	0.9
Change in valuation allowance	(25.2)	(26.1)	(32.5)
Total	(3.0)%	(0.5)%	(0.9)%

The effective tax rate of (3.0)% in 2023 includes $27.3 million of tax expense attributable to the change in the valuation allowance in the United States and Switzerland, partially offset by $10.3 million of favorable tax benefits for research credits.

APPIAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Deferred tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amount of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
As of December 31, 2023 and 2022, significant components of our deferred tax assets and liabilities were as follows (in thousands):

	As of December 31,
	2023	2022
Deferred tax assets:
Net operating losses	$103,299	$85,442
Tax credits	29,582	21,215
Deferred revenue	861	416
Equity compensation	4,879	5,314
Lease liabilities	18,822	17,732
Accrued compensation	3,323	4,510
Bad debt	447	656
Other accrued expense	218	16
Capitalized research and development costs	35,047	29,991
Other	1,369	431
Gross deferred tax assets	197,847	165,723
Less: Valuation allowance	(161,966)	(132,581)
Total deferred tax assets	35,881	33,142

Deferred tax liabilities:
Prepaid expenses	(16,505)	(15,309)
Right-of-use assets	(10,626)	(10,056)
Depreciation	(3,779)	(4,275)
Intangible assets	(1,179)	(1,540)
Other	(341)	(123)
Total deferred tax liabilities	(32,430)	(31,303)
Net deferred tax assets	$3,451	$1,839

As of December 31, 2023 and 2022, we had $295.9 million and $237.7 million, respectively, of gross net operating loss (“NOL”) carryforwards for U.S. federal tax purposes. U.S. federal NOL carryforwards in the gross amount of $24.4 million and generated prior to 2018 will expire, if unused, in 2037. Under the Tax Cuts and Jobs Act of 2017 (the “TCJA”), as modified by the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), federal NOL carryforwards generated in tax years beginning after December 31, 2017 may be carried forward indefinitely. As of December 31, 2023, we had $271.5 million of gross NOL carryforwards generated after 2017 for U.S. federal tax purposes, which may be used to offset 80% of our taxable income annually.

Section 382 of the Internal Revenue Code limits the utilization of NOL carryforwards when ownership changes occur, as defined by that section. A number of states have similar state laws that limit utilization of state NOL carryforwards when ownership changes occur. We have performed an analysis of our Section 382 ownership changes and have determined all U.S. federal and state NOL carryforwards are available for use as of December 31, 2023.

Beginning in 2022, the TCJA eliminated the option to deduct research and development expenditures immediately in the year incurred and requires companies to amortize such expenditures over five or fifteen years for tax purposes, depending on whether the activities were incurred in the U.S. or outside of the U.S. The new research and development expenditures rules resulted in a tax-effected deferred tax asset (before valuation allowance) of approximately $35.0 million and $30.0 million as of December 31, 2023 and 2022, respectively. Due

APPIAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
to the full valuation allowance recorded against our U.S. deferred tax assets, there was no impact to net deferred tax assets. Additionally, there was no cash tax impact for 2023 due to our ability to use NOL carryforwards to fully offset taxable income generated by the changes to research and development expenditures.

As of December 31, 2023 and 2022, we had $27.2 million and $19.3 million, respectively, of U.S. federal tax credit carryforwards which will expire, if unused, between 2031 and 2043.

As of December 31, 2023 and 2022, we had U.S. gross state NOL carryforwards of $306.8 million and $256.3 million, respectively. We had tax-effected state NOL carryforwards of $17.0 million and $14.8 million as of December 31, 2023 and 2022, respectively. The rules regarding carryforwards vary from state to state, and the ability to utilize NOLs varies based on timing and amount. The majority of state NOL carryforwards generated prior to 2018 will expire, if unused, in 2037. Due to the TCJA, certain state NOL carryforwards generated after 2017 have an indefinite carryforward period.

As of December 31, 2023 and 2022, we had foreign gross NOL carryforwards of $192.3 million and $163.4 million, respectively, primarily attributable to our subsidiary in Switzerland. We had tax-effected foreign NOL carryforwards of $21.8 million and $18.7 million as of December 31, 2023 and 2022, respectively. In 2023, $1.1 million of tax-effected Swiss NOLs expired related to the 2016 tax year. An additional portion of those NOL carryforwards will expire each year, if unused, between 2024 and 2030.

As of December 31, 2023 and 2022 we had a total valuation allowance of $162.0 million and $132.6 million, respectively. The following table summarizes the activity related to our valuation allowances for the years ended December 31, 2023, 2022, and 2021 (in thousands):

	Year Ended December 31,
	2023	2022	2021
Beginning balance	$132,581	$94,399	$65,914
Charged to expense	27,267	39,203	28,450
Foreign currency translation adjustments	2,118	(1,021)	35
Deductions from reserve	—	—	—
Ending balance	$161,966	$132,581	$94,399

As of December 31, 2023, we continued to maintain a full valuation allowance against U.S. deferred tax assets based on our cumulative operating results as of December 31, 2023, three-year cumulative loss, and an assessment of our expected future results of operations. We have evaluated all evidence, both positive and negative, in assessing the likelihood of realizability, and we determined the negative evidence outweighed the positive evidence.

As of December 31, 2023, we have a valuation allowance of $21.8 million against foreign deferred tax assets at our subsidiary in Switzerland. Based on our cumulative operating results as of December 31, 2023 and assessment of our expected future results of operations, we determined it was not more likely than not we would be able to realize the deferred tax assets prior to expiration.

We plan to distribute previously undistributed earnings of our foreign subsidiaries back to the United States in future years. Upon repatriation of those earnings, if any, we may be subject to taxes, including withholding taxes, net of any applicable foreign tax credits. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable.

APPIAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2023 and 2022, we had unrecognized tax benefits of $6.5 million and $4.5 million, respectively, none of which would affect our effective tax rate if recognized due to the valuation allowance. The following table summarizes the activity related to our unrecognized tax benefit from December 31, 2020 to December 31, 2023 (in thousands):

Balance as of December 31, 2020	$2,277
Additions for tax positions in current years	812
Additions for tax positions in prior years	—
Reductions due to lapse in statutes of limitations	—
Settlements	—
Balance as of December 31, 2021	3,089
Additions for tax positions in current years	1,399
Additions for tax positions in prior years	—
Reductions due to lapse in statutes of limitations	—
Settlements	—
Balance as of December 31, 2022	4,488
Additions for tax positions in current years	1,740
Additions for tax positions in prior years	256
Reductions due to lapse in statutes of limitations	—
Settlements	—
Balance as of December 31, 2023	$6,484

We recognize interest and penalties related to uncertain tax positions in income tax expense. Our uncertain tax positions primarily relate to federal research and development tax credits. During the years ended December 31, 2023, 2022, and 2021, we recognized nominal amounts in interest. The cumulative balances of interest and penalties as of December 31, 2023 and 2022 were immaterial. We anticipate total unrecognized tax benefits will not decrease over the next year.

We file income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions. Due to the NOL carryforward, tax years 2016 through 2023 remain open to examination by the major taxing jurisdictions to which we are subject. There are no open examinations that would have a meaningful impact to our consolidated financial statements.

10. Stock-Based Compensation

Equity Incentive Plans

In May 2017, our Board of Directors adopted, and our stockholders approved, the 2017 Equity Incentive Plan (the “2017 Plan”). The 2017 Plan provides for the grant of incentive stock options to employees and for the grant of nonstatutory stock options, restricted stock awards, restricted stock units (“RSUs”), stock appreciation rights, performance-based stock awards, and other forms of equity compensation to employees, including officers, non-employee directors, and consultants. We initially reserved 6,421,442 shares of Class A common stock for issuance under the 2017 Plan, which included 421,442 shares that remained available for issuance under our 2007 Stock Option Plan (the “2007 Plan”) at the time the 2017 Plan became effective. The number of shares reserved under the 2017 Plan increases for any shares subject to outstanding awards originally granted under the 2007 Plan that expire or are forfeited prior to exercise. As a result of the adoption of the 2017 Plan, no further grants may be made under the 2007 Plan. As of December 31, 2023, there were 7,196,149 shares of Class A common stock reserved for issuance under the 2017 Plan, of which 2,516,133 are still available to be issued.

APPIAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

In June 2022, our Board of Directors granted a stock option to purchase 700,000 shares of our Class A common stock to our Chief Executive Officer (the “2022 CEO Grant”) under the 2017 Plan with an exercise price of $50.63 per share. The 2022 CEO Grant is eligible to vest based on the achievement of various stock price appreciation targets of our Class A common stock. Specifically, the 2022 CEO Grant vests in four installments of 25% each if the average closing price per share for a 365 day calendar period equals or exceeds each of $175, $200, $225, and $250, respectively (the “Vesting Price Threshold”), prior to June 7, 2030. The option also vests if the Company engages in a Corporate Transaction, as defined in the Plan, in which the Company’s Class A common stock is valued at or above the Vesting Price Threshold. The fair value of the 2022 CEO Grant was determined using a Monte Carlo simulation. The fair value of the award at the grant date was $18.8 million and is being amortized over derived service periods ranging from 3.4 years to 4.1 years.

The only stock option awarded during the years ended December 31, 2023, 2022, and 2021 was the 2022 CEO Grant. The following table summarizes the assumptions used to estimate the fair value of the 2022 CEO stock option grant:

	Year Ended December 31,
	2023	2022	2021
Risk-free interest rate	*	3.01%	*
Expected term (in years)	*	**	*
Expected volatility	*	70%	*
Expected dividend yield	*	—	*
* Not applicable because no stock options were granted during the period.
** Each Vesting Price Threshold for the 2022 CEO grant has a unique expected term ranging from 3.4 years to 4.1 years.

APPIAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes stock option activity for the years ended December 31, 2023, 2022, and 2021:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2020	3,399,240	$14.06	4.9	$503,174
Granted	—	—
Exercised	(423,824)	6.55		43,525
Expired	(4,100)	10.54
Forfeited	(17,960)	11.78
Outstanding at December 31, 2021	2,953,356	15.16	4.0	147,812
Granted	700,000	50.63
Exercised	(937,217)	27.14		32,858
Expired	(7,900)	4.06
Forfeited	(10,280)	12.28
Outstanding at December 31, 2022	2,697,959	20.25	5.1	45,867
Granted	—	—
Exercised	(98,610)	7.56		3,387
Expired	—	—
Forfeited	—	—
Outstanding at December 31, 2023	2,599,349	$20.73	4.2	$53,089

Exercisable at December 31, 2023	1,899,349	$9.71	2.6	$53,089

No stock options were vested during the year ended December 31, 2023. The total fair value of stock options that vested during the years ended December 31, 2022 and 2021 was $0.9 million and $10.8 million, respectively. As of December 31, 2023, the total compensation cost related to unvested stock options not yet recognized, which relates exclusively to the 2022 CEO Grant, was $10.9 million. This amount will be recognized over a remaining weighted average period of 2.20 years.

APPIAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Restricted Stock Units

The following table summarizes RSU activity for the years ended December 31, 2023, 2022, and 2021:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested and outstanding at December 31, 2020	1,165,003	$46.04
Granted	488,462	108.98
Vested	(354,130)	43.39
Forfeited	(89,806)	62.72
Non-vested and outstanding at December 31, 2021	1,209,529	70.99
Granted	606,203	52.63
Vested	(403,648)	58.63
Forfeited	(221,364)	70.30
Non-vested and outstanding at December 31, 2022	1,190,720	65.97
Granted	710,278	42.52
Vested	(668,119)	58.64
Forfeited	(154,815)	62.73
Non-vested and outstanding at December 31, 2023	1,078,064	$55.52

As of December 31, 2023, total unrecognized compensation cost related to unvested RSUs was approximately $41.8 million, which will be recognized over a weighted average period of 1.4 years.

The following table summarizes the components of our stock-based compensation expense by instrument type for the years ended December 31, 2023, 2022, and 2021 (in thousands):

	Year Ended December 31,
	2023	2022	2021
RSUs	$37,563	$35,290	$19,382
Stock options	5,045	2,790	3,839
Common stock awards to Board of Directors	779	750	623
Total stock-based compensation expense	$43,387	$38,830	$23,844

The following table summarizes stock-based compensation expense by line item in the accompanying consolidated statements of operations for the years ended December 31, 2023, 2022, and 2021 (in thousands):

	Year Ended December 31,
	2023	2022	2021
Cost of revenue
Subscriptions	$925	$996	$1,199
Professional services	6,055	5,309	3,131
Operating expenses
Sales and marketing	10,842	9,152	5,426
Research and development	12,486	12,523	5,224
General and administrative	13,079	10,850	8,864
Total stock-based compensation expense	$43,387	$38,830	$23,844

APPIAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
11. Stockholders' Equity

We have authorized 500,000,000 shares of Class A common stock and 100,000,000 shares of Class B common stock, each with a par value of $0.0001 per share. As of December 31, 2023, our shares of Class A common stock, which are publicly traded on the Nasdaq Global Market, totaled 42,169,970 issued and outstanding while our Class B common stock, which are not publicly traded, totaled 31,196,796 issued and outstanding. The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion rights. The holders of Class A common stock are entitled to one vote per share, and the holders of Class B common stock are entitled to ten votes per share on all matters subject to stockholder vote. The holders of Class B common stock also have approval rights for certain corporate actions. Each share of Class B common stock may be converted into one share of Class A common stock at the option of its holder and will be automatically converted upon transfer thereof, subject to certain exceptions. In addition, upon the date on which the outstanding shares of Class B common stock represent less than 10% of the aggregate voting power of our capital stock, all outstanding shares of Class B common stock will convert automatically into Class A common stock.

12. Basic and Diluted Loss per Common Share

The following table sets forth the computation of basic and diluted net loss per share for the years ended December 31, 2023, 2022, and 2021 (in thousands, except share and per share data):

	Year Ended December 31,
	2023	2022	2021
Numerator:
Net loss	$(111,441)	$(150,920)	$(88,641)
Denominator:
Weighted average common shares outstanding, basic and diluted	73,102,470	72,455,175	71,036,490
Net loss per share, basic and diluted	$(1.52)	$(2.08)	$(1.25)

Due to net losses for the years ended December 31, 2023, 2022, and 2021, basic and diluted net loss per share were equal as the effect of potentially dilutive securities would have been antidilutive.

The following outstanding securities, prior to the use of the treasury stock method, have been excluded from the computation of diluted weighted-average shares outstanding for the respective periods below because they would have been antidilutive to earnings per share:

	Year Ended December 31,
	2023	2022	2021
Stock options	2,599,349	2,697,959	2,953,356
Non-vested restricted stock units	1,078,064	1,190,720	1,209,529

13. Commitments and Contingencies

Minimum Purchase Commitments

We have a non-cancellable cloud hosting arrangement with Amazon Web Services (“AWS”) that contains provisions for minimum purchase commitments. Specifically, purchase commitments under the agreement total $131.0 million over five years. The agreement, which started July 2021 and is now in its third year as of December 31, 2023, contains minimum spending requirements of $28.0 million in each of the third, fourth, and fifth years. Spending under this agreement for the year ended December 31, 2023, 2022, and 2021 totaled $36.6 million, $33.1 million, and $11.8 million, respectively. The timing of payments under the agreement may vary.

APPIAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Exclusive of the AWS contract, we have other non-cancellable agreements for subscription software products that contain provisions stipulating minimum purchase commitments. However, the annual purchase commitments under these contracts are, individually and in the aggregate, immaterial to our consolidated financial statements.

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

Defendant Youyong Zou has satisfied the judgment of $5,000 (plus interest) against him in lieu of appealing that judgment. On September 15, 2022, Pegasystems filed a notice of appeal to the Court of Appeals of Virginia. Both sides have submitted their respective appeal briefs to the Court of Appeals, and the Court held a hearing on the appeal on November 15, 2023. The timeline of the case is solely within the control of the Court of Appeals until it rules. Pegasystems is not required to pay us the judgment, attorney’s fees, or post-judgment interest until all appeals are exhausted. We cannot predict the outcome of any appeals or the exact time it will take to resolve them. Consistent with other judgments, there is no guarantee we will be able to collect all or any portion of the judgment. Consequently, we will not record the award in our consolidated financial statements until all contingencies are resolved and we collect on the judgment.

Judgment Preservation Insurance

On September 1, 2023, we entered into a Judgment Preservation Insurance (“JPI”) policy in connection with our $2.036 billion judgment against Pegasystems. The total cost of the policy was $57.3 million and is comprised of the premium, a one-time broker fee, and Virginia lines tax. The policy provides up to $500.0 million of coverage.

The total cost of the policy was capitalized and will be amortized on a straight-line basis over the estimated length of the appeals process. As of December 31, 2023, we estimated the length of the appeals process (solely for amortization purposes) to be approximately three years. This estimate will be updated each reporting period. Amortization expense associated with the JPI premium is recorded to general and administrative expenses in our consolidated statements of operations. JPI amortization expense was $6.0 million for the year ended December 31, 2023. As of December 31, 2023, $18.1 million of the unamortized balance is classified as ‘Prepaid expenses and other current assets’ while the remaining $33.2 million is classified as ‘Other assets’ on our consolidated balance sheets.

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

APPIAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
14. Segment and Geographic Information

The following table summarizes revenue by geography for the years ended December 31, 2023, 2022, and 2021 (in thousands):

	Year Ended December 31,
	2023	2022	2021
Domestic	$350,210	$311,075	$243,562
International	195,153	156,916	125,697
Total	$545,363	$467,991	$369,259

With respect to geographic information, revenue is attributed to respective geographies based on the contracting address of the customer. The value of our long-lived assets, which are comprised of property and equipment and intangible assets, held in the United States and internationally as of December 31, 2023 were $34.0 million and $12.6 million, respectively. As of December 31, 2022, our long-lived assets held in the United States and internationally were $38.8 million and $8.3 million, respectively.

15. Retirement Plans

We have a defined contribution 401(k) retirement and savings plan (the “Plan”) to provide retirement benefits for all eligible employees. With limited exceptions, all employees over the age of 21 on the first day of the month immediately following the month of hiring are eligible to participate in the Plan. The Plan allows eligible employees to make salary-deferred contributions up to 75% of their pre-tax annual compensation, as defined in the Plan, as long as the total contributed does not exceed the annual maximum allowable amount under the Internal Revenue Code. The Company makes a semi-monthly matching contribution of 100% of the employee's contribution for that pay period, up to a maximum of 4% of the employee's eligible gross compensation for that pay period. Company contributions vest ratably based on years of service over a four year period, beginning with the completion of the first year of service. For the years ended December 31, 2023, 2022, and 2021, we incurred $12.9 million, $11.5 million, and $8.7 million, respectively, in contribution expense related to employer matching contributions.

16. Investments and Fair Value Measurements

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
•Level 2 - Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and
•Level 3 - Unobservable inputs for which there is little or no market data, and which require us to develop our own estimates and assumptions reflecting those that a market participant would use.

The asset or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. There were no instruments measured at fair value on a recurring basis using significant unobservable inputs during the years ended December 31, 2023 and 2022.

The valuation techniques that may be used to measure fair value are as follows:

APPIAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The carrying amounts of our restricted cash, accounts receivable, accounts payable, and accrued expenses approximate fair value as of December 31, 2023 and 2022 because of the relatively short duration of these instruments. Additionally, the carrying value of our debt associated with the term loan facility approximates fair value because the interest rates are variable and reset on relatively short durations to the then market rates.

Investments

Our investment portfolio consists largely of debt investments classified as available-for-sale. Changes in the fair value of available-for-sale securities, excluding other-than-temporary impairments, are recorded in Accumulated other comprehensive loss in our consolidated balance sheets. The components of our investments as of December 31, 2023 and 2022 are as follows (in thousands):

	As of December 31, 2023
	Fair Value Measurement				Balance Sheet Classification
	Fair Value Level	Cost Basis	Unrealized Gains (Losses)	Fair Value	Cash and Cash Equivalents	Short-term Investments and Marketable Securities
Cash	Level 1	$—	$—	$93,029	$93,029	$—
Money market fund	Level 1	56,322	—	56,322	56,322	—
U.S. Treasury bonds	Level 1	4,830	(2)	4,828	—	4,828
Agency bonds	Level 2	4,828	(3)	4,825	—	4,825
Total investments		$65,980	$(5)	$159,004	$149,351	$9,653

As of December 31, 2022, our investments consisted of the following (in thousands):

	As of December 31, 2022
	Fair Value Measurement				Balance Sheet Classification
	Fair Value Level	Cost Basis	Unrealized Gains (Losses)	Fair Value	Cash and Cash Equivalents	Short-Term Investments and Marketable Securities
Cash	Level 1	$—	$—	$108,663	$108,663	$—
Money market fund	Level 1	39,469	—	39,469	39,469	—
U.S. Treasury bonds	Level 1	9,396	(13)	9,383	—	9,383
Commercial paper	Level 2	26,704	—	26,704	—	26,704
Corporate bonds	Level 2	9,353	(12)	9,341	—	9,341
Agency bonds	Level 2	2,432	3	2,435	—	2,435
Total investments		$87,354	$(22)	$195,995	$148,132	$47,863

There were no Level 3 assets held at any point during the years ended December 31, 2023 and 2022. Additionally, there were no transfers between Levels 1 and 2 during the years ended December 31, 2023 and 2022.

APPIAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Interest income on our investments totaled $9.0 million and $0.9 million for the years ended December 31, 2023 and 2022, respectively. Interest income on investments was immaterial for the year ended December 31, 2021.

The contractual maturities of our debt securities as of December 31, 2023 and 2022 are all one year or less. Actual maturities may differ from contractual maturities because borrowers have the right to call or prepay certain obligations.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. Based on the evaluation of our disclosure controls and procedures as of December 31, 2023, our Chief Executive Officer and Chief Financial Officer concluded, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) of the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013). Based on this assessment, management concluded that, as of December 31, 2023, our internal control over financial reporting was effective.

The Annual Report on Form 10-K includes an attestation report of our independent registered public accounting firm regarding internal control over financial reporting, which appears in Part II, Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There have been no material changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

The information set forth below is included herein for purposes of providing disclosure under Form 8-K.

Item 8.01 Other Events

On February 12, 2024, we entered into a Joinder and Fourth Amendment to our Credit Agreement with MUFG Bank, Ltd., Wells Fargo Bank, National Association, Comerica Bank, Customers Bank, TD Bank N.A., Scotiabank, and Silicon Valley Bank, a division of First-Citizens Bank & Trust Company (the “Fourth Amendment”), to add TD Bank, N.A. and Scotiabank as additional lenders, increase the total aggregate term loan facility to $200.0 million and revolving credit facility to $100.0 million, and amend certain covenants and definitions.

The foregoing description of the Fourth Amendment does not purport to be complete and is qualified in its entirety by reference to the Fourth Amendment, a copy of which will be filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2024.

Rule 10b5-1 Trading Plans

The adoption or termination of contracts, instructions, or written plans for the purchase or sale of our securities by our Section 16 officers and directors for the three months ended December 31, 2023, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (“Rule 10b5-1 Plan”), were as follows:

Name	Title	Action	Date Adopted	Expiration Date	Aggregate # of Securities to be Purchased/Sold
Robert Kramer (1)	General Manager and Director	Adoption	12/6/2023	3/5/2025	236,382
(1) Robert Kramer, General Manager and a member of the Board of Directors, entered into a prearranged stock trading plan pursuant to Rule 10b5-1 on December 6, 2023. Mr. Kramer’s plan provides for the potential sale of up to 236,382 shares of Appian Class A common stock. The plan expires on the earlier of the completion of all authorized transactions under the plan or March 5, 2025.

Other than those disclosed above, none of our directors or officers adopted or terminated a "non-Rule 10b5-1 trading arrangement" as defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to our Proxy Statement for our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2023.

We have adopted a Code of Conduct, applicable to all of our employees, executive officers, and directors. The Code of Conduct is available on our website at www.appian.com. We expect any amendments to the Code of Conduct or any waivers of its requirement will be disclosed on our website (www.appian.com) as required by applicable law or the listing standards of the Nasdaq Global Market. The information contained on, or that can be accessed through, our website is not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our website are intended to be inactive textual references only.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to our Proxy Statement for our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to our Proxy Statement for our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2023.

Item 13. Certain Relationships and Related Transactions and Director Independence.

The information required by this item is incorporated by reference to our Proxy Statement for our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2023.

Item 14. Principal Accountant Fees and Services.

The information required by this item is incorporated by reference to our Proxy Statement for our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2023.

Part IV

Item 15. Exhibits and Financial Statement Schedules.

(a) The following documents are filed as part of this Annual Report on Form 10-K:

(1) Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm (BDO USA, P.C.; McLean, Virginia; PCAOB ID #243) are shown in the Index to Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

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

10.13	Form of Amended and Restated Employment Agreement, dated as of April 27, 2017, by and between Appian Corporation and Chris Winters.+
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

10.15	Employment Agreement, dated as of March 31, 2020, by and between Appian Corporation and Pavel Zamudio-Ramirez .+
Previously filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K (File No. 001-38098) filed with the Securities and Exchange Commission on February 16, 2023, and incorporated herein by reference.

10.16	Employment Agreement, dated as of April 2, 2022, by and between Appian Corporation and Mark Matheos.+
Previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-38098) filed with the Securities and Exchange Commission on May 5, 2022, and incorporated herein by reference.

10.17	Employment Agreement, dated as of October 14, 2022, by and between Appian Corporation and Christopher Jones.+
Previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-38098) filed with the Securities and Exchange Commission on November 3, 2022, and incorporated herein by reference.

10.18	Deed of Lease, dated April 17, 2018, between Appian Corporation and Tamares 7950 Owner LLC.
Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38098), filed with the Securities and Exchange Commission on April 23, 2018, and incorporated herein by reference.

10.19	First Amendment to Deed of Lease, dated December 23, 2019, between Appian Corporation and Tamares 7950 Owner LLC.
Previously filed as Exhibit 10.15 to the Company's Annual Report on Form 10-K (File No. 001-38098), filed with the Securities and Exchange Commission on February 20, 2020, and incorporated herein by reference.

10.20	Second Amendment to Deed of Lease, effective as of January 1, 2020, between Appian Corporation and Tamares 7950 Owner LLC.
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

10.23	Software Enterprise OEM License Agreement, dated as of June 15, 2016, by and between Appian Corporation and Kx Systems, Inc.†
Previously filed as Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-217510), filed with the Securities and Exchange Commission on April 27, 2017, and incorporated herein by reference.

10.24	Addendum No. 1 to Software Enterprise OEM License Agreement, dated as of August 20, 2019, by and between Appian Corporation and Kx Systems, Inc.
Previously filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 001-38098) filed with the Securities and Exchange Commission on October 31, 2019, and incorporated herein by reference.

10.25	Addendum No. 2 to Software Enterprise OEM License Agreement, dated as of August 31, 2023, by and between Appian Corporation and Kx Systems, Inc.
Previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-38098) filed with the Securities and Exchange Commission on November 2, 2023, and incorporated herein by reference.

10.26	Senior Secured Credit Facilities Credit Agreement, dated as of November 3, 2022, by and among Appian Corporation, Wells Fargo Bank, National Association, Comerica Bank, and Silicon Valley Bank.
Previously filed as Exhibit 10.27 to the Company’s Annual Report on Form 10-K (File No. 001-38098) filed with the Securities and Exchange Commission on February 16, 2023, and incorporated herein by reference.

10.27	Joinder and First Amendment to Credit Agreement, dated as of December 13, 2022, by and among Appian Corporation, MUFG Bank, Ltd., Wells Fargo Bank, National Association, Comerica Bank, and Silicon Valley Bank.
Previously filed as Exhibit 10.28 to the Company’s Annual Report on Form 10-K (File No. 001-38098) filed with the Securities and Exchange Commission on February 16, 2023, and incorporated herein by reference

10.28
Joinder and Second Amendment to Credit Agreement, dated as of February 21, 2023, by and among Appian Corporation, MUFG Bank, Ltd., Wells Fargo Bank, National Association, Comerica Bank, Customers Bank, and Silicon Valley Bank.

Previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-38098) filed with the Securities and Exchange Commission on May 9, 2023, and incorporated herein by reference.

10.29
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

Previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-38098) filed with the Securities and Exchange Commission on August 3, 2023, and incorporated herein by reference.

21.1	Subsidiaries of Appian Corporation.	Filed herewith.

23.1	Consent of BDO USA, P.C., independent registered public accounting firm.	Filed herewith.

24.1	Power of Attorney. Reference is made to the signature page hereto.	Filed herewith.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*	Filed herewith.

97	Appian Corporation Compensation Recoupment Policy dated October 31, 2023	Filed herewith.

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.	Attached.

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Attached.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Attached.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Attached.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Attached.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Attached.

104	Cover page interactive data file (formatted as Inline XBRL and contained in Exhibit 101)	Attached.
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

APPIAN CORPORATION

February 15, 2024	By:	/s/ Matthew Calkins	/s/ Mark Matheos
		Name: Matthew Calkins	Name: Mark Matheos
		Title: Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	Title: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

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

Signature	Title	Date
/s/ Matthew Calkins Matthew Calkins	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	February 15, 2024
/s/ Mark Matheos Mark Matheos	Chief Financial Officer (Principal Financial Officer)	February 15, 2024
/s/ A.G.W. “Jack” Biddle, III A.G.W. "Jack" Biddle, III	Director	February 15, 2024
/s/ Shirley Edwards Shirley Edwards	Director	February 15, 2024
/s/ Barbara “Bobbie” Kilberg Barbara “Bobbie” Kilberg	Director	February 15, 2024
/s/ Mark Lynch Mark Lynch	Director	February 15, 2024
/s/ William McCarthy William McCarthy	Director	February 15, 2024
/s/ Michael Mulligan Michael Mulligan	Director	February 15, 2024