Form 10-Q
period 2024-03-31
APPIAN CORP
filed 2024-05-02
CIK 1441683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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

As of April 29, 2024, there were 41,044,704 shares of the registrant’s Class A common stock and 31,196,796 shares of the registrant’s Class B common stock, each with a par value of $0.0001 per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

APPIAN CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and share data)

	As of
	March 31, 2024	December 31, 2023
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$170,108	$149,351
Short-term investments and marketable securities	—	9,653
Accounts receivable, net of allowances of $2,265 and $2,606, respectively	129,317	171,561
Deferred commissions, current	34,367	34,261
Prepaid expenses and other current assets	56,088	49,529
Total current assets	389,880	414,355
Property and equipment, net of accumulated depreciation of $26,904 and $25,141, respectively	42,558	42,682
Goodwill	26,518	27,106
Intangible assets, net of accumulated amortization of $4,432 and $4,152, respectively	3,434	3,889
Right-of-use assets for operating leases	39,074	39,975
Deferred commissions, net of current portion	58,090	59,764
Deferred tax assets	3,833	3,453
Other assets	31,971	36,279
Total assets	$595,358	$627,503
Liabilities and Stockholders’ (Deficit) Equity
Current liabilities
Accounts payable	$9,882	$6,174
Accrued expenses	12,252	11,046
Accrued compensation and related benefits	28,981	38,003
Deferred revenue	220,943	235,992
Debt	7,098	66,368
Operating lease liabilities	12,219	11,698
Other current liabilities	2,555	1,891
Total current liabilities	293,930	371,172
Long-term debt	248,025	140,221
Non-current operating lease liabilities	57,357	59,067
Deferred revenue, non-current	5,216	4,700
Deferred tax liabilities	2	2
Other non-current liabilities	493	—
Total liabilities	605,023	575,162
Stockholders’ (deficit) equity
Class A common stock—par value $0.0001; 500,000,000 shares authorized as of March 31, 2024 and December 31, 2023 and 42,359,967 and 42,169,970 shares issued as of March 31, 2024 and December 31, 2023, respectively	4	4
Class B common stock—par value $0.0001; 100,000,000 shares authorized as of March 31, 2024 and December 31, 2023 and 31,196,796 and 31,196,796 shares issued as of March 31, 2024 and December 31, 2023, respectively	3	3
Additional paid-in capital	603,870	595,781
Accumulated other comprehensive loss	(10,708)	(23,555)
Accumulated deficit	(552,815)	(519,892)
Treasury stock at cost, 1,320,531 shares as of March 31, 2024	(50,019)	—
Total stockholders’ (deficit) equity	(9,665)	52,341
Total liabilities and stockholders’ (deficit) equity	$595,358	$627,503

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPIAN CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2024	2023
Revenue
Subscriptions	$117,694	$98,957
Professional services	32,141	36,278
Total revenue	149,835	135,235
Cost of revenue
Subscriptions	12,270	10,448
Professional services	25,727	25,645
Total cost of revenue	37,997	36,093
Gross profit	111,838	99,142
Operating expenses
Sales and marketing	58,156	63,090
Research and development	39,771	41,624
General and administrative	33,446	29,694
Total operating expenses	131,373	134,408
Operating loss	(19,535)	(35,266)
Other non-operating expense
Other expense (income), net	8,207	(2,690)
Interest expense	5,646	3,118
Total other non-operating expense	13,853	428
Loss before income taxes	(33,388)	(35,694)
Income tax (benefit) expense	(465)	1,135
Net loss	$(32,923)	$(36,829)
Net loss per share:
Basic and diluted	$(0.45)	$(0.51)
Weighted average common shares outstanding:
Basic and diluted	73,300	72,869

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPIAN CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited, in thousands)

	Three Months Ended March 31,
	2024	2023
Net loss	$(32,923)	$(36,829)
Comprehensive loss, net of income taxes
Foreign currency translation adjustments	12,843	(746)
Unrealized gains on available-for-sale securities	4	46
Total other comprehensive loss, net of income taxes	$(20,076)	$(37,529)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPIAN CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT) EQUITY
(unaudited, in thousands, except share data)

			Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total Stockholders' Equity (Deficit)
	Common Stock
	Shares	Amount
Balance, December 31, 2023	73,366,766	$7	$595,781	$(23,555)	$(519,892)	$—	$52,341
Net loss	—	—	—	—	(32,923)	—	(32,923)
Issuance of common stock to directors	4,974	—	—	—	—	—	—
Vesting of restricted stock units	141,563	—	(2,862)	—	—	—	(2,862)
Exercise of stock options	43,460	—	345	—	—	—	345
Repurchase of common stock	(1,320,531)	—	—	—	—	(50,019)	(50,019)
Stock-based compensation expense	—	—	10,606	—	—	—	10,606
Other comprehensive income	—	—	—	12,847	—	—	12,847
Balance, March 31, 2024	72,236,232	$7	$603,870	$(10,708)	$(552,815)	$(50,019)	$(9,665)

			Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Common Stock
	Shares	Amount
Balance, December 31, 2022	72,817,887	$7	$561,390	$(7,246)	$(408,451)	$145,700
Net loss	—	—	—	—	(36,829)	(36,829)
Issuance of common stock to directors	6,713	—	—	—	—	—
Vesting of restricted stock units	111,296	—	(2,959)	—	—	(2,959)
Exercise of stock options	19,483	—	131	—	—	131
Stock-based compensation expense	—	—	11,056	—	—	11,056
Other comprehensive income	—	—	—	(700)	—	(700)
Balance, March 31, 2023	72,955,379	$7	$569,618	$(7,946)	$(445,280)	$116,399

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPIAN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net loss	$(32,923)	$(36,829)
Adjustments to reconcile net loss to net cash provided by (used by) operating activities
Stock-based compensation	10,606	11,056
Depreciation expense and amortization of intangible assets	2,361	2,342
Bad debt expense	(135)	120
Amortization of debt issuance costs	140	70
(Benefit) provision for deferred income taxes	(450)	357
Foreign currency transaction losses, net	11,806	—
Changes in assets and liabilities
Accounts receivable	40,061	17,609
Prepaid expenses and other assets	(2,245)	(8,803)
Deferred commissions	1,569	(314)
Accounts payable and accrued expenses	5,187	(1,878)
Accrued compensation and related benefits	(8,703)	(9,369)
Other current and non-current liabilities	1,944	1,582
Deferred revenue	(10,120)	(2,177)
Operating lease assets and liabilities	(232)	969
Net cash provided by (used by) operating activities	18,866	(25,265)
Cash flows from investing activities
Proceeds from maturities of investments	9,657	16,289
Payments for investments	—	(24,184)
Purchases of property and equipment	(2,198)	(4,421)
Net cash provided by (used by) investing activities	7,459	(12,316)
Cash flows from financing activities
Proceeds from borrowings	50,000	92,000
Payments for debt issuance costs	(463)	(278)
Debt repayments	(1,250)	(750)
Repurchase of common stock	(50,019)	—
Payments for employee taxes related to the net share settlement of equity awards	(2,862)	(2,959)
Proceeds from exercise of common stock options	345	131
Net cash (used by) provided by financing activities	(4,249)	88,144
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	(1,319)	15
Net increase in cash, cash equivalents, and restricted cash	20,757	50,578
Cash, cash equivalents, and restricted cash at beginning of period	149,351	150,381
Cash, cash equivalents, and restricted cash at end of period	$170,108	$200,959

Supplemental disclosure of cash flow information
Cash paid for interest	$5,325	$1,233
Cash paid for income taxes	$751	$284
Supplemental disclosure of non-cash investing and financing activities
Accrued capital expenditures	$484	$2,233
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

2. Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and footnotes include the accounts of Appian and its wholly-owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) for interim financial reporting. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, changes in stockholders’ equity, and cash flows. All intercompany accounts and transactions have been eliminated in consolidation.

The results of operations for the current period are not necessarily indicative of the results for the full year or the results for any future periods. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission (the “SEC”) on February 15, 2024.

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

Significant estimates embedded in the condensed consolidated financial statements include, but are not limited to, revenue recognition, income taxes and the related valuation allowance established against deferred tax assets, the amortization period of deferred commissions, the amortization period of the cost to obtain the judgment preservation insurance (as discussed in Note 12), and stock-based compensation.

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

With regard to our customers, credit evaluation and account monitoring procedures are used to minimize the risk of loss. Revenue generated from government agencies represented 21.7% and 20.5% of our revenue for the three months ended March 31, 2024 and 2023, respectively, of which the top three U.S. federal government agencies generated 4.5% and 4.2% of our revenue for the three months ended March 31, 2024 and 2023, respectively. Additionally, 37.2% and 33.4% of our revenue during the three months ended March 31, 2024 and 2023, respectively, was generated from international customers. No single end-customer accounted for more than 10% of our total revenue in the three months ended March 31, 2024 or 2023. As of March 31, 2024, we had one customer whose balance comprised 12% of total accounts receivable.

Cash, Cash Equivalents, and Restricted Cash

We consider all highly liquid investments with original maturities of three months or less, as well as overnight repurchase agreements, to be cash equivalents. Restricted cash consisted of cash designated to settle an escrow liability stemming from a holdback agreement related to our acquisition of Lana Labs GmbH. We paid the remaining amount owed on August 11, 2023.

The following table presents a reconciliation of cash, cash equivalents, and restricted cash as presented in the consolidated statements of cash flows (in thousands):

	As of
	March 31, 2024	December 31, 2023	March 31, 2023	December 31, 2022
Cash and cash equivalents	$170,108	$149,351	$198,679	$148,132
Restricted cash, current	—	—	2,280	2,249
Total cash, cash equivalents, and restricted cash	$170,108	$149,351	$200,959	$150,381

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at realizable value, net of an allowance for doubtful accounts. The allowance for doubtful accounts is based on our assessment of the collectability of accounts and incorporates an estimation of expected lifetime credit losses on our receivables. We regularly review the composition of the accounts receivable aging, historical bad debts, changes in payment patterns, customer creditworthiness, and current economic trends. If the financial condition of our customers were to deteriorate, resulting in their inability to make required payments, additional provisions for doubtful accounts would be required and would increase bad debt expense. The allowance for doubtful accounts totaled $2.3 million and $2.6 million as of March 31, 2024 and December 31, 2023, respectively.

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

Amortization associated with deferred commissions is recorded to sales and marketing expense in our consolidated statements of operations. Total commission expense was $11.4 million and $11.0 million for the three months ended March 31, 2024 and 2023, respectively.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Significant additions or improvements extending the useful life of an asset are capitalized, while repairs and maintenance costs which do not significantly improve the related assets or extend their useful lives are charged to expense as incurred. The estimated useful lives of our property and equipment are generally 3 years for computer software, computer hardware, and internally developed software, 5 years for equipment, and 10 years years for office furniture and fixtures. Leasehold improvements have an estimated useful life of the shorter of the useful life of the assets or the lease term.

Severance Costs

In the past, we have incurred severance costs related to involuntary reductions in our workforce designed to right-size our employee base and improve operations. For involuntary termination benefits not provided under the terms of ongoing arrangements, we record severance costs once the terms of the arrangement have been established and communicated to employees. Costs related to benefits provided in accordance with mutually understood and ongoing agreements are recognized when an obligation has been incurred, it is probable the benefits will be paid, and the amount to be paid can be reasonably estimated. We did not incur any such severance costs during the three months ended March 31, 2024, while severance costs related to actions totaled $4.2 million for the three months ended March 31, 2023.

Treasury Stock

We account for treasury stock under the cost method. When treasury stock is reissued at a price higher than its cost, the difference is recorded as a component of additional paid-in-capital (“APIC”) in our consolidated balance sheets. When treasury stock is reissued at a price lower than its cost, the difference is recorded as a component of APIC to the extent there are previously recorded gains to offset the losses. If there are no treasury stock gains in APIC, the losses upon reissuance of treasury stock are recorded as an increase to accumulated deficit.

Recent Accounting Pronouncements

Adopted

We have not adopted any new accounting guidance in 2024 that has had a material impact on our condensed consolidated financial statements or disclosures.

Not Yet Adopted

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvement to Reportable Segment Disclosures (ASU 2023-07), which enhances the disclosure requirements for operating segments in our annual and interim consolidated financial statements. The new guidance is effective for us beginning with our annual reporting for fiscal year 2024 and for interim period reporting beginning in fiscal year 2025 and will be applied on a retrospective basis. Early adoption is permitted. The new ASU requires public companies to disclose significant segment expenses and other segment items on an annual and interim basis and provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Additionally, it requires public companies to disclose the title and position of the Chief Operating Decision Maker (“CODM”). The ASU does not change how a public entity identifies its operating segments, aggregates them, or applies the quantitative thresholds to determine its reportable segments. This guidance also applies to public entities that have only one segment. This ASU will only impact our disclosures with no impacts to our results of operations, cash flows, and financial condition.

In December 2023, the FASB issued ASU 2023-09, Income Tax (Topic 740): Improvement to Income Tax Disclosures (ASU 2023-09), which requires public companies to disclose, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, all entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. The new guidance will be effective for our annual reporting for fiscal year 2025 on a prospective basis with the option to apply the standard retrospectively. Early adoption is permitted. This ASU will only impact our disclosures with no impacts to our results of operations, cash flows, and financial condition.

In March 2024, the SEC issued its final climate disclosure rule, which requires the disclosure of material Scope 1 and Scope 2 greenhouse gas emissions and other climate-related topics in annual reports if they are reasonably likely to have a material impact on the Company’s business. For large accelerated filers, disclosure requirements will begin phasing in for fiscal years beginning on or after January 1, 2025. Subsequent to issuance, the rules became the subject of litigation, and the SEC has issued a stay to allow the legal process to proceed. We are currently evaluating the impact these rules will have on our financial statements and related disclosures and will monitor the litigation progress for possible impacts on the disclosure requirements under the rules.

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

The following table summarizes revenue recorded during the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Cloud subscriptions	$86,603	$69,692
Term license subscriptions	23,771	23,151
Maintenance and support	7,320	6,114
Total subscriptions	117,694	98,957
Professional services	32,141	36,278
Total revenue	$149,835	$135,235

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

Significant Judgments and Estimates

Determining the Transaction Price

The transaction price is the total amount of consideration we expect to receive in exchange for the service offerings in a contract and may include both fixed and variable components. Variable consideration is included in the transaction price to the extent it is probable a significant reversal will not occur. The amount of variable consideration excluded from the transaction price for the three months ended March 31, 2024 and 2023 was immaterial. Our estimates of variable consideration are also subject to subsequent true-up adjustments and may result in changes to transaction prices; however, such true-up adjustments are not expected to be material.

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

The following table sets forth our contract asset and contract liability balances (in thousands):

	As of
	March 31, 2024	December 31, 2023	March 31, 2023	December 31, 2022
Contract assets, current*	$10,371	$12,052	$13,883	$12,540
Contract assets, non-current*	1,192	915	1,051	1,720
Total contract assets	$11,563	$12,967	$14,934	$14,260

Deferred revenue, current	$220,943	$235,992	$193,902	$194,768
Deferred revenue, non-current	5,216	4,700	4,750	5,556
Total contract liabilities	$226,159	$240,692	$198,652	$200,324
* Current and non-current contract assets are reported as components of the ‘Prepaid expenses and other current assets’ and ‘Other assets’ line items, respectively, in our consolidated balance sheets.

Revenue recognized from amounts included in contract liabilities at the beginning of the period totaled $94.2 million and $85.4 million for the three months ended March 31, 2024 and 2023, respectively.

Transaction Price Allocated to the Remaining Performance Obligations

As of March 31, 2024, we had an aggregate transaction price of $468.3 million allocated to unsatisfied performance obligations. We expect to recognize $296.3 million of this balance as revenue over the next 12 months with the remaining amount recognized thereafter.

4. Leases

As of March 31, 2024, our lease portfolio consists entirely of operating leases for corporate offices. Our operating leases have remaining lease terms with various expiration dates through 2031, and some leases include options to extend the term for up to an additional 10 years.

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

The following table sets forth the components of lease expense for the three months ended March 31, 2024 and 2023 (in thousands, exclusive of sublease income):

	Three Months Ended March 31,
	2024	2023
Operating lease cost	$2,411	$2,146
Short-term lease cost	332	365
Variable lease cost	1,313	1,026
Total	$4,056	$3,537

Sublease income totaled $0.3 million for each of the three months ended March 31, 2024 and 2023.

Supplemental Lease Information

Supplemental balance sheet information related to operating leases as of March 31, 2024 and December 31, 2023 is presented in the following table (in thousands, except for lease term and discount rate):

	As of
	March 31, 2024	December 31, 2023
Right-of-use assets for operating leases	$39,074	$39,975

Operating lease liabilities, current	$12,219	$11,698
Operating lease liabilities, net of current portion	57,357	59,067
Total operating lease liabilities	$69,576	$70,765

Weighted average remaining lease term (in years)	7.2	7.4

Weighted average discount rate	9.4%	9.4%

Supplemental cash flow and expense information related to operating leases for the three months ended March 31, 2024 and 2023 is shown below (in thousands):

	Three Months Ended March 31,
	2024	2023
Operating cash outflows for operating leases	$2,643	$1,132

Amortization of operating lease right-of-use assets	783	652
Interest expense on operating lease liabilities	1,629	1,495

There were no TIA reimbursements for the three months ended March 31, 2024, while TIA reimbursements totaled $0.6 million for the three months ended March 31, 2023.

A summary of our future minimum lease commitments under non-cancellable leases as of March 31, 2024 is shown below (in thousands):

Operating Leases
2024 (excluding the three months ended March 31, 2024)	$9,521
2025	12,963
2026	13,283
2027	13,535
2028	12,450
Thereafter	34,840
Total lease payments	96,592
Less: imputed interest	(27,016)
Total	$69,576

5. Goodwill and Intangible Assets

The following table details the changes in goodwill during the three months ended March 31, 2024 and fiscal year ended December 31, 2023 (in thousands):

Carrying Amount
Balance as of December 31, 2022	$26,349
Foreign currency translation adjustments	757
Balance as of December 31, 2023	27,106
Foreign currency translation adjustments	(588)
Balance as of March 31, 2024	$26,518

Intangible assets, net consisted of the following as of March 31, 2024 and December 31, 2023 (in thousands):

	As of
	March 31, 2024	December 31, 2023
Developed technology	$6,937	$7,091
Customer relationships	929	950
Intangible assets, gross	7,866	8,041
Less: accumulated amortization	(4,432)	(4,152)
Intangible assets, net	$3,434	$3,889

Intangible amortization expense was $0.4 million for each of the three months ended March 31, 2024 and 2023. As of March 31, 2024, the weighted average remaining amortization periods for developed technology and customer relationships were approximately 2.3 years and 7.0 years, respectively.

The following table shows the projected annual amortization expense related to amortizable intangible assets as of March 31, 2024 (in thousands):

Projected Amortization
2024 (excluding the three months ended March 31, 2024)	$1,110
2025	1,178
2026	758
2027	93
2028	93
Thereafter	202
Total projected amortization expense	$3,434

6. Property and Equipment, net

Property and equipment, net consisted of the following as of March 31, 2024 and December 31, 2023 (in thousands):

	As of
	March 31, 2024	December 31, 2023
Leasehold improvements	$54,148	$53,313
Office furniture and fixtures	4,437	3,825
Computer software and hardware	10,378	10,491
Internally developed software	306	—
Equipment	193	194
Property and equipment, gross	69,462	67,823
Less: accumulated depreciation	(26,904)	(25,141)
Property and equipment, net	$42,558	$42,682

Depreciation expense totaled $2.0 million for each of the three months ended March 31, 2024 and 2023. We had no disposals or retirements during the three months ended March 31, 2024 and disposed of $1.4 million worth of fully depreciated property and equipment during the three months ended March 31, 2023.

7. Accrued Expenses

Accrued expenses consisted of the following as of March 31, 2024 and December 31, 2023 (in thousands):

	As of
	March 31, 2024	December 31, 2023
Hosting costs	$3,600	$2,973
Legal costs	252	103
Marketing and tradeshow expenses	917	685
Third party license fees	726	678
Contract labor costs	1,132	600
Reimbursable employee expenses	1,128	880
Taxes payable	760	1,261
Audit and tax expenses	1,303	1,499
Capital expenditures	476	644
Other accrued expenses	1,958	1,723
Total	$12,252	$11,046

8. Debt

Senior Secured Credit Facilities Credit Agreement

We have a Senior Secured Credit Facilities Credit Agreement (the “Credit Agreement”) which provides for a five-year term loan facility in an aggregate principal amount of $200.0 million and, in addition, up to $100.0 million for a revolving credit facility, including a letter of credit sub-facility in the aggregate availability amount of $20.0 million and a swingline sub-facility in the aggregate availability amount of $10.0 million (as a sublimit of the revolving loan facility). The Credit Agreement matures on November 3, 2027. We will use the proceeds to continue funding the growth of our business and support our working capital requirements.

Under the agreement, we may elect whether amounts drawn bear interest on the outstanding principal amount at a rate per annum equal to either (a) the higher of the Prime rate or the Federal Funds Effective rate (“Base Rate”) plus 0.5% or (b) the forward-looking term rate based on the secured overnight financing rate (“Term SOFR”). An additional interest rate margin is added to the elected interest rates. During the first three years of the Credit Agreement, the additional interest rate margin ranges from 1.5% to 2.5% in the case of Base Rate advances or from 2.5% to 3.5% in the case of Term SOFR advances, depending on our debt to recurring revenue leverage ratio (as defined in the Credit Agreement). During the final two years of the Credit Agreement, the interest rate margin ranges from 0.5% to 2.5% in the case of Base Rate advances and from 1.5% to 3.5% in the case of Term SOFR advances, depending on our debt to consolidated adjusted EBITDA leverage ratio (as defined in the Credit Agreement).

In addition, the Credit Agreement contains other customary representations, warranties, and covenants, including covenants by us limiting additional indebtedness, guarantees, liens, fundamental changes, mergers and consolidations, dispositions of assets, investments, paying dividends on capital stock or redeeming, repurchasing, or retiring capital stock, prepaying certain junior indebtedness and preferred stock, certain corporate changes, and transactions with affiliates. The Credit Agreement also provides for customary events of default, including but not limited to, non-payment, breaches, or defaults in the performance of covenants, insolvency, bankruptcy, and the occurrence of a material adverse effect on us.

The following table summarizes outstanding debt balances (in thousands):

	As of
	March 31, 2024	December 31, 2023
Borrowings under revolving credit facility	$62,000	$62,000
Secured term loan facility	194,563	145,813
Less: Debt issuance costs (1)	(1,440)	(1,224)
Total debt, net of debt issuance costs	$255,123	$206,589

Debt, current	$7,098	$66,368
Long-term debt	248,025	140,221
Total debt	$255,123	$206,589
(1) Deferred debt issuance costs associated with the term loan facility are recorded net of the debt obligation and amortized to interest expense over the term of the Credit Agreement.

We were in compliance with all covenants contained in the Credit Agreement. As of March 31, 2024, we had $62.0 million outstanding under our $100.0 million revolving credit facility, and we had outstanding letters of credit totaling $11.8 million in connection with securing our leased office space.

9. Income Taxes

The provision for income taxes is based upon the estimated annual effective tax rates for the year applied to the current period income before tax plus the tax effect of any significant or unusual items, discrete events, or changes in tax law. Our operating subsidiaries are exposed to statutory effective tax rates ranging from zero to approximately 35%. Fluctuations in the distribution of pre-tax income among our operating subsidiaries can lead to fluctuations of the effective tax rate in the condensed consolidated financial statements. For the three months ended March 31, 2024 and 2023, the actual effective tax rates were 1.4% and (3.2)%, respectively.

As of March 31, 2024, our net unrecognized tax benefits totaled $6.5 million, which if recognized would result in no net effect on the effective tax rate due to a valuation allowance. The amount of reasonably possible unrecognized tax benefits that could decrease over the next 12 months due to the expiration of certain statutes of limitations or settlements of tax audits is not material to our condensed consolidated financial statements.

We file income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions. Due to our net operating loss carryforwards, the tax years 2016 through 2023 remain open to examination by the major taxing jurisdictions to which we are subject. There are no open examinations that would have a meaningful impact on our condensed consolidated financial statements.

10. Stock-Based Compensation

Compensation expense related to stock-based awards is accounted for using the estimated fair value of the award on the grant date. We calculate the fair value of stock options containing only a service condition using the Black-Scholes option pricing model. The fair value of restricted stock units (“RSUs”) is based on the closing market price of our common stock on the Nasdaq Global Market on the date of grant. For service-based awards such as RSUs, stock-based compensation expense is recognized on a straight-line basis over the requisite service period.

In June 2022, our Board of Directors granted to our Chief Executive Officer (“CEO”) a stock option award that is eligible to vest based on the achievement of various stock price appreciation targets. This option grant (the “2022 CEO option grant”) is our only outstanding stock-based award that vests based on the achievement of market conditions. For awards with market-based conditions, compensation expense is measured using a Monte Carlo simulation, and expense is recognized using the accelerated attribution method over the derived service period based on the expected market performance as of the grant date.

We account for forfeitures of our stock-based awards as they occur rather than estimating expected forfeitures. As of March 31, 2024, the total compensation cost related to unvested stock options not yet recognized, which relates exclusively to the 2022 CEO option grant, was $9.7 million and will be recognized over a weighted average period of 2.0 years. Total unrecognized compensation cost related to unvested RSUs was approximately $42.6 million, which will be recognized over a weighted average period of 1.3 years.

The following table summarizes the components of our stock-based compensation expense for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Cost of revenue
Subscriptions	$213	$272
Professional services	1,578	1,591
Operating expenses
Sales and marketing	2,527	2,445
Research and development	3,001	3,626
General and administrative	3,287	3,122
Total stock-based compensation expense	$10,606	$11,056

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

The following outstanding securities, prior to the use of the treasury stock method, have been excluded from the computation of diluted weighted-average shares outstanding for the respective periods below because they would have been antidilutive to earnings per share:

	Three Months Ended March 31,
	2024	2023
Stock options	2,555,509	2,678,476
Non-vested restricted stock units	1,183,674	1,190,286

12. Commitments, Contingencies, and Other Matters

Minimum Purchase Commitments

We have a non-cancellable cloud hosting arrangement with Amazon Web Services (“AWS”) that contains provisions for minimum purchase commitments. Specifically, purchase commitments under the agreement total $131.0 million over five years. The agreement, which started July 2021 and is now in its third year as of March 31, 2024, contains minimum spending requirements of $28.0 million in each of the third, fourth, and fifth years. Spending under this agreement for the three months ended March 31, 2024 and 2023 totaled $10.3 million and $9.4 million, respectively. The timing of payments under the agreement may vary.

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

The total cost of the policy was capitalized and will be amortized on a straight-line basis over the estimated length of the appeals process. As of March 31, 2024, we estimated the length of the appeals process (solely for amortization purposes) to be approximately three years. This estimate is updated each reporting period. Amortization expense associated with the JPI premium is recorded to general and administrative expenses in our consolidated statements of operations. JPI amortization expense was $4.5 million for the three months ended March 31, 2024. As of March 31, 2024, $18.1 million of the unamortized balance is classified as ‘Prepaid expenses and other current assets’ while the remaining $28.7 million is classified as 'Other assets’ on our consolidated balance sheets.

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

Share Repurchase Program

In February 2024, our Board of Directors authorized a program to repurchase up to $50.0 million of our common stock from March 2024 to February 2026. In March 2024, we repurchased 1.3 million shares under this program at an average share price of $37.86, totaling an aggregate cost of $50.0 million. As of March 31, 2024, shareholders’ equity included 72.2 million shares outstanding, net of 1.3 million shares of common stock held in treasury.

13. Segment and Geographic Information

The following table summarizes revenue by geography for the three months ended March 31, 2024, and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Domestic	$94,113	$90,005
International	55,722	45,230
Total	$149,835	$135,235

With respect to geographic information, revenue is attributed to respective geographies based on the contracting address of the customer. The value of our long-lived assets, which are comprised of property and equipment and intangible assets, held in the United States and internationally as of March 31, 2024 were $33.0 million and $13.0 million, respectively. As of December 31, 2023, our long-lived assets held in the United States and internationally were $34.0 million and $12.6 million, respectively.

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

The asset or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques maximize the use of relevant observable inputs and minimize the use of unobservable inputs. There were no instruments measured at fair value on a recurring basis using significant unobservable inputs as of March 31, 2024 and December 31, 2023.

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

The carrying amounts of our restricted cash, accounts receivable, accounts payable, and accrued expenses approximate fair value as of March 31, 2024 and December 31, 2023 because of the relatively short duration of these instruments. Additionally, the carrying value of our debt associated with the term loan facility approximates fair value because the interest rates are variable and reset on relatively short durations to the then market rates.

Investments

Our investment portfolio has historically consisted largely of debt investments classified as available-for-sale. Changes in the fair value of available-for-sale securities, excluding other-than-temporary impairments, have been recorded in ‘Accumulated other comprehensive income (loss)’ in our consolidated balance sheets.

As of March 31, 2024, our cash and cash equivalents totaled $170.1 million, of which $86.0 million was held in readily available checking accounts or overnight repurchase investment accounts, and $84.1 million was held in money market funds with less than 90 days of maturity. Our cash and cash equivalents are classified as Level 1 assets. We did not hold any short- or long-term investments as of March 31, 2024.

At December 31, 2023, our investments consisted of the following (in thousands):

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

We did not hold any Level 3 assets at any point during the three months ended March 31, 2024 and 2023. Additionally, there were no transfers between Levels 1 and 2 during the three months ended March 31, 2024 and 2023. Interest income on our investments totaled $1.9 million and $2.1 million for the three months ended March 31, 2024 and 2023, respectively.

The contractual maturities of our debt securities as of December 31, 2023 were all one year or less. Actual maturities may differ from contractual maturities because borrowers have the right to call or prepay certain obligations.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with (1) our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and (2) the audited consolidated financial statements and the related notes and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2023 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission, or SEC, on February 15, 2024.

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will,” “would,” or the negative or plural of these words or similar expressions or variations, including statements regarding our future financial and operating performance, anticipated expansion of the usage of partners to perform professional services, the increase of our subscriptions revenue as a percentage of total revenue, the fluctuation of gross margin on a quarterly basis, our future capital requirements, and our ability to meet our financial covenants under our Credit Agreement. Such forward-looking statements are subject to a number of risks, uncertainties, assumptions, and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein and those discussed in the section titled “Risk Factors,” set forth in Part I, Item 1A of our Annual Report on Form 10-K filed with the SEC on February 15, 2024 and in our other filings with the SEC. Forward-looking statements should not be relied on as predictions of future events. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

Our customers primarily include financial services, government, life sciences, insurance, manufacturing, energy, healthcare, telecommunications, and transportation organizations. Generally, our sales team targets its efforts to organizations with over 2,000 employees and $2 billion in annual revenue. Revenue from government agencies represented 21.7% and 20.5% of our total revenue for the three months ended March 31, 2024 and 2023, respectively. No single end-customer accounted for more than 10% of our total revenue in the three months ended March 31, 2024 or 2023.

We offer our platform globally. Our platform supports multiple languages to facilitate collaboration and address challenges in multinational organizations. In the three months ended March 31, 2024 and 2023, 37.2% and 33.4%, respectively, of our total revenue was generated from customers outside of the United States. As of March 31, 2024, we operated in 16 countries. We believe we have a significant opportunity to continue to grow our international footprint, and we are investing in new geographies, including through investment in direct and indirect sales channels, professional services, and customer support and implementation partners.

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

•Mix of Subscriptions and Professional Services Revenue - We believe our professional services have driven customer success and facilitated the adoption of our platform by customers. During the initial period of deployment of our platform by a customer, we generally provide a greater amount of support in building applications and training than later in the deployment, with a typical engagement lasting from two to six months. At the same time, many of our customers have historically purchased subscriptions for only a limited set of their total potential end users. As a result of these factors, the proportion of total revenue for a customer associated with professional services is relatively high during the initial deployment period. Over time, as the need for professional services associated with user deployments decreases and the number of end users increases, we expect subscriptions revenue as a percentage of total revenue to increase. In addition, we continue to grow our base of strategic partners to provide broader customer coverage and solution delivery capabilities. These partners perform professional services with respect to any new service contracts they originate. As the usage of strategic partners expands, we expect the proportion of our total revenue from subscriptions to increase over time relative to professional services. For the three months ended March 31, 2024 and 2023, 78.5% and 73.2% of our revenue, respectively, was derived from sales of subscriptions while the remaining 21.5% and 26.8%, respectively, was derived from the sale of professional services.

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

Key Metrics

We monitor the following metrics to help us measure and evaluate the effectiveness of our operations. All dollar amounts are presented in thousands.

Cloud Subscriptions Revenue

	Three Months Ended March 31,
	2024	2023	% Change
Cloud subscriptions revenue	$86,603	$69,692	24.3%

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

Cloud Subscriptions Revenue Retention Rate

	As of March 31,
	2024	2023
Cloud subscriptions revenue retention rate	120%	115%

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

Key Components of Results of Operations

Revenue

We generate revenue primarily through sales of subscriptions to our platform as well as professional services. We typically sell our software on a per-user basis or through non-user-based single application licenses. We generally bill customers and collect payment for subscriptions to our platform in advance on an annual, quarterly, or monthly basis. In certain instances, we have had customers pay their entire contract value up front.

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

Cost of Revenue

Subscriptions

Cost of subscriptions revenue consists primarily of fees paid to our third-party managed hosting providers and other third-party service providers, personnel costs, including payroll and benefits for our technology operations and customer support teams, amortization of acquired technology, and allocated overhead costs. We expect cost of revenue to continue to increase in absolute dollars for the foreseeable future as our customer base grows.

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

Professional Services Gross Margin

Professional services gross margin is affected by the growth in our professional services revenue as compared to the growth in, and timing of, the costs of our Customer Success organization as we continue to invest in the growth of our business, as well as by consultant utilization rates. Professional services gross margin is also impacted by the amount of services performed by subcontractors and partners as opposed to internal resources. In 2024, we expect professional services gross margin to be slightly lower than in 2023; however, the margin remains subject to fluctuation based on the factors discussed above.
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

In order to continue to grow our business, geographical footprint, and brand awareness, we expect to continue investing resources in sales and marketing by increasing the sales and marketing headcount in our principal markets and strategic growth areas. We expect sales and marketing expense to increase in absolute dollars as we continue to invest to acquire new customers and further expand usage of our platform within our existing customer base. We will continue our efforts to build on our brand reputation and increase market awareness of our platform.

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

General and Administrative Expense

General and administrative expense consists primarily of personnel costs, including salaries, bonuses, stock-based compensation, and other personnel costs for our administrative, legal, information technology, human resources, finance, and accounting teams as well as our senior executives. Additional expenses included in this category are non-personnel costs such as travel-related expenses, contracting and professional fees for such services as audits, taxation, and legal, insurance and other corporate expenses, including allocated overhead costs, and bad debt expenses. In 2024, we expect our general and administrative expense to increase in absolute dollars largely due to amortization expense associated with the judgment preservation insurance as discussed in Note 12 to the condensed consolidated financial statements and investments in our information technology team.

Other Non-Operating Expense

Other Expense (Income), Net

Other expense (income), net consists primarily of gains and losses related to changes in foreign currency exchange rates, interest income on our cash and cash equivalents and investments, and other sources of income or expense not related to our core business operations.

Interest Expense

Interest expense consists primarily of interest on our debt, amortization of deferred financing fees, unused credit facility fees, and commitment fees on our letters of credit.

Results of Operations

The following table sets forth our consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2024	2023
Revenue
Subscriptions	$117,694	$98,957
Professional services	32,141	36,278
Total revenue	149,835	135,235
Cost of revenue
Subscriptions	12,270	10,448
Professional services	25,727	25,645
Total cost of revenue	37,997	36,093
Gross profit	111,838	99,142
Operating expenses
Sales and marketing	58,156	63,090
Research and development	39,771	41,624
General and administrative	33,446	29,694
Total operating expenses	131,373	134,408
Operating loss	(19,535)	(35,266)
Other non-operating expense
Other expense (income), net	8,207	(2,690)
Interest expense	5,646	3,118
Total other non-operating expense	13,853	428
Loss before income taxes	(33,388)	(35,694)
Income tax (benefit) expense	(465)	1,135
Net loss	$(32,923)	$(36,829)

The following table sets forth our consolidated statements of operations data expressed as a percentage of total revenue:

	Three Months Ended March 31,
	2024	2023
Revenue
Subscriptions	78.5%	73.2%
Professional services	21.5	26.8
Total revenue	100.0	100.0
Cost of revenue
Subscriptions	8.2	7.7
Professional services	17.2	19.0
Total cost of revenue	25.4	26.7
Gross profit	74.6	73.3
Operating expenses
Sales and marketing	38.8	46.7
Research and development	26.5	30.8
General and administrative	22.3	22.0
Total operating expenses*	87.7	99.4
Operating loss	(13.0)	(26.1)
Other non-operating expense
Other expense (income), net	5.5	(2.0)
Interest expense	3.8	2.3
Total other non-operating expense*	9.2	0.3
Loss before income taxes*	(22.3)	(26.4)
Income tax (benefit) expense	(0.3)	0.8
Net loss*	(22.0)%	(27.2)%
* Totals may not foot due to rounding.

Comparison of the Three Months Ended March 31, 2024 and 2023

Revenue

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Revenue
Subscriptions	$117,694	$98,957	$18,737	18.9%
Professional services	32,141	36,278	(4,137)	(11.4)
Total revenue	$149,835	$135,235	$14,600	10.8%

Total revenue increased $14.6 million, or 10.8%, in the three months ended March 31, 2024 compared to the same period in 2023 due to an increase in our subscriptions revenue of $18.7 million. This increase was partially offset by a decrease in our professional services revenue of $4.1 million. The increase in subscriptions revenue was driven by a $16.9 million increase in cloud subscription revenue, a $1.2 million increase in maintenance and support revenue, and a $0.6 million increase in on-premises subscription revenue. With respect to new versus existing customers, there was a $5.9 million increase in subscriptions revenue stemming from sales of subscriptions to new customers, while the remaining $12.9 million of the increase was attributable to expanded deployments, price increases on renewals, and corresponding sales of additional subscriptions to existing customers. The decrease in professional services revenue was due primarily to a $9.2 million decrease in revenue from existing customers, which was partially offset by a $5.0 million increase in sales to new customers.

Cost of Revenue

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Cost of revenue
Subscriptions	$12,270	$10,448	$1,822	17.4%
Professional services	25,727	25,645	82	0.3
Total cost of revenue	$37,997	$36,093	$1,904	5.3%
Subscriptions gross margin	89.6%	89.4%
Professional services gross margin	20.0%	29.3%
Total gross margin	74.6%	73.3%

Cost of revenue increased $1.9 million, or 5.3%, in the three months ended March 31, 2024 compared to the same period in 2023, primarily due to a $1.6 million increase in hosting costs and a $0.8 million increase in professional services and product support personnel costs. These increases were partially offset by a $0.5 million decrease in contractor costs. Hosting costs increased due to an increase in sales of our cloud offering during the three months ended March 31, 2024. Although cost of sales headcount was flat year over year, personnel costs increased due to increased wages from March 31, 2023 to March 31, 2024, which were partially offset by a $0.1 million decrease in stock-based compensation expense. Contractor costs decreased due to a decrease in the usage of subcontractors for professional services engagements.

Subscriptions gross margin increased to 89.6% for the three months ended March 31, 2024, compared to 89.4% in the same period in 2023. The increase in subscriptions gross margin was attributable to an increase in subscriptions revenue during the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, which was substantially offset by an increase in hosting costs. Professional services gross margin decreased to 20.0% for the three months ended March 31, 2024 compared to 29.3% in the same period in 2023 due largely to a decrease in professional services revenue in the comparable periods coupled with a modest increase in professional services expenses. Gross margin increased to 74.6% for the three months ended March 31, 2024 compared to 73.3% for the three months ended March 31, 2023, driven largely by the increase in subscriptions revenue and the improved subscriptions gross margin as compared to the prior year.

Sales and Marketing Expense

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$58,156	$63,090	$(4,934)	(7.8)%
% of revenue	38.8%	46.7%

Sales and marketing expense decreased $4.9 million, or 7.8%, in the three months ended March 31, 2024 compared to the same period in 2023, primarily due to a $6.7 million decrease in sales and marketing personnel costs. This decrease was partially offset by a $0.8 million increase in marketing costs and a $0.7 million increase in travel expenses. Sales and marketing personnel costs decreased due to a decrease in sales and marketing headcount of 7.3% from March 31, 2023 to March 31, 2024 in addition to a $2.9 million decrease in severance costs. These personnel decreases were partially offset by a $0.5 million increase in commissions expense. Marketing costs increased primarily due to spending on our annual internal sales and marketing event and increased spending on public relations and lead generation.

Research and Development Expense

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Research and development	$39,771	$41,624	$(1,853)	(4.5)%
% of revenue	26.5%	30.8%

Research and development expense decreased $1.9 million, or 4.5%, in the three months ended March 31, 2024 compared to the same period in 2023, primarily due to a $2.6 million decrease in research and development personnel costs and a $0.2 million decrease in professional fees. These decreases were partially offset by a $0.9 million increase in overhead costs. Although research and development personnel headcount increased 2.1% from March 31, 2023 to March 31, 2024, overall personnel costs decreased due to realized cost savings stemming from our product development center in India as well as a $0.6 million decrease in stock-based compensation expense. Professional fees decreased due to a decline in consulting fees stemming from a lower usage of external resources to assist in our platform development efforts in the three months ended March 31, 2024 relative to the three months ended March 31, 2023. Overhead costs increased primarily due to an increase in certain allocated costs tied to our growth, primarily related to cloud computing services, our new leased facility in India, and computer software costs.

General and Administrative Expense

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
	(dollars in thousands)
General and administrative	$33,446	$29,694	$3,752	12.6%
% of revenue	22.3%	22.0%

General and administrative expense increased $3.8 million, or 12.6%, in the three months ended March 31, 2024 compared to the same period in 2023 primarily due to an increase of $4.5 million in amortization expense related to our judgment preservation insurance policy. This increase was partially offset by a $0.7 million decrease in professional fees and a $0.4 million decrease in general and administrative personnel costs. Professional fees decreased due to a $1.2 million decline in legal fees incurred relative to the three months ended March 31, 2023, which was partially offset by a $0.4 million increase in contract labor expense. Personnel costs decreased due to a decrease in headcount of 10.7% from March 31, 2023 to March 31, 2024, which was partially offset by a $0.2 million increase in stock-based compensation expense.

Other Non-Operating Expense (Income), Net

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Other expense (income), net	$8,207	$(2,690)	$10,897	***
% of revenue	5.5%	(2.0)%
*** Indicates a percentage that is not meaningful.

Other expense, net was $8.2 million in the three months ended March 31, 2024 compared to other income, net of $2.7 million in the three months ended March 31, 2023. This change was primarily due to $11.5 million in foreign exchange losses in the three months ended March 31, 2024 as compared to $0.6 million in foreign exchange gains in the three months ended March 31, 2023. In addition, there was a $0.1 million decrease in interest income in the three months ended March 31, 2024 relative to the prior year.

Interest Expense

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Interest expense	$5,646	$3,118	$2,528	81.1%
% of revenue	3.8%	2.3%

Interest expense increased by $2.5 million in the three months ended March 31, 2024 as compared to the corresponding period in 2023 primarily due to interest expense incurred on additional credit facility borrowings that we entered into during the three months ended March 31, 2024 and the latter half of 2023.

Income Tax (Benefit) Expense

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Income tax (benefit) expense	$(465)	$1,135	$(1,600)	***
	(0.3)%	0.8%
*** Indicates a percentage that is not meaningful.

Income tax expense decreased by $1.6 million in the three months ended March 31, 2024 as compared to the corresponding period in 2023. This change was primarily driven by the estimated annual effective tax rate applied to current period pre-tax book losses for certain of our international subsidiaries for the three months ended March 31, 2024 as compared to current period pre-tax book income for those same subsidiaries for the three months ended March 31, 2023.

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

Our non-GAAP financial performance measures include the following: non-GAAP subscriptions cost of revenue, non-GAAP professional services costs of revenue, non-GAAP total cost of revenue, non-GAAP total operating expense, non-GAAP operating loss, non-GAAP income tax (benefit) expense, non-GAAP net loss, and non-GAAP net loss per share, basic and diluted. These non-GAAP financial performance measures exclude the effect of stock-based compensation expense, certain non-ordinary litigation-related expenses consisting of legal and other professional fees associated with the Pegasystems cases (net of insurance reimbursements), or Litigation Expense, amortization of the judgment preservation insurance policy, or JPI Amortization, and severance costs related to an involuntary reduction in our workforce in 2023, or Severance Costs. While some of these items may be recurring in nature and should not be disregarded in the evaluation of our earnings performance, it is useful to exclude such items when analyzing current results and trends compared to other periods as these items can vary significantly from period to period depending on specific underlying transactions or events that may occur. Therefore, while we may incur or recognize these types of expenses in the future, we believe removing these items for purposes of calculating our non-GAAP financial measures provides investors with a more focused presentation of our ongoing operating performance.

We also discuss adjusted EBITDA, a non-GAAP financial performance measure we believe offers a useful view of the overall operation of our business. We define adjusted EBITDA as net loss before (1) other expense (income), net, (2) interest expense, (3) income tax (benefit) expense, (4) depreciation expense and amortization of intangible assets, (5) stock-based compensation expense, (6) Litigation Expense, (7) JPI Amortization, and (8) Severance Costs. The most directly comparable GAAP financial measure to adjusted EBITDA is net loss. Users should consider the limitations of using adjusted EBITDA, including the fact this measure does not provide a complete measure of our operating performance. Adjusted EBITDA is not intended to purport to be an alternative to net loss as a measure of operating performance or to cash flows from operating activities as a measure of liquidity.

The presentation of these non-GAAP financial measures is not intended to be considered in isolation from, as a substitute for, or superior to the financial information prepared and presented in accordance with GAAP, and our non-GAAP measures may be different from non-GAAP measures used by other companies.

The following tables reconcile our non-GAAP measures to their nearest comparable GAAP measures (in thousands, except per share data):

	GAAP Measure	Stock-Based Compensation	Litigation Expense	JPI Amortization	Non-GAAP Measure
Three Months Ended March 31, 2024
Subscriptions cost of revenue	$12,270	$(213)	$—	$—	$12,057
Professional services cost of revenue	25,727	(1,578)	—	—	24,149
Total cost of revenue	37,997	(1,791)	—	—	36,206
Total operating expense	131,373	(8,815)	(742)	(4,504)	117,312
Operating loss	(19,535)	10,606	742	4,504	(3,683)
Income tax (benefit) expense	(465)	604	—	—	139
Net loss	(32,923)	10,002	742	4,504	(17,675)
Net loss per share, basic and diluted	$(0.45)	$0.14	$0.01	$0.06	$(0.24)

	GAAP Measure	Stock-Based Compensation	Litigation Expense	Severance Costs	Non-GAAP Measure
Three Months Ended March 31, 2023
Subscriptions cost of revenue	$10,448	$(272)	$—	$(11)	$10,165
Professional services cost of revenue	25,645	(1,591)	—	(123)	23,931
Total cost of revenue	36,093	(1,863)	—	(134)	34,096
Total operating expense	134,408	(9,193)	(1,842)	(4,070)	119,303
Operating loss	(35,266)	11,056	1,842	4,204	(18,164)
Net loss	(36,829)	11,056	1,842	4,204	(19,727)
Net loss per share, basic and diluted	$(0.51)	$0.15	$0.03	$0.06	$(0.27)

The following table reconciles GAAP net loss to adjusted EBITDA for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
GAAP net loss	$(32,923)	$(36,829)
Other expense (income), net	8,207	(2,690)
Interest expense	5,646	3,118
Income tax (benefit) expense	(465)	1,135
Depreciation expense and amortization of intangible assets	2,361	2,342
Stock-based compensation expense	10,606	11,056
Litigation Expense	742	1,842
JPI Amortization	4,504	—
Severance Costs	—	4,204
Adjusted EBITDA	$(1,322)	$(15,822)

Liquidity and Capital Resources

The following table presents selected financial information and statistics pertaining to liquidity and capital resources as of March 31, 2024 and December 31, 2023:

	As of
	March 31, 2024	December 31, 2023
Cash and cash equivalents	$170,108	$149,351
Short-term investments and marketable securities	—	9,653
Property and equipment, net	42,558	42,682
Working capital*	95,950	43,183
* Defined as current assets net of current liabilities.

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

Sources of Funds

We have historically financed our operations in large part with equity financing arrangements. Our last public offering was completed in June 2020, which was our fourth round of public offerings. Through these public offerings, we received net proceeds of $344.8 million.

To further help strengthen our financial position and support our growth initiatives, in November 2022 we entered into a Senior Secured Credit Facilities Credit Agreement, or the Credit Agreement, which provides for a five-year term loan facility in an aggregate principal amount of $200.0 million and, in addition, up to $100.0 million for a revolving credit facility, including a letter of credit sub-facility in the aggregate availability amount of $20.0 million and a swingline sub-facility in the aggregate availability amount of $10.0 million (as a sublimit of the revolving loan facility).

The Credit Agreement matures on November 3, 2027. We will use the proceeds from the term loan to fund the continued growth of our business and support our working capital requirements. We were in compliance with all covenants as of March 31, 2024. As of March 31, 2024, we had used borrowing capacity of $62.0 million under our $100.0 million revolving credit facility, and we had outstanding letters of credit totaling $11.8 million in connection with securing our leased office space.

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

In 2023, we entered into a Judgment Preservation Insurance (“JPI”) policy in connection with our $2.036 billion judgment against Pegasystems. See Note 12 to the condensed consolidated financial statements for additional details. The total cost of the policy was $57.3 million, which we paid with operating cash on hand. In addition, in February 2024 our Board of Directors authorized a share repurchase program, under which we repurchased approximately $50.0 million worth of our common stock during the three months ended March 31, 2024.

Outside of the above items and cash used by operations, other uses of cash in 2024 to date have included capital expenditures related to the expansion of the new leased facility for our research development center in India and principal repayments of our term loan debt.

Furthermore, we have a non-cancellable cloud hosting arrangement with Amazon Web Services that contains provisions for minimum purchase commitments. Specifically, purchase commitments under the agreement total $131.0 million over five years. The agreement, which started in July 2021 and is now in its third year as of March 31, 2024, contains minimum spending requirements of $28.0 million in each of the third, fourth, and fifth years. Spending under this agreement for the three months ended March 31, 2024 and 2023, totaled $10.3 million and $9.4 million, respectively. The timing of payments under the agreement may vary, and the total amount of payments may exceed the minimum depending on the volume of services utilized.

Historical Cash Flows

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Beginning cash, cash equivalents, and restricted cash	$149,351	$150,381	$(1,030)	(0.7)%
Operating activities:
Net loss	(32,923)	(36,829)	3,906	(10.6)
Stock-based compensation and other non-cash adjustments	24,328	13,945	10,383	74.5
Changes in working capital	27,461	(2,381)	29,842	***
Net cash provided by (used in) operating activities	18,866	(25,265)	44,131	***

Investing activities:
Net cash provided by (used in) investing activities	7,459	(12,316)	19,775	***

Financing activities:
Net cash (used in) provided by financing activities	(4,249)	88,144	(92,393)	***

Effect of exchange rates	(1,319)	15	(1,334)	***
Net change	20,757	50,578	(29,821)	(59.0)
Ending cash, cash equivalents, and restricted cash	$170,108	$200,959	$(30,851)	(15.4)%
*** Indicates a percentage that is not meaningful.

Operating Activities

Net cash provided by operating activities was $18.9 million for the three months ended March 31, 2024 as compared to $25.3 million used in operating activities for the three months ended March 31, 2023. The increase in net cash provided by operating activities was due to stronger collections from accounts receivable and a decline in legal fees and other operating expenses across the three months ended March 31, 2024 as compared to the three months ended March 31, 2023.

Investing Activities

Net cash provided by investing activities was $7.5 million for the three months ended March 31, 2024 as compared to $12.3 million in net cash used in investing activities for the three months ended March 31, 2023. This change was primarily driven by a $24.2 million decrease in purchases of investments, partially offset by a decline of $6.6 million in proceeds from the sale of investments and a $2.2 million decrease in capital expenditures.
Financing Activities

Net cash used in financing activities was $4.2 million for the three months ended March 31, 2024 as compared to $88.1 million of net cash provided by financing activities for the three months ended March 31, 2023. The decrease in net cash provided by financing activities was primarily due to a $50.0 million increase in common stock repurchases, a $42.0 million decrease in proceeds from borrowings, and a $0.5 million increase in debt repayments during the three months ended March 31, 2024.

Critical Accounting Estimates

There have been no material changes in our critical accounting estimates from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 15, 2024. We are not aware of any specific events or circumstances that would require us to update our estimates, assumptions, and judgments.

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

Interest Rate Risk

We had cash and cash equivalents of $170.1 million as of March 31, 2024, which consisted of investments in money market funds, cash in readily available checking accounts, and overnight repurchase investments.

As of March 31, 2024, we had outstanding principal debt of $255.1 million, which carries interest as defined in our Credit Agreement. Refer to Note 8 of the condensed consolidated financial statements in this Quarterly Report on Form 10-Q for additional details. We assessed our exposure to changes in interest rates by analyzing sensitivity to our operating results, assuming various changes in market interest rates. A hypothetical increase of one percentage point in the interest rate as of March 31, 2024 would increase our interest expense by approximately $2.5 million annually.

Inflation Risk

We are exposed to market risks related to inflation in personnel costs, third-party service providers, subcontracting costs, professional fees, and general overhead expenses. Although inflation has decreased from the relative highs experienced in 2022, if inflation pressure increases in severity, we may not be able to fully offset such higher costs through price increases and productivity initiatives. While we do not believe inflation has had a material impact on our results of operations to date, a continued high rate of inflation in the future may have an adverse effect on our ability to maintain operating costs and adversely affect our gross profit margin.

Foreign Currency Exchange Risk

Our reporting currency is the U.S. dollar. Due to our international operations, we have foreign currency risks related to revenue and operating expenses denominated in currencies other than the U.S. dollar, primarily the British pound sterling, Euro, Australian dollar, and Swiss franc. Our sales contracts are primarily denominated in the local currency of the customer making the purchase. In addition, portions of operating expenses are incurred outside the United States and are denominated in foreign currencies. An increase in the relative value of the U.S. dollar to other currencies will negatively affect revenue and other operating results as expressed in U.S. dollars. Based on a sensitivity analysis, a 10% change in the foreign currency exchange rates for the three months ended March 31, 2024 would have impacted our total revenue by approximately 3% and operating loss by approximately 4%. This calculation assumes all currencies change in the same direction and proportion relative to the U.S. dollar.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. Based on the evaluation of our disclosure controls and procedures as of March 31, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

PART II—OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Refer to Note 12 – Commitments, Contingencies, and Other Matters of the notes to the condensed consolidated financial statements (Part I, Item 1 of this Form 10-Q) for information regarding legal proceedings in which we are involved.

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

Item 1A. RISK FACTORS

Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. In addition to the other information set forth in this Quarterly Report on Form 10-Q, investors should carefully consider the factors described in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 15, 2024. There have been no material changes from the risk factors described in that report.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a.Recent Sales of Unregistered Equity Securities

Not applicable.

b.Use of Proceeds

Not applicable.

c.Issuer Purchases of Equity Securities

Employee Stock Purchase Plan

	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased under the plan(2)
January 1 to January 31, 2024	6,235	$33.78	6,235	858,944
February 1 to February 29, 2024	7,296	$32.15	7,296	851,648
March 1 to March 31, 2024	6,717	$35.12	6,717	844,931
Total	20,248	$33.64	20,248	844,931
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

(2) Because the number of shares that may be purchased under the ESPP depends on each employee’s voluntary election to participate, their contribution elections, and the fair market value of our Class A Common Stock at various future dates, the actual number of shares that may be purchased under the plan cannot be determined in advance. We have filed a registration statement on S-8 that covers 1,000,000 shares.

Share Repurchase Program

In February 2024, our Board of Directors authorized a program to repurchase up to $50.0 million of our common stock from March 2024 to February 2026. In March 2024, we repurchased 1.3 million shares under this program at an average share price of $37.86, for an aggregate cost of $50.0 million.

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

10.1
Joinder and Fourth Amendment to Credit Agreement, dated as of February 12, 2024, by and among Appian Corporation, Silicon Valley Bank, a division of First-Citizens Bank & Trust Company, MUFG Bank, Ltd., Wells Fargo Bank, N.A., Comerica Bank, Customers Bank, The Toronto-Dominion Bank, New York Branch, and The Bank of Nova Scotia.
Filed herewith.

10.2
Fifth Amendment to Credit Agreement, dated as of March 12, 2024, by and among Appian Corporation, Silicon Valley Bank, a division of First-Citizens Bank & Trust Company, Wells Fargo Bank, N.A., Comerica Bank, MUFG Bank, Ltd., Customers Bank, The Toronto-Dominion Bank, New York Branch, and The Bank of Nova Scotia.
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

APPIAN CORPORATION

May 2, 2024	By:	/s/ Matthew Calkins	/s/ Mark Matheos
		Name: Matthew Calkins	Name: Mark Matheos
		Title: Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	Title: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)