Form 10-Q
period 2024-06-30
APPIAN CORP
filed 2024-08-01
CIK 1441683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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

As of July 29, 2024, there were 41,153,021 shares of the registrant’s Class A common stock and 31,195,739 shares of the registrant’s Class B common stock, each with a par value of $0.0001 per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

APPIAN CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and share data)

	As of
	June 30, 2024	December 31, 2023
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$120,787	$149,351
Short-term investments and marketable securities	28,345	9,653
Accounts receivable, net of allowances of $2,652 and $2,606, respectively	131,693	171,561
Deferred commissions, current	34,899	34,261
Prepaid expenses and other current assets	48,261	49,529
Total current assets	363,985	414,355
Property and equipment, net of accumulated depreciation of $29,011 and $25,141, respectively	40,841	42,682
Goodwill	26,305	27,106
Intangible assets, net of accumulated amortization of $4,763 and $4,152, respectively	3,040	3,889
Right-of-use assets for operating leases	32,848	39,975
Deferred commissions, net of current portion	56,231	59,764
Deferred tax assets	4,368	3,453
Other assets	26,963	36,279
Total assets	$554,581	$627,503
Liabilities and Stockholders’ (Deficit) Equity
Current liabilities
Accounts payable	$5,739	$6,174
Accrued expenses	13,797	11,046
Accrued compensation and related benefits	33,843	38,003
Deferred revenue	218,233	235,992
Debt	8,348	66,368
Operating lease liabilities	12,323	11,698
Other current liabilities	1,405	1,891
Total current liabilities	293,688	371,172
Long-term debt	245,625	140,221
Non-current operating lease liabilities	55,796	59,067
Deferred revenue, non-current	4,695	4,700
Deferred tax liabilities	—	2
Other non-current liabilities	435	—
Total liabilities	600,239	575,162
Stockholders’ (deficit) equity
Class A common stock—par value $0.0001; 500,000,000 shares authorized as of June 30, 2024 and December 31, 2023 and 42,359,967 and 42,169,970 shares issued as of June 30, 2024 and December 31, 2023, respectively	4	4
Class B common stock—par value $0.0001; 100,000,000 shares authorized as of June 30, 2024 and December 31, 2023 and 31,196,796 and 31,196,796 shares issued as of June 30, 2024 and December 31, 2023, respectively	3	3
Additional paid-in capital	608,528	595,781
Accumulated other comprehensive loss	(11,812)	(23,555)
Accumulated deficit	(596,407)	(519,892)
Treasury stock at cost, 1,213,686 shares as of June 30, 2024	(45,974)	—
Total stockholders’ (deficit) equity	(45,658)	52,341
Total liabilities and stockholders’ (deficit) equity	$554,581	$627,503
.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPIAN CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue
Subscriptions	$112,974	$93,794	$230,668	$192,751
Professional services	33,476	33,921	65,617	70,199
Total revenue	146,450	127,715	296,285	262,950
Cost of revenue
Subscriptions	13,262	10,779	25,532	21,227
Professional services	26,151	26,066	51,878	51,711
Total cost of revenue	39,413	36,845	77,410	72,938
Gross profit	107,037	90,870	218,875	190,012
Operating expenses
Sales and marketing	66,592	62,581	124,748	125,671
Research and development	39,446	39,743	79,217	81,367
General and administrative	40,193	29,208	73,639	58,902
Total operating expenses	146,231	131,532	277,604	265,940
Operating loss	(39,194)	(40,662)	(58,729)	(75,928)
Other non-operating expense
Other (income) expense, net	(1,545)	(3,886)	6,662	(6,576)
Interest expense	6,107	4,755	11,753	7,873
Total other non-operating expense	4,562	869	18,415	1,297
Loss before income taxes	(43,756)	(41,531)	(77,144)	(77,225)
Income tax (benefit) expense	(164)	824	(629)	1,959
Net loss	$(43,592)	$(42,355)	$(76,515)	$(79,184)
Net loss per share:
Basic and diluted	$(0.60)	$(0.58)	$(1.05)	$(1.09)
Weighted average common shares outstanding:
Basic and diluted	72,300	73,041	72,800	72,956

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPIAN CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(43,592)	$(42,355)	$(76,515)	$(79,184)
Comprehensive loss, net of income taxes
Foreign currency translation adjustments	(1,097)	(3,127)	11,746	(3,873)
Unrealized (losses) gains on available-for-sale securities	(7)	(45)	(3)	1
Other comprehensive loss, net of income taxes	$(44,696)	$(45,527)	$(64,772)	$(83,056)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPIAN CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT) EQUITY
(unaudited, in thousands, except share data)

			Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total Stockholders' Equity (Deficit)
	Common Stock
	Shares	Amount
Balance, December 31, 2023	73,366,766	$7	$595,781	$(23,555)	$(519,892)	$—	$52,341
Net loss	—	—	—	—	(32,923)	—	(32,923)
Issuance of common stock to directors	4,974	—	—	—	—	—	—
Vesting of restricted stock units	141,563	—	(2,862)	—	—	—	(2,862)
Exercise of stock options	43,460	—	345	—	—	—	345
Repurchase of common stock	(1,320,531)	—	—	—	—	(50,019)	(50,019)
Stock-based compensation expense	—	—	10,606	—	—	—	10,606
Other comprehensive income	—	—	—	12,847	—	—	12,847
Balance, March 31, 2024	72,236,232	$7	$603,870	$(10,708)	$(552,815)	$(50,019)	$(9,665)
Net loss	—	—	—	—	(43,592)	—	(43,592)
Issuance of common stock to directors	4,692	—	(178)	—	—	178	—
Vesting of restricted stock units	77,116	—	(4,279)	—	—	2,919	(1,360)
Exercise of stock options	25,037	—	(785)	—	—	948	163
Stock-based compensation expense	—	—	9,900	—	—	—	9,900
Other comprehensive loss	—	—	—	(1,104)	—	—	(1,104)
Balance, June 30, 2024	72,343,077	$7	$608,528	$(11,812)	$(596,407)	$(45,974)	$(45,658)

			Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Common Stock
	Shares	Amount
Balance, December 31, 2022	72,817,887	$7	$561,390	$(7,246)	$(408,451)	$145,700
Net loss	—	—	—	—	(36,829)	(36,829)
Issuance of common stock to directors	6,713	—	—	—	—	—
Vesting of restricted stock units	111,296	—	(2,959)	—	—	(2,959)
Exercise of stock options	19,483	—	131	—	—	131
Stock-based compensation expense	—	—	11,056	—	—	11,056
Other comprehensive loss	—	—	—	(700)	—	(700)
Balance, March 31, 2023	72,955,379	$7	$569,618	$(7,946)	$(445,280)	$116,399
Net loss	—	—	—	—	(42,355)	(42,355)
Issuance of common stock to directors	4,928	—	—	—	—	—
Vesting of restricted stock units	99,836	—	(1,816)	—	—	(1,816)
Exercise of stock options	53,190	—	428	—	—	428
Stock-based compensation expense	—	—	11,148	—	—	11,148
Other comprehensive loss	—	—	—	(3,172)	—	(3,172)
Balance, June 30, 2023	73,113,333	7	$579,378	$(11,118)	$(487,635)	$80,632

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPIAN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net loss	$(76,515)	$(79,184)
Adjustments to reconcile net loss to net cash provided by (used by) operating activities
Stock-based compensation	20,506	22,204
Depreciation expense and amortization of intangible assets	4,941	4,705
Lease impairment charges	5,462	—
Bad debt expense	253	419
Amortization of debt issuance costs	290	223
Benefit for deferred income taxes	(982)	(518)
Foreign currency transaction losses, net	12,787	—
Changes in assets and liabilities
Accounts receivable	37,114	28,663
Prepaid expenses and other assets	10,524	(4,924)
Deferred commissions	2,897	123
Accounts payable and accrued expenses	2,882	719
Accrued compensation and related benefits	(3,808)	(6,240)
Other current and non-current liabilities	121	1,066
Deferred revenue	(14,267)	(6,574)
Operating lease assets and liabilities	(954)	2,116
Net cash provided by (used by) operating activities	1,251	(37,202)
Cash flows from investing activities
Proceeds from maturities of investments	9,657	35,876
Payments for investments	(28,354)	(53,443)
Purchases of property and equipment	(2,932)	(7,805)
Net cash used by investing activities	(21,629)	(25,372)
Cash flows from financing activities
Proceeds from borrowings	50,000	92,000
Payments for debt issuance costs	(463)	(411)
Debt repayments	(2,500)	(1,687)
Repurchase of common stock	(50,019)	—
Payments for employee taxes related to the net share settlement of equity awards	(4,221)	(4,775)
Proceeds from exercise of common stock options	508	559
Net cash (used by) provided by financing activities	(6,695)	85,686
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	(1,491)	309
Net (decrease) increase in cash, cash equivalents, and restricted cash	(28,564)	23,421
Cash, cash equivalents, and restricted cash at beginning of period	149,351	150,381
Cash, cash equivalents, and restricted cash at end of period	$120,787	$173,802

Supplemental disclosure of cash flow information
Cash paid for interest	$11,168	$2,731
Cash paid for income taxes	$1,436	$1,472
Supplemental disclosure of non-cash investing and financing activities
Accrued capital expenditures	$182	$392
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

We are headquartered in McLean, Virginia and operate both in the United States and internationally, including Australia, Canada, France, Germany, India, Italy, Japan, Mexico, the Netherlands, Portugal, Singapore, Spain, Sweden, Switzerland, and the United Kingdom.

2. Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements and footnotes include the accounts of Appian and its wholly-owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) for interim financial reporting. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, changes in stockholders’ (deficit) equity, and cash flows. All intercompany accounts and transactions have been eliminated in consolidation.

The results of operations for the current period are not necessarily indicative of the results for the full year or the results for any future periods. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission (the “SEC”) on February 15, 2024.

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

Significant estimates embedded in the consolidated financial statements include, but are not limited to, revenue recognition, income taxes and the related valuation allowance established against deferred tax assets, the amortization period of deferred commissions, the amortization period of the cost to obtain the judgment preservation insurance policy (as discussed in Note 12), lease impairments, and stock-based compensation.

Revenue Recognition

Refer to Note 3 for a detailed discussion on specific revenue recognition principles related to our major revenue streams.

Concentration of Credit and Customer Risk

Our financial instruments exposed to concentration of credit and customer risk consist primarily of cash, cash equivalents, accounts receivable, and our short-term investments. Deposits held with banks may exceed the amount of insurance provided on such deposits; however, we believe the financial institutions holding our cash deposits are financially sound and, accordingly, minimal credit risk exists with respect to these balances.

With regard to our customers, credit evaluation and account monitoring procedures are used to minimize the risk of loss. Revenue generated from government agencies represented 22.6% and 22.1% of our revenue for the three and six months ended June 30, 2024, respectively. Additionally, 38.2% and 37.7% of our revenue during the three and six months ended June 30, 2024, respectively, was generated from international customers. Revenue generated from government agencies represented 20.1% and 20.3% of our revenue for the three and six months ended June 30, 2023, respectively. Additionally, 38.4% and 35.8% of our revenue during the three and six months ended June 30, 2023, respectively, was generated from international customers. No single end-customer accounted for more than 10% of our total revenue in the three and six months ended June 30, 2024, or 2023. As of June 30, 2024, we had one customer whose balance comprised 15% of total accounts receivable.

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

The following table presents a reconciliation of cash, cash equivalents, and restricted cash as presented in the consolidated statements of cash flows (in thousands):

	As of
	June 30, 2024	December 31, 2023	June 30, 2023	December 31, 2022
Cash and cash equivalents	$120,787	$149,351	$171,530	$148,132
Restricted cash, current	—	—	2,272	2,249
Total cash, cash equivalents, and restricted cash	$120,787	$149,351	$173,802	$150,381

Allowance for Doubtful Accounts

Accounts receivable and unbilled revenue are stated at realizable value, net of an allowance for doubtful accounts. The allowance for doubtful accounts is based on our assessment of the collectability of accounts and incorporates an estimation of expected lifetime credit losses on our receivables. We regularly review the composition of the accounts receivable aging, historical bad debts, changes in payment patterns, customer creditworthiness, and current economic trends. If the financial condition of our customers were to deteriorate, resulting in their inability to make required payments, additional provisions for doubtful accounts would be required and would increase bad debt expense. The allowance for doubtful accounts totaled $2.7 million and $2.6 million as of June 30, 2024 and December 31, 2023, respectively.

Deferred Commissions

We capitalize costs of obtaining a contract with a customer, which consist of sales commissions paid to our sales team and the associated incremental payroll taxes. These costs are recorded as deferred commissions in the consolidated balance sheets. Costs to obtain a contract for a new customer or upsell an existing customer are amortized over an estimated economic life of five years as sales commissions on initial sales are not commensurate with sales commissions on contract renewals. Commissions paid relating to contract renewals are deferred and amortized over the related renewal period. We determine the estimated economic life based on both qualitative and quantitative factors such as expected renewals, product life cycles, contractual terms, and customer attrition. We periodically review the carrying amount of deferred contract acquisition costs to determine whether events or changes in circumstances have occurred that could impact the estimated economic life. Costs to obtain a contract for professional services arrangements are expensed as incurred as the contractual period of our professional services arrangements are one year or less.

Amortization associated with deferred commissions is recorded to sales and marketing expense in our consolidated statements of operations. Total commission expense was $11.5 million and $22.9 million for the three and six months ended June 30, 2024, respectively. Total commission expense was $11.3 million and $22.3 million for the three and six months ended June 30, 2023, respectively.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Significant additions or improvements extending the useful life of an asset are capitalized, while repairs and maintenance costs which do not significantly improve the related assets or extend their useful lives are charged to expense as incurred. The estimated useful lives of our property and equipment are generally 3 years for computer software, computer hardware, and internally developed software, 5 years for equipment, and 10 years for office furniture and fixtures. Leasehold improvements have an estimated useful life of the shorter of the useful life of the assets or the lease term.

Severance Costs

In June 2024, we approved a reduction of the Company’s workforce by approximately 150 full-time employees, intended to align sales and marketing teams with our go-to-market strategy and improve profitability. We incurred severance costs related to the involuntary reductions in our workforce. Costs related to benefits provided in accordance with mutually understood and ongoing agreements are recognized when an obligation has been incurred, it is probable the benefits will be paid, and the amount to be paid can be reasonably estimated. We incurred severance costs of $5.5 million during the three and six months ended June 30, 2024. The majority of the costs incurred are expected to be paid to the impacted employees by December 31, 2024.

In 2023, severance costs related to prior actions totaled $2.1 million and $6.3 million for the three and six months ended June 30, 2023, respectively.

Treasury Stock

We account for treasury stock under the cost method. During the three and six months ended June 30, 2024, we have reissued treasury stock to satisfy employee stock option exercises and vesting of restricted stock units. Because we are in an accumulated deficit position, all reissuances of treasury stock have been recorded as a decrease to additional-paid-in-capital in our consolidated balance sheets.

Recent Accounting Pronouncements

Adopted

We have not adopted any new accounting guidance in 2024 that has had a material impact on our consolidated financial statements or disclosures.

Not Yet Adopted

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvement to Reportable Segment Disclosures, which enhances the disclosure requirements for operating segments in our annual and interim consolidated financial statements. The new guidance is effective for us beginning with our annual reporting for fiscal year 2024 and for interim period reporting beginning in fiscal year 2025 and will be applied on a retrospective basis. Early adoption is permitted. The new ASU requires public companies to disclose significant segment expenses and other segment items on an annual and interim basis and provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Additionally, it requires public companies to disclose the title and position of the Chief Operating Decision Maker. The ASU does not change how a public entity identifies its operating segments, aggregates them, or applies the quantitative thresholds to determine its reportable segments. This guidance also applies to public entities that have only one segment. This ASU will only impact our disclosures with no impacts to our results of operations, cash flows, and financial condition.

In December 2023, the FASB issued ASU 2023-09, Income Tax (Topic 740): Improvement to Income Tax Disclosures, which requires public companies to disclose, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, all entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. The new guidance will be effective for our annual reporting for fiscal year 2025 on a prospective basis with the option to apply the standard retrospectively. Early adoption is permitted. This ASU will only impact our disclosures with no impacts to our results of operations, cash flows, and financial condition.

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

The following table summarizes revenue recorded during the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cloud subscriptions	$88,428	$74,442	$175,031	$144,134
Term license subscriptions	17,227	12,999	40,998	36,150
Maintenance and support	7,319	6,353	14,639	12,467
Total subscriptions	112,974	93,794	230,668	192,751
Professional services	33,476	33,921	65,617	70,199
Total revenue	$146,450	$127,715	$296,285	$262,950

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

Term License Subscriptions

Our term license subscriptions revenue is derived from customers with on-premises installations of our platform. The majority of our term license contracts are one year in length. Although term license subscriptions are sold with maintenance and support, the software is fully functional at the beginning of the subscription and is considered a distinct performance obligation. If a cloud-based subscription includes the right for the customer to take possession of the license, the revenue is treated as a term license. Revenue from term license subscriptions is recognized when control of the software license has transferred to the customer, which is the later of delivery or commencement of the contract term.

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

Consulting Services

We sell consulting services to assist customers in planning and executing the deployment of our software. Customers are not required to use consulting services to fully benefit from the software. Consulting services are regularly sold on a standalone basis and most often as either (1) under a fixed-fee arrangement or (2) on a time and materials basis. We also sell advisory services on a subscription basis to support customers or partners with their development and deployment. Consulting services contracts are considered separate performance obligations because they do not integrate with each other or with other products and services to deliver a combined output to the customer, do not modify or customize (or are not modified or customized by) each other or other products and services, and do not affect the customer's ability to use other consulting offerings or other products and services. Revenue under consulting contracts is recognized over time as services are delivered. Revenue from subscription-based consulting contracts is recognized ratably over the contract period. For time and materials-based consulting contracts, we have elected the practical expedient of recognizing revenue upon invoicing since the invoiced amount corresponds directly to the value of our service to date.

Training Services

We sell various training services to our customers. Training services are sold in the form of prepaid training credits that are redeemed based on a fixed rate per course. Training revenue is recognized when the associated training services are delivered.

Significant Judgments and Estimates

Determining the Transaction Price

The transaction price is the total amount of consideration we expect to receive in exchange for the service offerings in a contract and may include both fixed and variable components. Variable consideration is included in the transaction price to the extent it is probable a significant reversal will not occur. The amount of variable consideration excluded from the transaction price for the three and six months ended June 30, 2024 and 2023 was immaterial. Our estimates of variable consideration are also subject to subsequent true-up adjustments and may result in changes to transaction prices; however, such true-up adjustments are not expected to be material.

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

The following table sets forth our contract asset and contract liability balances (in thousands):

	As of
	June 30, 2024	December 31, 2023	June 30, 2023	December 31, 2022
Contract assets, current*	$8,865	$12,052	$11,870	$12,540
Contract assets, non-current*	1,072	915	1,069	1,720
Total contract assets	$9,937	$12,967	$12,939	$14,260

Deferred revenue, current	$218,233	$235,992	$192,164	$194,768
Deferred revenue, non-current	4,695	4,700	3,734	5,556
Total contract liabilities	$222,928	$240,692	$195,898	$200,324
* Current and non-current contract assets are reported as components of the ‘Prepaid expenses and other current assets’ and ‘Other assets’ line items, respectively, in our consolidated balance sheets.

Revenue recognized from amounts included in contract liabilities at the beginning of the period totaled $166.6 million and $141.3 million for the six months ended June 30, 2024 and 2023, respectively.

Transaction Price Allocated to the Remaining Performance Obligations

As of June 30, 2024, we had an aggregate transaction price of $469.4 million allocated to unsatisfied performance obligations. We expect to recognize $300.3 million of this balance as revenue over the next 12 months with the remaining amount recognized thereafter.

4. Leases

As of June 30, 2024, our lease portfolio consists entirely of operating leases for corporate offices. Our operating leases have remaining lease terms with various expiration dates through 2031, and some leases include options to extend the term for up to an additional 10 years.

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

The following table sets forth the components of lease expense for the three and six months ended June 30, 2024 and 2023 (in thousands, exclusive of sublease income):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating lease cost	$2,410	$2,145	$4,821	$4,291
Short-term lease cost	433	423	765	788
Variable lease cost	1,335	959	2,648	1,985
Total	$4,178	$3,527	$8,234	$7,064

Sublease income totaled $0.3 million and $0.6 million for the three and six months ended June 30, 2024, respectively. Sublease income totaled $0.3 million and $0.7 million for the three and six months ended June 30, 2023, respectively.

Lease Impairment Charges

In connection with the headcount reductions approved in June 2024, and our continued efforts to streamline operations and maximize efficiencies, we have initiated supplemental actions to reduce the footprint of our leased office spaces. Pursuant to these initiatives, we have amended and extended the terms of our existing sublease agreement and are seeking a sublease for an additional floor within our corporate headquarters facility. During the three months ended June 30, 2024, we recorded non-cash lease impairment charges of $5.5 million within general and administrative expenses in our consolidated statements of operations related to the two ROU assets. The non-cash lease impairment charges represent the amount that the carrying value of the two asset groups exceeded their estimated fair values. The asset groups represented two separate floors within our corporate headquarters facility. The fair values of the two asset groups were measured using discounted cash flow models based on market rents and sublease incomes projected over the remaining lease terms.

Supplemental Lease Information

Supplemental balance sheet information related to operating leases as of June 30, 2024 and December 31, 2023 is presented in the following table (in thousands, except for lease term and discount rate):

	As of
	June 30, 2024	December 31, 2023
Right-of-use assets for operating leases	$32,848	$39,975

Operating lease liabilities, current	$12,323	$11,698
Operating lease liabilities, net of current portion	55,796	59,067
Total operating lease liabilities	$68,119	$70,765

Weighted average remaining lease term (in years)	6.9	7.4

Weighted average discount rate	9.4%	9.4%

Supplemental cash flow and expense information related to operating leases for the three and six months ended June 30, 2024 and 2023 is shown below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating cash outflows for operating leases	$3,130	$988	$5,773	$2,120

Amortization of operating lease right-of-use assets	815	591	1,598	1,243
Interest expense on operating lease liabilities	1,595	1,552	3,224	3,047

There were no TIA reimbursements for the three and six months ended June 30, 2024, while TIA reimbursements totaled $0.9 million and $1.5 million for the three and six months ended June 30, 2023, respectively.

A summary of our future minimum lease commitments under non-cancellable leases as of June 30, 2024 is shown below (in thousands):

Operating Leases
2024 (excluding the six months ended June 30, 2024)	$6,376
2025	12,958
2026	13,307
2027	13,559
2028	12,460
Thereafter	34,840
Total lease payments	93,500
Less: imputed interest	(25,381)
Total	$68,119

5. Goodwill and Intangible Assets

The following table details the changes in goodwill during the six months ended June 30, 2024 and fiscal year ended December 31, 2023 (in thousands):

Carrying Amount
Balance as of December 31, 2022	$26,349
Foreign currency translation adjustments	757
Balance as of December 31, 2023	27,106
Foreign currency translation adjustments	(801)
Balance as of June 30, 2024	$26,305

Intangible assets, net consisted of the following as of June 30, 2024 and December 31, 2023 (in thousands):

	As of
	June 30, 2024	December 31, 2023
Developed technology	$6,881	$7,091
Customer relationships	922	950
Intangible assets, gross	7,803	8,041
Less: accumulated amortization	(4,763)	(4,152)
Intangible assets, net	$3,040	$3,889

Intangible amortization expense was $0.4 million and $0.7 million for the three and six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, the weighted average remaining amortization periods for developed technology and customer relationships were approximately 2.0 years and 6.8 years, respectively.

The following table shows the projected annual amortization expense related to amortizable intangible assets as of June 30, 2024 (in thousands):

Projected Amortization
2024 (excluding the six months ended June 30, 2024)	$734
2025	1,168
2026	752
2027	92
2028	92
Thereafter	202
Total projected amortization expense	$3,040

6. Property and Equipment, net

Property and equipment, net consisted of the following as of June 30, 2024 and December 31, 2023 (in thousands):

	As of
	June 30, 2024	December 31, 2023
Leasehold improvements	$54,298	$53,313
Office furniture and fixtures	4,460	3,825
Computer software and hardware	10,397	10,491
Internally developed software	504	—
Equipment	193	194
Property and equipment, gross	69,852	67,823
Less: accumulated depreciation	(29,011)	(25,141)
Property and equipment, net	$40,841	$42,682

Depreciation expense totaled $2.2 million and $4.2 million for the three and six months ended June 30, 2024, respectively. Depreciation expense totaled $2.0 million and $4.0 million for the three and six months ended June 30, 2023, respectively. We disposed of $0.3 million worth of fully depreciated equipment during the three and six months ended June 30, 2024, respectively. We had no disposals or retirements during the three months ended June 30, 2023 and disposed of $1.4 million worth of fully depreciated property and equipment during the six months ended June 30, 2023.

7. Accrued Expenses

Accrued expenses consisted of the following as of June 30, 2024 and December 31, 2023 (in thousands):

	As of
	June 30, 2024	December 31, 2023
Hosting costs	$3,585	$2,973
Legal costs	283	103
Marketing and tradeshow expenses	842	685
Third party license fees	677	678
Contract labor costs	966	600
Reimbursable employee expenses	1,071	880
Taxes payable	1,766	1,261
Audit and tax expenses	1,568	1,499
Capital expenditures	182	644
Other accrued expenses	2,857	1,723
Total	$13,797	$11,046

8. Debt

Senior Secured Credit Facilities Credit Agreement

We have a Senior Secured Credit Facilities Credit Agreement (the “Credit Agreement”) which provides for a five-year term loan facility in an aggregate principal amount of $200.0 million and, in addition, up to $100.0 million for a revolving credit facility, including a letter of credit sub-facility in the aggregate availability amount of $20.0 million and a swingline sub-facility in the aggregate availability amount of $10.0 million (as a sublimit of the revolving loan facility). The Credit Agreement matures on November 3, 2027. We have been using the proceeds to fund the growth of our business and support our working capital requirements.

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

The following table summarizes outstanding debt balances (in thousands):

	As of
	June 30, 2024	December 31, 2023
Borrowings under revolving credit facility	$62,000	$62,000
Secured term loan facility	193,312	145,813
Less: Debt issuance costs (1)	(1,339)	(1,224)
Total debt, net of debt issuance costs	$253,973	$206,589

Debt, current	$8,348	$66,368
Long-term debt	245,625	140,221
Total debt	$253,973	$206,589
(1) Deferred debt issuance costs associated with the term loan facility are recorded net of the debt obligation and amortized to interest expense over the term of the Credit Agreement.

We were in compliance with all covenants contained in the Credit Agreement. As of June 30, 2024, we had $62.0 million outstanding under our $100.0 million revolving credit facility, and we had outstanding letters of credit totaling $14.5 million in connection with securing our leased office space.

9. Income Taxes

The provision for income taxes is based upon the estimated annual effective tax rates for the year applied to the current period income before tax plus the tax effect of any significant or unusual items, discrete events, or changes in tax law. Our operating subsidiaries are exposed to statutory effective tax rates ranging from zero to approximately 35%. Fluctuations in the distribution of pre-tax income among our operating subsidiaries can lead to fluctuations of the effective tax rate in the consolidated financial statements. For the three and six months ended June 30, 2024, the actual effective tax rates were 0.4% and 0.8%, respectively. For the three and six months ended June 30, 2023, the actual effective tax rates were (2.0)% and (2.5)%, respectively.

As of June 30, 2024, our net unrecognized tax benefits totaled $6.5 million, which if recognized would result in no net effect on the effective tax rate due to a valuation allowance. The amount of reasonably possible unrecognized tax benefits that could decrease over the next 12 months due to the expiration of certain statutes of limitations or settlements of tax audits is not material to our consolidated financial statements.

We file income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions. Due to our net operating loss carryforwards, the tax years 2016 through 2023 remain open to examination by the major taxing jurisdictions to which we are subject. There are no open examinations that would have a meaningful impact on our consolidated financial statements.

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

We account for forfeitures of our stock-based awards as they occur rather than estimating expected forfeitures. As of June 30, 2024, the total compensation cost related to unvested stock options not yet recognized, which relates exclusively to the 2022 CEO option grant, was $8.4 million and will be recognized over a weighted average period of 1.7 years. Total unrecognized compensation cost related to unvested RSUs was approximately $38.0 million, which will be recognized over a weighted average period of 1.4 years.

The following table summarizes the components of our stock-based compensation expense for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of revenue
Subscriptions	$217	$230	$430	$502
Professional services	1,461	1,472	3,039	3,063
Operating expenses
Sales and marketing	1,997	2,772	4,524	5,217
Research and development	2,919	2,910	5,920	6,536
General and administrative	3,306	3,764	6,593	6,886
Total stock-based compensation expense	$9,900	$11,148	$20,506	$22,204

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

The following outstanding securities, prior to the use of the treasury stock method, have been excluded from the computation of diluted weighted-average shares outstanding for the respective periods below because they would have been antidilutive to earnings per share:

	Three and Six Months Ended June 30,
	2024	2023
Stock options	2,530,468	2,625,286
Non-vested restricted stock units	1,189,539	1,125,505

12. Commitments, Contingencies, and Other Matters

Minimum Purchase Commitments

We have a non-cancellable cloud hosting arrangement with Amazon Web Services (“AWS”) that contains provisions for minimum purchase commitments. Specifically, purchase commitments under the agreement total $131.0 million over five years. The agreement, which started July 2021 and is now in its third year as of June 30, 2024, contains minimum spending requirements of $28.0 million in each of the third, fourth, and fifth years. Spending under this agreement for the three and six months ended June 30, 2024 totaled $10.7 million and $21.0 million, respectively. Spending under this agreement for the three and six months ended June 30, 2023 totaled $9.1 million and $18.5 million, respectively. The timing of payments under the agreement may vary.

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

Defendant Youyong Zou has satisfied the judgment of $5,000 (plus interest) against him in lieu of appealing that judgment. On September 15, 2022, Pegasystems filed a notice of appeal to the Court of Appeals of Virginia. On July 30, 2024, the Court of Appeals of Virginia issued a decision reversing the judgment against Pegasystems and remanding for a new trial. The decision rejected Pegasystems’ argument that Appian had not presented evidence that trade secrets were misappropriated, but reversed the judgment on the basis of evidentiary and damages rulings made by the trial court. On the same day, Appian announced its intention to appeal that decision to the Supreme Court of Virginia and seek to reinstate the full judgment against Pegasystems. A petition to the Supreme Court is expected to be filed by August 29, 2024. After that, the timeline to hear the petition will be in the control of the Supreme Court.

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

The total cost of the policy was capitalized and is being amortized on a straight-line basis over the estimated length of the appeals process. As of June 30, 2024, we estimated the length of the appeals process (solely for amortization purposes) to be approximately three years. This estimate is updated each reporting period. Amortization expense associated with the JPI premium is recorded to general and administrative expenses in our consolidated statements of operations. JPI amortization expense was $4.5 million and $9.0 million for the three and six months ended June 30, 2024. As of June 30, 2024, $18.1 million of the unamortized balance is classified as ‘Prepaid expenses and other current assets’ while the remaining $24.2 million is classified as 'Other assets’ on our consolidated balance sheets. We are currently evaluating the impact, if any, that the decision from the Court of Appeals of Virginia will have on our estimated length of the appeals process.

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

Share Repurchase Program

In February 2024, our Board of Directors authorized a program to repurchase up to $50.0 million of our common stock from March 2024 to February 2026. In March 2024, we repurchased 1.3 million shares under this program at an average share price of $37.86, totaling an aggregate cost of $50.0 million. As of June 30, 2024, shareholders’ equity included 72.3 million shares outstanding, net of 1.2 million shares of common stock held in treasury.

13. Segment and Geographic Information

The following table summarizes revenue by geography for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Domestic	$90,534	$78,694	$184,647	$168,699
International	55,916	49,021	111,638	94,251
Total	$146,450	$127,715	$296,285	$262,950

With respect to geographic information, revenue is attributed to respective geographies based on the contracting address of the customer. The value of our long-lived assets, which are comprised of property and equipment and intangible assets, held in the United States and internationally as of June 30, 2024 were $31.8 million and $12.1 million, respectively. As of December 31, 2023, our long-lived assets held in the United States and internationally were $34.0 million and $12.6 million, respectively.

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

The asset or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques maximize the use of relevant observable inputs and minimize the use of unobservable inputs. There were no instruments measured at fair value on a recurring basis using significant unobservable inputs as of June 30, 2024 and December 31, 2023.

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

The carrying amounts of our accounts receivable, accounts payable, and accrued expenses approximate fair value as of June 30, 2024 and December 31, 2023 because of the relatively short duration of these instruments. Additionally, the carrying value of our debt associated with the term loan facility approximates fair value because the interest rates are variable and reset on relatively short durations to the then market rates.

Investments

Our investment portfolio consists largely of debt investments classified as available-for-sale. Changes in the fair value of available-for-sale securities, excluding other-than-temporary impairments, have been recorded in ‘Accumulated other comprehensive income (loss)’ in our consolidated balance sheets. The components of our investments as of June 30, 2024 are as follows (in thousands):

	As of June 30, 2024
	Fair Value Measurement				Balance Sheet Classification
	Fair Value Level	Cost Basis	Unrealized Gains (Losses)	Fair Value	Cash and Cash Equivalents	Short-term Investments and Marketable Securities
Cash	Level 1	$66,506	$—	$66,506	$66,506	$—
Money market fund	Level 1	54,281	—	54,281	54,281	—
U.S. Treasury bonds	Level 1	14,660	(3)	14,657	—	14,657
Commercial paper	Level 2	2,893	(3)	2,890	—	2,890
Corporate bonds	Level 2	10,800	(2)	10,798	—	10,798
Total investments		$149,140	$(8)	$149,132	$120,787	$28,345

At December 31, 2023, our investments consisted of the following (in thousands):

	As of December 31, 2023
	Fair Value Measurement				Balance Sheet Classification
	Fair Value Level	Cost Basis	Unrealized Gains (Losses)	Fair Value	Cash and Cash Equivalents	Short-term Investments and Marketable Securities
Cash	Level 1	$93,029	$—	$93,029	$93,029	$—
Money market fund	Level 1	56,322	—	56,322	56,322	—
U.S. Treasury bonds	Level 1	4,830	(2)	4,828	—	4,828
Agency bonds	Level 2	4,828	(3)	4,825	—	4,825
Total investments		$159,009	$(5)	$159,004	$149,351	$9,653

We did not hold any Level 3 assets at any point during the three and six months ended June 30, 2024. Additionally, there were no transfers between Levels 1 and 2 during the six months ended June 30, 2024. Interest income on our investments totaled $1.7 million and $3.6 million for the three and six months ended June 30, 2024, respectively. Interest income on our investments totaled $2.7 million and $4.7 million for the three and six months ended June 30, 2023, respectively. Interest income is recorded within other operating (income) expense on our consolidated statements of operations.

The contractual maturities of our debt securities as of June 30, 2024 and December 31, 2023 were all one year or less. Actual maturities may differ from contractual maturities because borrowers have the right to call or prepay certain obligations.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with (1) our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and (2) the audited consolidated financial statements and the related notes and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2023 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission, or SEC, on February 15, 2024.

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

Our customers primarily include financial services, government, life sciences, insurance, manufacturing, energy, healthcare, telecommunications, and transportation organizations. Generally, our sales team targets its efforts to organizations with over 2,000 employees and $2 billion in annual revenue. Revenue from government agencies represented 22.6% and 22.1% of our total revenue for the three and six months ended June 30, 2024, respectively. Revenue from government agencies represented 20.1% and 20.3% of our total revenue for the three and six months ended June 30, 2023, respectively. No single end-customer accounted for more than 10% of our total revenue in the three and six months ended June 30, 2024 or 2023.

We offer our platform globally. Our platform supports multiple languages to facilitate collaboration and address challenges in multinational organizations. In the three and six months ended June 30, 2024, 38.2% and 37.7%, respectively, of our total revenue was generated from customers outside of the United States as compared to 38.4% and 35.8% in the three and six months ended June 30, 2023, respectively. As of June 30, 2024, we operated in 16 countries. We believe we have a significant opportunity to continue to grow our international footprint, and we are investing in new geographies, including through investment in direct and indirect sales channels, professional services, and customer support and implementation partners.

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

•Further Penetration of Existing Customers - Our sales team seeks to generate additional revenue from existing customers by adding new users to our platform. Many of our customers begin by building a single application and then grow to build dozens of applications on our platform. Generally, the development of new applications on our platform results in the expansion of our user base within an organization and a corresponding increase in revenue. As a result of this “land and expand” strategy, we have generated significant additional revenue from our customer base. Our ability to increase sales to existing customers will depend on a number of factors, including the size of our sales and professional services teams, customers’ level of satisfaction with our platform and professional services, pricing, economic conditions, and our customers’ overall spending levels. Some of our professional services personnel are customer success managers. Their role is to ensure customers realize value from our platform and support strategic partners and the “land and expand” strategy versus delivering billable hours.

•Mix of Subscriptions and Professional Services Revenue - We believe our professional services have driven customer success and facilitated the adoption of our platform by customers. During the initial period of deployment of our platform by a customer, we generally provide a greater amount of support in building applications and training than later in the deployment, with a typical engagement lasting from two to six months. At the same time, many of our customers have historically purchased subscriptions for only a limited set of their total potential end users. As a result of these factors, the proportion of total revenue for a customer associated with professional services is relatively high during the initial deployment period. Over time, as the need for professional services associated with user deployments decreases and the number of end users increases, we expect subscriptions revenue as a percentage of total revenue to increase. In addition, we continue to grow our base of strategic partners to provide broader customer coverage and solution delivery capabilities. These partners perform professional services with respect to any new service contracts they originate. As the usage of strategic partners expands, we expect the proportion of our total revenue from subscriptions to increase over time relative to professional services. For the three months ended June 30, 2024 and 2023, 77.1% and 73.4% of our revenue, respectively, was derived from sales of subscriptions while the remaining 22.9% and 26.6%, respectively, was derived from the sale of professional services. For the six months ended June 30, 2024 and 2023, 77.9% and 73.3% of our revenue, respectively, was subscriptions-based while the remaining 22.1% and 26.7%, respectively, was related to professional services.

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

Key Metrics

We monitor the following metrics to help us measure and evaluate the effectiveness of our operations. All dollar amounts are presented in thousands.

Cloud Subscriptions Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	% Change	2024	2023	% Change
Cloud subscriptions revenue	$88,428	$74,442	18.8%	$175,031	$144,134	21.4%

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

Cloud Subscriptions Revenue Retention Rate

	As of June 30,
	2024	2023
Cloud subscriptions revenue retention rate	118%	115%

A key factor to our success is the renewal and expansion of subscription agreements with our existing customers. We calculate this metric over a set of customers who have been with us for at least one full year. To calculate our cloud subscriptions revenue retention rate for a particular trailing 12-month period, we first establish the recurring cloud subscriptions revenue for the previous trailing 12-month period. This effectively represents recurring dollars we should expect in the current trailing 12-month period from the cohort of customers from the previous trailing 12-month period without accounting for any expansion or contraction. We subsequently measure the recurring cloud subscriptions revenue in the current trailing 12-month period from the cohort of customers from the previous trailing 12-month period. Cloud subscriptions revenue retention rate is then calculated by dividing the aggregate recurring cloud subscriptions revenue in the current trailing 12-month period by the previous trailing 12-month period. This calculation includes the combined impact on our revenue from customer non-renewals, pricing changes, and growth in the number of users on our platform. Our cloud subscriptions revenue retention rate can fluctuate from period to period due to large customer contracts in any given period.

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

Gross Profit and Gross Margin

Gross profit and gross margin (defined as gross profit as a percentage of total revenue), have been, and will continue to be, affected by various factors, including the mix of cloud subscriptions and on-premises term license subscriptions, the mix of total subscriptions revenue and professional services revenue, subscription pricing, the costs associated with third-party hosting providers, and the extent to which we expand or reduce our professional services to support future changes in our growth. Our gross margin may fluctuate from period to period based on the above factors.

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
Operating Expenses

Operating expenses consist of sales and marketing, research and development, and general and administrative expenses. Personnel-related costs such as salaries, bonuses, commissions, payroll tax payments, and stock-based compensation expense are the most significant components of each of these expense categories. Other components of each category include professional fees for third-party services such as legal, software development resources, and contractors. In addition, operating expenses include allocated overhead costs, which are primarily comprised of facility costs such as rent, employee medical benefits, employee relations expense, and certain information technology costs for such items as infrastructure, software, and cloud computing services.

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

In order to continue to grow our business, geographical footprint, and brand awareness, we expect to continue investing resources in sales and marketing in our principal markets and strategic growth areas. We expect sales and marketing expense to increase in absolute dollars as we continue to invest to acquire new customers and further expand usage of our platform within our existing customer base. We will continue our efforts to build on our brand reputation and increase market awareness of our platform.

Research and Development Expense

Research and development expense consists primarily of personnel costs for our employees who develop and enhance our platform, including salaries, bonuses, stock-based compensation, and other personnel costs. Also included are non-personnel costs such as subcontracting, consulting, professional fees to third party development resources, certain information technology expenses, and allocated overhead costs.

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

General and Administrative Expense

General and administrative expense consists primarily of personnel costs, including salaries, bonuses, stock-based compensation, and other personnel costs for our administrative, legal, information technology, human resources, finance, and accounting teams as well as our senior executives. Additional expenses included in this category are non-personnel costs such as travel-related expenses, contracting and professional fees for such services as audits, taxation, and legal, insurance and other corporate expenses, including allocated overhead costs, and bad debt expenses. In 2024, we expect our general and administrative expense to increase in absolute dollars largely due to amortization expense associated with the judgment preservation insurance policy (as discussed in Note 12 to the consolidated financial statements), lease impairments (as discussed in Note 4), and investments in our information technology team.

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

Results of Operations

The following table sets forth our consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue
Subscriptions	$112,974	$93,794	$230,668	$192,751
Professional services	33,476	33,921	65,617	70,199
Total revenue	146,450	127,715	296,285	262,950
Cost of revenue
Subscriptions	13,262	10,779	25,532	21,227
Professional services	26,151	26,066	51,878	51,711
Total cost of revenue	39,413	36,845	77,410	72,938
Gross profit	107,037	90,870	218,875	190,012
Operating expenses
Sales and marketing	66,592	62,581	124,748	125,671
Research and development	39,446	39,743	79,217	81,367
General and administrative	40,193	29,208	73,639	58,902
Total operating expenses	146,231	131,532	277,604	265,940
Operating loss	(39,194)	(40,662)	(58,729)	(75,928)
Other non-operating expense
Other (income) expense, net	(1,545)	(3,886)	6,662	(6,576)
Interest expense	6,107	4,755	11,753	7,873
Total other non-operating expense	4,562	869	18,415	1,297
Loss before income taxes	(43,756)	(41,531)	(77,144)	(77,225)
Income tax (benefit) expense	(164)	824	(629)	1,959
Net loss	$(43,592)	$(42,355)	$(76,515)	$(79,184)

The following table sets forth our consolidated statements of operations data expressed as a percentage of total revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue
Subscriptions	77.1%	73.4%	77.9%	73.3%
Professional services	22.9	26.6	22.1	26.7
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue
Subscriptions	9.1	8.4	8.6	8.1
Professional services	17.9	20.4	17.5	19.7
Total cost of revenue	26.9	28.8	26.1	27.7
Gross profit	73.1	71.2	73.9	72.3
Operating expenses
Sales and marketing	45.5	49.0	42.1	47.8
Research and development	26.9	31.1	26.7	30.9
General and administrative	27.4	22.9	24.9	22.4
Total operating expenses*	99.9	103.0	93.7	101.1
Operating loss	(26.8)	(31.8)	(19.8)	(28.9)
Other non-operating expense
Other (income) expense, net	(1.1)	(3.0)	2.2	(2.5)
Interest expense	4.2	3.7	4.0	3.0
Total other non-operating expense*	3.1	0.7	6.2	0.5
Loss before income taxes*	(29.9)	(32.5)	(26.0)	(29.4)
Income tax (benefit) expense	(0.1)	0.6	(0.2)	0.7
Net loss*	(29.8)%	(33.2)%	(25.8)%	(30.1)%
* Totals may not foot due to rounding.

Comparison of the Three Months Ended June 30, 2024 and 2023

Revenue

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Revenue
Subscriptions	$112,974	$93,794	$19,180	20.4%
Professional services	33,476	33,921	(445)	(1.3)
Total revenue	$146,450	$127,715	$18,735	14.7%

Total revenue increased $18.7 million, or 14.7%, in the three months ended June 30, 2024 compared to the same period in 2023 due to an increase in our subscriptions revenue of $19.2 million. This increase was partially offset by a decrease in our professional services revenue of $0.4 million. The increase in subscriptions revenue was driven by a $14.0 million increase in cloud subscription revenue, a $4.2 million increase in on-premises subscription revenue, and a $1.0 million increase in maintenance and support revenue. With respect to new versus existing customers, there was an $8.4 million increase in subscriptions revenue stemming from sales of subscriptions to new customers, while the remaining $10.7 million of the increase was attributable to expanded deployments, price increases on renewals, and corresponding sales of additional subscriptions to existing customers. The decrease in professional services revenue was due primarily to a $6.3 million decrease in revenue from existing customers, which was partially offset by a $5.9 million increase in sales to new customers.

Cost of Revenue

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Cost of revenue
Subscriptions	$13,262	$10,779	$2,483	23.0%
Professional services	26,151	26,066	85	0.3
Total cost of revenue	$39,413	$36,845	$2,568	7.0%
Subscriptions gross margin	88.3%	88.5%
Professional services gross margin	21.9%	23.2%
Total gross margin	73.1%	71.2%

Cost of revenue increased $2.6 million, or 7.0%, in the three months ended June 30, 2024 compared to the same period in 2023, primarily due to a $2.2 million increase in hosting costs and a $0.8 million increase in professional services and product support personnel costs. These increases were partially offset by a $0.7 million decrease in contractor costs. Hosting costs increased due to an increase in sales of our cloud offering during the three months ended June 30, 2024. Although cost of sales headcount fell 3% year over year, personnel costs increased due to a $1.3 million increase in severance expense from June 30, 2023 to June 30, 2024. Contractor costs decreased due to a decrease in the usage of subcontractors for professional services engagements.

Subscriptions gross margin decreased slightly to 88.3% for the three months ended June 30, 2024, compared to 88.5% in the same period in 2023. The decrease in subscriptions gross margin was attributable to an increase in hosting costs, which was substantially offset by an increase in subscriptions revenue during the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. Professional services gross margin decreased to 21.9% for the three months ended June 30, 2024 compared to 23.2% in the same period in 2023 due largely to an increase in professional services severance expense as described above coupled with a modest decrease in professional services revenue in the comparable period. Gross margin increased to 73.1% for the three months ended June 30, 2024 compared to 71.2% for the three months ended June 30, 2023, driven largely by the increase in subscriptions revenue.

Sales and Marketing Expense

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$66,592	$62,581	$4,011	6.4%
% of revenue	45.5%	49.0%

Sales and marketing expense increased $4.0 million, or 6.4%, in the three months ended June 30, 2024 compared to the same period in 2023, primarily due to a $2.8 million increase in marketing costs, a $0.8 million increase in sales and marketing personnel costs, and a $0.3 million increase in travel expenses. Marketing costs increased primarily due to higher spending on our annual Appian World user conference and increases in advertising, public relations, and lead generation expenses. Sales and marketing personnel costs increased primarily due to a $2.9 million increase in severance costs and a $0.2 million increase in commissions expense, both of which were partially offset by reductions in other personnel costs stemming from a decrease in sales and marketing headcount of 5% from June 30, 2023 to June 30, 2024.

Research and Development Expense

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Research and development	$39,446	$39,743	$(297)	(0.7)%
% of revenue	26.9%	31.1%

Research and development expense decreased $0.3 million, or 0.7%, in the three months ended June 30, 2024 compared to the same period in 2023, primarily due to a $1.9 million decrease in research and development personnel costs, which was substantially offset by a $0.7 million increase in employee medical benefits and a $0.4 million increase in rent expense. Although wages and salaries were higher due to research and development personnel headcount increasing 6% from June 30, 2023 to June 30, 2024, overall personnel costs decreased primarily due to lower bonus expense, a $0.8 million decrease in severance expense, and additional realized cost savings stemming from our product development center in India.

General and Administrative Expense

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
	(dollars in thousands)
General and administrative	$40,193	$29,208	$10,985	37.6%
% of revenue	27.4%	22.9%

General and administrative expense increased $11.0 million, or 37.6%, in the three months ended June 30, 2024 compared to the same period in 2023 primarily due to increases of $5.5 million from lease impairment charges, $4.5 million in amortization expense primarily related to our judgment preservation insurance policy, and $0.3 million in professional fees.

Other Non-Operating Income, Net

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Other income, net	$(1,545)	$(3,886)	$2,341	(60.2)%
% of revenue	(1.1)%	(3.0)%

Other income, net was $1.5 million in the three months ended June 30, 2024 compared to other income, net of $3.9 million in the three months ended June 30, 2023. This change was primarily due to $0.2 million in foreign exchange losses in the three months ended June 30, 2024 as compared to $1.2 million in foreign exchange gains in the three months ended June 30, 2023. In addition, there was a $0.9 million decrease in interest income in the three months ended June 30, 2024 relative to the prior year.

Interest Expense

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Interest expense	$6,107	$4,755	$1,352	28.4%
% of revenue	4.2%	3.7%

Interest expense increased by $1.4 million in the three months ended June 30, 2024 as compared to the corresponding period in 2023 primarily due to interest expense incurred on additional credit facility borrowings that we entered into during the first quarter of 2024 and the latter half of 2023.

Income Tax (Benefit) Expense

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Income tax (benefit) expense	$(164)	$824	$(988)	***
	(0.1)%	0.6%
*** Indicates a percentage that is not meaningful.

Income tax (benefit) expense decreased by $1.0 million in the three months ended June 30, 2024 as compared to the corresponding period in 2023. This change was primarily driven by a discrete benefit in the three months ended June 30, 2024 related to net operating loss true-ups at one of our foreign subsidiaries.

Comparison of the Six Months Ended June 30, 2024 and 2023

Revenue

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Revenue
Subscriptions	$230,668	$192,751	$37,917	19.7%
Professional services	65,617	70,199	(4,582)	(6.5)
Total revenue	$296,285	$262,950	$33,335	12.7%

Total revenue increased $33.3 million, or 12.7%, in the six months ended June 30, 2024 compared to the same period in 2023 due to an increase in our subscriptions revenue of $37.9 million. This increase was partially offset by a decrease in our professional services revenue of $4.6 million. The increase in subscriptions revenue was driven by a $30.9 million increase in cloud subscription revenue, a $4.8 million increase in on-premises subscription revenue, and a $2.2 million increase in maintenance and support revenue. With respect to new versus existing customers, there was a $13.3 million increase in subscriptions revenue stemming from sales of subscriptions to new customers, while the remaining $24.6 million of the increase was attributable to expanded deployments, price increases on renewals, and corresponding sales of additional subscriptions to existing customers. The decrease in professional services revenue was due primarily to a $15.1 million decrease in revenue from existing customers, which was partially offset by a $10.5 million increase in sales to new customers.

Cost of Revenue

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Cost of revenue
Subscriptions	$25,532	$21,227	$4,305	20.3%
Professional services	51,878	51,711	167	0.3
Total cost of revenue	$77,410	$72,938	$4,472	6.1%
Subscriptions gross margin	88.9%	89.0%
Professional services gross margin	20.9%	26.3%
Total gross margin	73.9%	72.3%

Cost of revenue increased $4.5 million, or 6.1%, in the six months ended June 30, 2024 compared to the same period in 2023, primarily due to a $3.8 million increase in hosting costs and a $1.7 million increase in professional services and product support personnel costs. These increases were partially offset by a $1.2 million decrease in contractor costs. Hosting costs increased due to an increase in sales of our cloud offering during the six months ended June 30, 2024. Although cost of sales headcount fell 3% year over year, personnel costs increased due to a $1.2 million increase in severance expense from June 30, 2023 to June 30, 2024, which was partially offset by slightly lower wages and salaries expense. Contractor costs decreased due to a decrease in the usage of subcontractors for professional services engagements.

Subscriptions gross margin decreased slightly to 88.9% for the six months ended June 30, 2024, compared to 89.0% in the same period in 2023. The decrease in subscriptions gross margin was attributable to increased hosting costs, which were substantially offset by an increase in subscriptions revenue during the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. Professional services gross margin decreased to 20.9% for the six months ended June 30, 2024 compared to 26.3% in the same period in 2023 due largely to a decrease in professional services revenue in the comparable periods coupled with a modest increase in professional services expenses, driven by an increase in severance expense. Gross margin increased to 73.9% for the six months ended June 30, 2024 compared to 72.3% for the six months ended June 30, 2023, driven largely by the increase in subscriptions revenue.

Sales and Marketing Expense

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$124,748	$125,671	$(923)	(0.7)%
% of revenue	42.1%	47.8%

Sales and marketing expense decreased $0.9 million, or 0.7%, in the six months ended June 30, 2024 compared to the same period in 2023, primarily due to a $5.8 million decrease in sales and marketing personnel costs. This decrease was partially offset by a $3.6 million increase in marketing costs, a $1.0 million increase in travel expenses, and a $0.2 million increase in contractor costs. Sales and marketing personnel costs decreased due to a decrease in sales and marketing headcount of 5% from June 30, 2023 to June 30, 2024 in addition to a $0.8 million decrease in severance costs, both of which were partially offset by a $0.7 million increase in commissions expense. Marketing costs increased primarily due to spending on our annual Appian World conference and internal sales and marketing events as well as increased spending on public relations and lead generation. Travel and entertainment expense increased due to a higher number of in-person events and engagements relative to the prior year.

Research and Development Expense

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Research and development	$79,217	$81,367	$(2,150)	(2.6)%
% of revenue	26.7%	30.9%

Research and development expense decreased $2.2 million, or 2.6%, in the six months ended June 30, 2024 compared to the same period in 2023, primarily due to a $4.5 million decrease in research and development personnel costs and a $0.2 million decrease in professional fees. These decreases were partially offset by a $0.9 million increase in employee medical benefits and a $0.7 million increase in rent expense. Although research and development personnel headcount increased 6% from June 30, 2023 to June 30, 2024, overall personnel costs decreased due to lower bonus expense, a $1.0 million decrease in severance expense, a $0.6 million decrease in stock-based compensation expense, and additional realized cost savings from our product development center in India. Professional fees decreased due to a decline in consulting fees from lower usage of external resources to assist in our platform development efforts in the six months ended June 30, 2024 relative to the six months ended June 30, 2023.

General and Administrative Expense

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
	(dollars in thousands)
General and administrative	$73,639	$58,902	$14,737	25.0%
% of revenue	24.9%	22.4%

General and administrative expense increased $14.7 million, or 25.0%, in the six months ended June 30, 2024 compared to the same period in 2023 primarily due to increases of $9.0 million in amortization expense related to our judgment preservation insurance policy and $5.5 million in rent expense from lease impairment charges.

Other Non-Operating Expense (Income), Net

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Other expense (income), net	$6,662	$(6,576)	$13,238	***
% of revenue	2.2%	(2.5)%
*** Indicates a percentage that is not meaningful.

Other expense, net was $6.7 million in the six months ended June 30, 2024 compared to other income, net of $6.6 million in the six months ended June 30, 2023. This change was primarily due to $11.7 million in foreign exchange losses in the six months ended June 30, 2024 as compared to $1.9 million in foreign exchange gains in the six months ended June 30, 2023. In addition, there was a $1.1 million decrease in interest income in the six months ended June 30, 2024 relative to the prior year. These decreases were partially offset by a $1.4 million increase in other income attributable to a payment from a state government related to the achievement of certain capital investment goals.

Interest Expense

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Interest expense	$11,753	$7,873	$3,880	49.3%
% of revenue	4.0%	3.0%

Interest expense increased by $3.9 million in the six months ended June 30, 2024 as compared to the corresponding period in 2023 primarily due to interest expense incurred on additional credit facility borrowings that we entered into during the first quarter of 2024 and the latter half of 2023.

Income Tax (Benefit) Expense

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Income tax (benefit) expense	$(629)	$1,959	$(2,588)	***
	(0.2)%	0.7%
*** Indicates a percentage that is not meaningful.

Income tax expense decreased by $2.6 million in the six months ended June 30, 2024 as compared to the corresponding period in 2023 primarily due to lower pre-tax book income at our foreign subsidiaries as well as a discrete benefit in the six months ended June 30, 2024 related to net operating loss true-ups at one of our foreign subsidiaries.

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

Our non-GAAP financial performance measures include the following: non-GAAP subscriptions cost of revenue, non-GAAP professional services costs of revenue, non-GAAP total cost of revenue, non-GAAP total operating expense, non-GAAP operating loss, non-GAAP income tax (benefit) expense, non-GAAP net loss, and non-GAAP net loss per share, basic and diluted. These non-GAAP financial performance measures exclude the effect of stock-based compensation expense, certain non-ordinary litigation-related expenses consisting of legal and other professional fees associated with the Pegasystems cases (net of insurance reimbursements), or Litigation Expense, amortization of the judgment preservation insurance policy, or JPI Amortization, and severance costs related to an involuntary reduction in our workforce, or Severance Costs, and lease impairment charges related to actions taken reduce the footprint of our leased office spaces, or Lease Impairment Charges. While some of these items may be recurring in nature and should not be disregarded in the evaluation of our earnings performance, it is useful to exclude such items when analyzing current results and trends compared to other periods as these items can vary significantly from period to period depending on specific underlying transactions or events that may occur.

Therefore, while we may incur or recognize these types of expenses in the future, we believe removing these items for purposes of calculating our non-GAAP financial measures provides investors with a more focused presentation of our ongoing operating performance.

We also discuss adjusted EBITDA, a non-GAAP financial performance measure we believe offers a useful view of the overall operation of our business. We define adjusted EBITDA as net loss before (1) other expense (income), net, (2) interest expense, (3) income tax (benefit) expense, (4) depreciation expense and amortization of intangible assets, (5) stock-based compensation expense, (6) Litigation Expense, (7) JPI Amortization, (8) Severance Costs, and (9) Lease Impairment Charges. The most directly comparable GAAP financial measure to adjusted EBITDA is net loss. Users should consider the limitations of using adjusted EBITDA, including the fact that this measure does not provide a complete measure of our operating performance. Adjusted EBITDA is not intended to purport to be an alternative to net loss as a measure of operating performance or to cash flows from operating activities as a measure of liquidity.

The presentation of these non-GAAP financial measures is not intended to be considered in isolation from, as a substitute for, or superior to the financial information prepared and presented in accordance with GAAP, and our non-GAAP measures may be different from non-GAAP measures used by other companies.

The following tables reconcile our non-GAAP measures to their nearest comparable GAAP measures (in thousands, except per share data):

	GAAP Measure	Stock-Based Compensation	Litigation Expense	JPI Amortization	Severance Costs	Lease Impairment Charges	Non-GAAP Measure
Three Months Ended June 30, 2024
Subscriptions cost of revenue	$13,262	$(217)	$—	$—	$—	$—	$13,045
Professional services cost of revenue	26,151	(1,461)	—	—	(1,398)	—	23,292
Total cost of revenue	39,413	(1,678)	—	—	(1,398)	—	36,337
Total operating expense	146,231	(8,222)	(721)	(4,504)	(4,136)	(5,462)	123,186
Operating loss	(39,194)	9,900	721	4,504	5,534	5,462	(13,073)
Income tax (benefit) expense	(164)	537	—	—	1,096	—	1,469
Net loss	(43,592)	9,363	721	4,504	4,438	5,462	(19,104)
Net loss per share, basic and diluted	$(0.60)	$0.13	$0.01	$0.06	$0.06	$0.08	$(0.26)

Six Months Ended June 30, 2024
Subscriptions cost of revenue	$25,532	$(430)	$—	$—	$—	$—	$25,102
Professional services cost of revenue	51,878	(3,039)	—	—	(1,398)	—	47,441
Total cost of revenue	77,410	(3,469)	—	—	(1,398)	—	72,543
Total operating expense	277,604	(17,037)	(1,463)	(9,008)	(4,136)	(5,462)	240,498
Operating loss	(58,729)	20,506	1,463	9,008	5,534	5,462	(16,756)
Income tax (benefit) expense	(629)	1,141	—	—	1,096	—	1,608
Net loss	(76,515)	19,365	1,463	9,008	4,438	5,462	(36,779)
Net loss per share, basic and diluted(a)	$(1.05)	$0.27	$0.02	$0.12	$0.06	$0.08	$(0.51)
(a) Per share amounts do not foot due to rounding.

	GAAP Measure	Stock-Based Compensation	Litigation Expense	Severance Costs	Non-GAAP Measure
Three Months Ended June 30, 2023
Subscriptions cost of revenue	$10,779	$(230)	$—	$(19)	$10,530
Professional services cost of revenue	26,066	(1,472)	—	(35)	24,559
Total cost of revenue	36,845	(1,702)	—	(54)	35,089
Total operating expense	131,532	(9,446)	(347)	(2,041)	119,698
Operating loss	(40,662)	11,148	347	2,095	(27,072)
Income tax expense	824	221	7	42	1,094
Net loss	(42,355)	11,369	354	2,137	(28,495)
Net loss per share, basic and diluted	$(0.58)	$0.16	$—	$0.03	$(0.39)

Six Months Ended June 30, 2023
Subscriptions cost of revenue	$21,227	$(502)	$—	$(30)	$20,695
Professional services cost of revenue	51,711	(3,063)	—	(158)	48,490
Total cost of revenue	72,938	(3,565)	—	(188)	69,185
Total operating expense	265,940	(18,639)	(2,189)	(6,111)	239,001
Operating loss	(75,928)	22,204	2,189	6,299	(45,236)
Income tax expense	1,959	563	56	160	2,738
Net loss	(79,184)	22,767	2,245	6,459	(47,713)
Net loss per share, basic and diluted(a)	$(1.09)	$0.31	$0.03	$0.09	$(0.65)
(a) Per share amounts do not foot due to rounding.

The following table reconciles GAAP net loss to adjusted EBITDA for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
GAAP net loss	$(43,592)	$(42,355)	$(76,515)	$(79,184)
Other (income) expense, net	(1,545)	(3,886)	6,662	(6,576)
Interest expense	6,107	4,755	11,753	7,873
Income tax (benefit) expense	(164)	824	(629)	1,959
Depreciation expense and amortization of intangible assets	2,580	2,364	4,941	4,705
Stock-based compensation expense	9,900	11,148	20,506	22,204
Litigation Expense	721	347	1,463	2,189
JPI Amortization	4,504	—	9,008	—
Severance Costs	5,534	2,095	5,534	6,299
Lease Impairment Charges	5,462	—	5,462	—
Adjusted EBITDA	$(10,493)	$(24,708)	$(11,815)	$(40,531)

Liquidity and Capital Resources

The following table presents selected financial information and statistics pertaining to liquidity and capital resources as of June 30, 2024 and December 31, 2023:

	As of
	June 30, 2024	December 31, 2023
Cash and cash equivalents	$120,787	$149,351
Short-term investments and marketable securities	28,345	9,653
Property and equipment, net	40,841	42,682
Working capital*	70,297	43,183
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

Sources of Funds

We have historically financed our operations in large part with equity financing arrangements. Our last public offering was completed in June 2020. Through these public offerings, we received net proceeds of $344.8 million.

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

The Credit Agreement matures on November 3, 2027. We have been using the proceeds to fund the growth of our business and support our working capital requirements. As of June 30, 2024, we were in compliance with all covenants, had used borrowing capacity of $62.0 million under our $100.0 million revolving credit facility, and had outstanding letters of credit totaling $14.5 million in connection with securing our leased office space.

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

In 2023, we entered into a Judgment Preservation Insurance policy in connection with our $2.036 billion judgment against Pegasystems. See Note 12 to the consolidated financial statements for additional details. The total cost of the policy was $57.3 million, which we paid with operating cash on hand. In addition, in February 2024 our Board of Directors authorized a share repurchase program, under which we repurchased approximately $50.0 million worth of our common stock during the first quarter of 2024.

Outside of the above items and cash used by operations, other uses of cash in 2024 to date have included capital expenditures related to the expansion of the new leased facility for our research development center in India and principal repayments of our term loan debt.

Furthermore, we have a non-cancellable cloud hosting arrangement with Amazon Web Services that contains provisions for minimum purchase commitments. Specifically, purchase commitments under the agreement total $131.0 million over five years. The agreement, which started in July 2021 and is now in its third year as of June 30, 2024, contains minimum spending requirements of $28.0 million in each of the third, fourth, and fifth years. Spending under this agreement for the three and six months ended June 30, 2024, totaled $10.7 million and $21.0 million, respectively. Spending under this agreement for the three and six months ended June 30, 2023, totaled $9.1 million and $18.5 million, respectively. The timing of payments under the agreement may vary, and the total amount of payments may exceed the minimum depending on the volume of services utilized.

Historical Cash Flows

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Beginning cash, cash equivalents, and restricted cash	$149,351	$150,381	$(1,030)	(0.7)%
Operating activities:
Net loss	(76,515)	(79,184)	2,669	(3.4)
Stock-based compensation and other non-cash adjustments	43,257	27,033	16,224	60.0
Changes in working capital	34,509	14,949	19,560	***
Net cash provided by (used by) operating activities	1,251	(37,202)	38,453	***

Investing activities:
Net cash (used by) provided by investing activities	(21,629)	(25,372)	3,743	(14.8)

Financing activities:
Net cash (used by) provided by financing activities	(6,695)	85,686	(92,381)	***

Effect of exchange rates	(1,491)	309	(1,800)	***
Net change	(28,564)	23,421	(51,985)	***
Ending cash, cash equivalents, and restricted cash	$120,787	$173,802	$(53,015)	(30.5)%
*** Indicates a percentage that is not meaningful.

Operating Activities

Net cash provided by operating activities was $1.3 million for the six months ended June 30, 2024 as compared to $37.2 million used by operating activities for the six months ended June 30, 2023. The increase in net cash provided by operating activities was due to stronger collections from accounts receivable and a decline in legal fees and other operating expenses during the six months ended June 30, 2024 as compared to the six months ended June 30, 2023.

Investing Activities

Net cash used by investing activities was $21.6 million for the six months ended June 30, 2024 as compared to $25.4 million in net cash used by investing activities for the six months ended June 30, 2023. This change was primarily driven by a $25.1 million decrease in purchases of investments, partially offset by a decline of $26.2 million in proceeds from the sale of investments and a $4.9 million decrease in capital expenditures.
Financing Activities

Net cash used by financing activities was $6.7 million for the six months ended June 30, 2024 as compared to $85.7 million of net cash provided by financing activities for the six months ended June 30, 2023. The decrease in net cash provided by financing activities was primarily due to a $50.0 million increase in common stock repurchases, a $42.0 million decrease in proceeds from borrowings, a $0.8 million increase in debt repayments, and a $0.6 million decrease in payments for employee taxes related to the net share settlement of equity awards during the six months ended June 30, 2024.

Critical Accounting Estimates

There have been no material changes in our critical accounting estimates from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 15, 2024. We are not aware of any specific events or circumstances that would require us to update our estimates, assumptions, and judgments.

Recent Accounting Pronouncements

See Note 2 to the unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of recent accounting pronouncements.

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

Interest Rate Risk

We had cash and cash equivalents of $120.8 million as of June 30, 2024, which consisted of investments in money market funds, cash in readily available checking accounts, and overnight repurchase investments.

As of June 30, 2024, we had outstanding principal debt of $254.0 million, which carries interest as defined in our Credit Agreement. Refer to Note 8 of the condensed consolidated financial statements in this Quarterly Report on Form 10-Q for additional details. We assessed our exposure to changes in interest rates by analyzing sensitivity to our operating results, assuming various changes in market interest rates. A hypothetical increase of one percentage point in the interest rate as of June 30, 2024 would increase our interest expense by approximately $2.5 million annually.

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

Foreign Currency Exchange Risk

Our reporting currency is the U.S. dollar. Due to our international operations, we have foreign currency risks related to revenue and operating expenses denominated in currencies other than the U.S. dollar, primarily the British pound sterling, Euro, Australian dollar, and Swiss franc. Our sales contracts are primarily denominated in the local currency of the customer making the purchase. In addition, portions of operating expenses are incurred outside the United States and are denominated in foreign currencies. An increase in the relative value of the U.S. dollar to other currencies will negatively affect revenue and other operating results as expressed in U.S. dollars. Based on a sensitivity analysis, a 10% change in the foreign currency exchange rates for the six months ended June 30, 2024 would have impacted our total revenue by approximately 4% and operating loss by approximately 3%. This calculation assumes all currencies change in the same direction and proportion relative to the U.S. dollar.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024. Based on the evaluation of our disclosure controls and procedures as of June 30, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

PART II—OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Refer to Note 12 – Commitments, Contingencies, and Other Matters of the notes to the consolidated financial statements (Part I, Item 1 of this Form 10-Q) for information regarding legal proceedings in which we are involved.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a.Recent Sales of Unregistered Equity Securities

Not applicable.

b.Use of Proceeds

Not applicable.

c.Issuer Purchases of Equity Securities

Employee Stock Purchase Plan

	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased under the plan(2)
April 1 to April 30, 2024	6,227	$37.77	6,227	838,704
May 1 to May 31, 2024	7,672	$32.16	7,672	831,032
June 1 to June 30, 2024	8,314	$28.08	8,314	822,718
Total	22,213	$32.21	22,213	822,718
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

APPIAN CORPORATION

August 1, 2024	By:	/s/ Matthew Calkins	/s/ Mark Matheos
		Name: Matthew Calkins	Name: Mark Matheos
		Title: Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	Title: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)