Form 10-Q
period 2024-09-30
APPIAN CORP
filed 2024-11-07
CIK 1441683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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

As of November 4, 2024, there were 42,692,076 shares of the registrant’s Class A common stock and 31,195,210 shares of the registrant’s Class B common stock, each with a par value of $0.0001 per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

APPIAN CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and share data)

	As of
	September 30, 2024	December 31, 2023
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$99,193	$149,351
Short-term investments and marketable securities	40,798	9,653
Accounts receivable, net of allowances of $2,850 and $2,606, respectively	140,213	171,561
Deferred commissions, current	34,785	34,261
Prepaid expenses and other current assets	45,483	49,529
Total current assets	360,472	414,355
Property and equipment, net of accumulated depreciation of $30,329 and $25,141, respectively	39,190	42,682
Goodwill	27,462	27,106
Intangible assets, net of accumulated amortization of $5,356 and $4,152, respectively	2,790	3,889
Right-of-use assets for operating leases	32,231	39,975
Deferred commissions, net of current portion	54,576	59,764
Deferred tax assets	4,827	3,453
Other assets	28,365	36,279
Total assets	$549,913	$627,503
Liabilities and Stockholders’ (Deficit) Equity
Current liabilities
Accounts payable	$6,928	$6,174
Accrued expenses	11,310	11,046
Accrued compensation and related benefits	31,171	38,003
Deferred revenue	224,199	235,992
Debt	9,598	66,368
Operating lease liabilities	12,470	11,698
Other current liabilities	2,798	1,891
Total current liabilities	298,474	371,172
Long-term debt	243,225	140,221
Non-current operating lease liabilities	54,270	59,067
Deferred revenue, non-current	3,370	4,700
Deferred tax liabilities	—	2
Other non-current liabilities	375	—
Total liabilities	599,714	575,162
Stockholders’ (deficit) equity
Class A common stock—par value $0.0001; 500,000,000 shares authorized as of September 30, 2024 and December 31, 2023 and 42,361,024 and 42,169,970 shares issued as of September 30, 2024 and December 31, 2023, respectively	4	4
Class B common stock—par value $0.0001; 100,000,000 shares authorized as of September 30, 2024 and December 31, 2023 and 31,195,739 and 31,196,796 shares issued as of September 30, 2024 and December 31, 2023, respectively	3	3
Additional paid-in capital	614,204	595,781
Accumulated other comprehensive loss	(22,809)	(23,555)
Accumulated deficit	(598,507)	(519,892)
Treasury stock at cost, 1,127,138 shares as of September 30, 2024	(42,696)	—
Total stockholders’ (deficit) equity	(49,801)	52,341
Total liabilities and stockholders’ (deficit) equity	$549,913	$627,503

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPIAN CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue
Subscriptions	$123,121	$103,803	$353,789	$296,554
Professional services	30,931	33,291	96,548	103,490
Total revenue	154,052	137,094	450,337	400,044
Cost of revenue
Subscriptions	14,082	11,265	39,614	32,492
Professional services	23,002	24,804	74,880	76,515
Total cost of revenue	37,084	36,069	114,494	109,007
Gross profit	116,968	101,025	335,843	291,037
Operating expenses
Sales and marketing	50,865	55,667	175,613	181,338
Research and development	38,572	37,135	117,789	118,502
General and administrative	34,688	23,440	108,327	82,342
Total operating expenses	124,125	116,242	401,729	382,182
Operating loss	(7,157)	(15,217)	(65,886)	(91,145)
Other non-operating (income) expense
Other (income) expense, net	(12,544)	1,939	(5,882)	(4,637)
Interest expense	6,168	4,917	17,921	12,790
Total other non-operating (income) expense	(6,376)	6,856	12,039	8,153
Loss before income taxes	(781)	(22,073)	(77,925)	(99,298)
Income tax expense	1,319	178	690	2,137
Net loss	$(2,100)	$(22,251)	$(78,615)	$(101,435)
Net loss per share:
Basic and diluted	$(0.03)	$(0.30)	$(1.08)	$(1.39)
Weighted average common shares outstanding:
Basic and diluted	72,396	73,178	72,664	73,032

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPIAN CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(2,100)	$(22,251)	$(78,615)	$(101,435)
Comprehensive loss, net of income taxes
Foreign currency translation adjustments	(11,139)	1,060	607	(2,813)
Unrealized gains on available-for-sale securities	142	9	139	10
Other comprehensive loss, net of income taxes	$(13,097)	$(21,182)	$(77,869)	$(104,238)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPIAN CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT) EQUITY
(unaudited, in thousands, except share data)

			Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total Stockholders' Equity (Deficit)
	Common Stock
	Shares	Amount
Balance, December 31, 2023	73,366,766	$7	$595,781	$(23,555)	$(519,892)	$—	$52,341
Net loss	—	—	—	—	(32,923)	—	(32,923)
Issuance of common stock to directors	4,974	—	—	—	—	—	—
Vesting of restricted stock units	141,563	—	(2,862)	—	—	—	(2,862)
Exercise of stock options	43,460	—	345	—	—	—	345
Repurchase of common stock	(1,320,531)	—	—	—	—	(50,019)	(50,019)
Stock-based compensation expense	—	—	10,606	—	—	—	10,606
Other comprehensive income	—	—	—	12,847	—	—	12,847
Balance, March 31, 2024	72,236,232	$7	$603,870	$(10,708)	$(552,815)	$(50,019)	$(9,665)
Net loss	—	—	—	—	(43,592)	—	(43,592)
Issuance of common stock to directors	4,692	—	(178)	—	—	178	—
Vesting of restricted stock units	77,116	—	(4,279)	—	—	2,919	(1,360)
Exercise of stock options	25,037	—	(785)	—	—	948	163
Stock-based compensation expense	—	—	9,900	—	—	—	9,900
Other comprehensive loss	—	—	—	(1,104)	—	—	(1,104)
Balance, June 30, 2024	72,343,077	$7	$608,528	$(11,812)	$(596,407)	$(45,974)	$(45,658)
Net loss	—	—	—	—	(2,100)	—	(2,100)
Issuance of common stock to directors	5,060	—	(192)	—	—	192	—
Vesting of restricted stock units	69,362	—	(3,289)	—	—	2,627	(662)
Exercise of stock options	12,126	—	(348)	—	—	459	111
Stock-based compensation expense	—	—	9,505	—	—	—	9,505
Other comprehensive loss	—	—	—	(10,997)	—	—	(10,997)
Balance, September 30, 2024	72,429,625	$7	$614,204	$(22,809)	$(598,507)	$(42,696)	$(49,801)

			Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Common Stock
	Shares	Amount
Balance, December 31, 2022	72,817,887	$7	$561,390	$(7,246)	$(408,451)	$145,700
Net loss	—	—	—	—	(36,829)	(36,829)
Issuance of common stock to directors	6,713	—	—	—	—	—
Vesting of restricted stock units	111,296	—	(2,959)	—	—	(2,959)
Exercise of stock options	19,483	—	131	—	—	131
Stock-based compensation expense	—	—	11,056	—	—	11,056
Other comprehensive loss	—	—	—	(700)	—	(700)
Balance, March 31, 2023	72,955,379	$7	$569,618	$(7,946)	$(445,280)	$116,399
Net loss	—	—	—	—	(42,355)	(42,355)
Issuance of common stock to directors	4,928	—	—	—	—	—
Vesting of restricted stock units	99,836	—	(1,816)	—	—	(1,816)
Exercise of stock options	53,190	—	428	—	—	428
Stock-based compensation expense	—	—	11,148	—	—	11,148
Other comprehensive loss	—	—	—	(3,172)	—	(3,172)
Balance, June 30, 2023	73,113,333	$7	$579,378	$(11,118)	$(487,635)	$80,632
Net loss	—	—	—	—	(22,251)	(22,251)
Issuance of common stock to directors	3,936	—	—	—	—	—
Vesting of restricted stock units	92,722	—	(2,465)	—	—	(2,465)
Exercise of stock options	14,039	—	105	—	—	105
Stock-based compensation expense	—	—	11,011	—	—	11,011
Other comprehensive income	—	—	—	1,069	—	1,069
Balance, September 30, 2023	73,224,030	$7	$588,029	$(10,049)	$(509,886)	$68,101

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPIAN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net loss	$(78,615)	$(101,435)
Adjustments to reconcile net loss to net cash used by operating activities
Stock-based compensation	30,011	33,215
Depreciation expense and amortization of intangible assets	7,503	7,046
Lease impairment charges	5,462	—
Bad debt expense	619	690
Amortization of debt issuance costs	439	342
Benefit for deferred income taxes	(1,281)	(808)
Foreign currency transaction losses, net	2,895	—
Changes in assets and liabilities
Accounts receivable	30,859	30,665
Prepaid expenses and other assets	12,279	(61,555)
Deferred commissions	4,665	(56)
Accounts payable and accrued expenses	1,495	(657)
Accrued compensation and related benefits	(6,975)	(6,671)
Other current and non-current liabilities	535	(2,026)
Deferred revenue	(15,096)	(3,186)
Operating lease assets and liabilities	(1,788)	2,238
Net cash used by operating activities	(6,993)	(102,198)
Cash flows from investing activities
Proceeds from maturities of investments	11,631	62,590
Payments for investments	(42,638)	(53,443)
Purchases of property and equipment	(3,287)	(8,278)
Net cash (used by) provided by investing activities	(34,294)	869
Cash flows from financing activities
Proceeds from borrowings	50,000	92,000
Payments for debt issuance costs	(463)	(411)
Debt repayments	(3,750)	(2,625)
Repurchase of common stock	(50,019)	—
Payments for employee taxes related to the net share settlement of equity awards	(4,883)	(7,240)
Proceeds from exercise of common stock options	619	664
Net cash (used by) provided by financing activities	(8,496)	82,388
Effect of foreign exchange rate changes on cash and cash equivalents	(375)	(679)
Net decrease in cash and cash equivalents	(50,158)	(19,620)
Cash, cash equivalents and restricted cash at beginning of period	149,351	150,381
Cash and cash equivalents at end of period	$99,193	$130,761

Supplemental disclosure of cash flow information
Cash paid for interest	$17,193	$11,960
Cash paid for income taxes	$1,925	$2,944
Supplemental disclosure of non-cash investing and financing activities
Accrued capital expenditures	$109	$27
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPIAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Organization and Description of Business

Appian Corporation (together with its subsidiaries, “Appian,” the “Company,” “we,” or “our”) is a software company that orchestrates business processes. The Appian Platform empowers leaders to design, automate, and optimize important processes from start to finish. With our industry-leading platform and commitment to customer success, Appian is trusted by top organizations to drive transformational process change.

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

With regard to our customers, credit evaluation and account monitoring procedures are used to minimize the risk of loss. Revenue generated from U.S. federal government agencies represented 23.2% and 22.5% of our revenue for the three and nine months ended September 30, 2024, respectively. Additionally, 36.3% and 37.2% of our revenue during the three and nine months ended September 30, 2024, respectively, was generated from international customers. Revenue generated from U.S. federal government agencies represented 21.1% and 20.6% of our revenue for the three and nine months ended September 30, 2023, respectively. Additionally, 35.3% and 35.6% of our revenue during the three and nine months ended September 30, 2023, respectively, was generated from international customers. No single end-customer accounted for more than 10% of our total revenue in the three and nine months ended September 30, 2024 or 2023. As of September 30, 2024, we had one customer whose balance comprised 22% of total accounts receivable.

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

The following table presents a reconciliation of cash, cash equivalents, and restricted cash as presented in the consolidated statements of cash flows (in thousands):

	As of
	September 30, 2024	December 31, 2023	September 30, 2023	December 31, 2022
Cash and cash equivalents	$99,193	$149,351	$130,761	$148,132
Restricted cash, current	—	—	—	2,249
Total cash, cash equivalents, and restricted cash	$99,193	$149,351	$130,761	$150,381

Allowance for Doubtful Accounts

Accounts receivable and unbilled revenue are stated at realizable value, net of an allowance for doubtful accounts. The allowance for doubtful accounts is based on our assessment of the collectability of accounts and incorporates an estimation of expected lifetime credit losses on our receivables. We regularly review the composition of the accounts receivable aging, historical bad debts, changes in payment patterns, customer creditworthiness, and current economic trends. If the financial condition of our customers were to deteriorate, resulting in their inability to make required payments, additional provisions for doubtful accounts would be required and would increase bad debt expense. The allowance for doubtful accounts totaled $2.9 million and $2.6 million as of September 30, 2024 and December 31, 2023, respectively.

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

Amortization associated with deferred commissions is recorded to sales and marketing expense in our consolidated statements of operations. Total commission expense was $12.6 million and $35.5 million for the three and nine months ended September 30, 2024, respectively. Total commission expense was $11.3 million and $33.5 million for the three and nine months ended September 30, 2023, respectively.

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

Severance Costs

In June 2024, we approved a reduction of the Company’s workforce by approximately 150 full-time employees, intended to align sales and marketing teams with our go-to-market strategy and improve profitability. We incurred severance costs related to the involuntary reductions in our workforce. Costs related to benefits provided in accordance with mutually understood and ongoing agreements are recognized when an obligation has been incurred, it is probable the benefits will be paid, and the amount to be paid can be reasonably estimated. We incurred severance costs of $5.5 million during the nine months ended September 30, 2024. No severance costs were incurred during the three months ended September 30, 2024. The majority of the costs incurred are expected to be paid to the impacted employees by December 31, 2024.

Severance costs related to prior actions totaled $6.3 million for the nine months ended September 30, 2023. No severance costs were incurred during the three months ended September 30, 2023.

Treasury Stock

We account for treasury stock under the cost method. During the three and nine months ended September 30, 2024, we have reissued treasury stock to satisfy employee stock option exercises and vesting of restricted stock units. Because we are in an accumulated deficit position, all reissuances of treasury stock have been recorded as a decrease to additional-paid-in-capital in our consolidated balance sheets.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires more detailed disclosures of certain categories of expenses such as employee compensation, depreciation, and intangible asset amortization that are components of existing expense captions presented on the face of the income statement. The new guidance will be effective beginning with our annual reporting for fiscal year 2027 and for interim period reporting beginning in fiscal year 2028. Companies have the option to apply the guidance either on a retrospective or prospective basis, and early adoption is permitted. We are currently evaluating the impact this standard will have on our financial statement presentation and disclosures.

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

The following table summarizes revenue recorded during the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cloud subscriptions	$94,075	$77,247	$269,106	$221,381
Term license subscriptions	21,265	20,026	62,263	56,176
Maintenance and support	7,781	6,530	22,420	18,997
Total subscriptions	123,121	103,803	353,789	296,554
Professional services	30,931	33,291	96,548	103,490
Total revenue	$154,052	$137,094	$450,337	$400,044

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

Significant Judgments and Estimates

Determining the Transaction Price

The transaction price is the total amount of consideration we expect to receive in exchange for the service offerings in a contract and may include both fixed and variable components. Variable consideration is included in the transaction price to the extent it is probable a significant reversal will not occur. The amount of variable consideration excluded from the transaction price for the three and nine months ended September 30, 2024 and 2023 was immaterial. Our estimates of variable consideration are also subject to subsequent true-up adjustments and may result in changes to transaction prices; however, such true-up adjustments are not expected to be material.

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

The following table sets forth our contract asset and contract liability balances (in thousands):

	As of
	September 30, 2024	December 31, 2023	September 30, 2023	December 31, 2022
Contract assets, current*	$10,292	$12,052	$10,932	$12,540
Contract assets, non-current*	733	915	1,178	1,720
Total contract assets	$11,025	$12,967	$12,110	$14,260

Deferred revenue, current	$224,199	$235,992	$194,602	$194,768
Deferred revenue, non-current	3,370	4,700	3,243	5,556
Total contract liabilities	$227,569	$240,692	$197,845	$200,324
* Current and non-current contract assets are reported as components of the ‘Prepaid expenses and other current assets’ and ‘Other assets’ line items, respectively, in our consolidated balance sheets.

Revenue recognized from amounts included in contract liabilities at the beginning of the period totaled $213.2 million and $177.9 million for the nine months ended September 30, 2024 and 2023, respectively.

Transaction Price Allocated to the Remaining Performance Obligations

As of September 30, 2024, we had an aggregate transaction price of $470.4 million allocated to unsatisfied performance obligations. We expect to recognize $321.5 million of this balance as revenue over the next 12 months with the remaining amount recognized thereafter.

4. Leases

As of September 30, 2024, our lease portfolio consists entirely of operating leases for corporate offices. Our operating leases have remaining lease terms with various expiration dates through 2031, and some leases include options to extend the term for up to an additional 10 years.

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

The following table sets forth the components of lease expense for the three and nine months ended September 30, 2024 and 2023 (in thousands, exclusive of sublease income):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating lease cost	$2,356	$2,359	$7,177	$6,650
Short-term lease cost	481	350	1,246	1,138
Variable lease cost	1,324	1,311	3,972	3,296
Total	$4,161	$4,020	$12,395	$11,084

Sublease income totaled $0.3 million and $1.0 million for the three and nine months ended September 30, 2024, respectively. Sublease income totaled $0.3 million and $1.0 million for the three and nine months ended September 30, 2023, respectively.

Lease Impairment Charges

In connection with the headcount reductions approved in June 2024, and our continued efforts to streamline operations and maximize efficiencies, we have initiated supplemental actions to reduce the footprint of our leased office spaces. Pursuant to these initiatives, we have amended and extended the terms of our existing sublease agreement and are seeking a sublease for an additional floor within our corporate headquarters facility. During the nine months ended September 30, 2024, we recorded non-cash lease impairment charges of $5.5 million within general and administrative expenses in our consolidated statements of operations related to the two ROU assets. No impairment charges were incurred during the three months ended September 30, 2024. The non-cash lease impairment charges represent the amount the carrying value of the two asset groups exceeded their estimated fair values. The asset groups represented two separate floors within our corporate headquarters facility. The fair values of the two asset groups were measured using discounted cash flow models based on market rents and sublease incomes projected over the remaining lease terms.

Supplemental Lease Information

Supplemental balance sheet information related to operating leases as of September 30, 2024 and December 31, 2023 is presented in the following table (in thousands, except for lease term and discount rate):

	As of
	September 30, 2024	December 31, 2023
Right-of-use assets for operating leases	$32,231	$39,975

Operating lease liabilities, current	$12,470	$11,698
Operating lease liabilities, net of current portion	54,270	59,067
Total operating lease liabilities	$66,740	$70,765

Weighted average remaining lease term (in years)	6.7	7.4

Weighted average discount rate	9.4%	9.4%

Supplemental cash flow and expense information related to operating leases for the three and nine months ended September 30, 2024 and 2023 is shown below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating cash outflows for operating leases	$3,190	$2,223	$8,963	$6,374

Amortization of operating lease right-of-use assets	777	693	2,375	1,936
Interest expense on operating lease liabilities	1,579	1,667	4,803	4,714

There were no TIA reimbursements for the three and nine months ended September 30, 2024, while TIA reimbursements totaled $1.0 million and $2.6 million for the three and nine months ended September 30, 2023, respectively.

A summary of our future minimum lease commitments under non-cancellable leases as of September 30, 2024 is shown below (in thousands):

Operating Leases
2024 (excluding the nine months ended September 30, 2024)	$3,237
2025	13,065
2026	13,386
2027	13,629
2028	12,473
Thereafter	34,839
Total lease payments	90,629
Less: imputed interest	(23,889)
Total	$66,740

5. Goodwill and Intangible Assets

The following table details the changes in goodwill during the nine months ended September 30, 2024 and fiscal year ended December 31, 2023 (in thousands):

Carrying Amount
Balance as of December 31, 2022	$26,349
Foreign currency translation adjustments	757
Balance as of December 31, 2023	27,106
Foreign currency translation adjustments	356
Balance as of September 30, 2024	$27,462

Intangible assets, net consisted of the following as of September 30, 2024 and December 31, 2023 (in thousands):

	As of
	September 30, 2024	December 31, 2023
Developed technology	$7,184	$7,091
Customer relationships	962	950
Intangible assets, gross	8,146	8,041
Less: accumulated amortization	(5,356)	(4,152)
Intangible assets, net	$2,790	$3,889

Intangible amortization expense was $0.4 million and $1.1 million for the three and nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, the weighted average remaining amortization periods for developed technology and customer relationships were approximately 1.9 years and 6.6 years, respectively.

The following table shows the projected annual amortization expense related to amortizable intangible assets as of September 30, 2024 (in thousands):

Projected Amortization
2024 (excluding the nine months ended September 30, 2024)	$383
2025	1,220
2026	785
2027	96
2028	96
Thereafter	210
Total projected amortization expense	$2,790

6. Property and Equipment, net

Property and equipment, net consisted of the following as of September 30, 2024 and December 31, 2023 (in thousands):

	As of
	September 30, 2024	December 31, 2023
Leasehold improvements	$54,660	$53,313
Office furniture and fixtures	4,484	3,825
Computer software and hardware	9,424	10,491
Internally developed software	758	—
Equipment	193	194
Property and equipment, gross	69,519	67,823
Less: accumulated depreciation	(30,329)	(25,141)
Property and equipment, net	$39,190	$42,682

Depreciation expense totaled $2.2 million and $6.4 million for the three and nine months ended September 30, 2024, respectively. Depreciation expense totaled $2.0 million and $5.9 million for the three and nine months ended September 30, 2023, respectively. We disposed of $1.0 million and $1.3 million worth of fully depreciated equipment during the three and nine months ended September 30, 2024, respectively. We had no disposals or retirements during the three months ended September 30, 2023 and disposed of $1.4 million worth of fully depreciated property and equipment during the nine months ended September 30, 2023.

7. Accrued Expenses

Accrued expenses consisted of the following as of September 30, 2024 and December 31, 2023 (in thousands):

	As of
	September 30, 2024	December 31, 2023
Hosting costs	$3,029	$2,973
Legal costs	490	103
Marketing and tradeshow expenses	918	685
Third party license fees	888	678
Contract labor costs	1,045	600
Reimbursable employee expenses	1,264	880
Taxes payable	291	1,261
Audit and tax expenses	1,660	1,499
Capital expenditures	109	644
Other accrued expenses	1,616	1,723
Total	$11,310	$11,046

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

The following table summarizes outstanding debt balances (in thousands):

	As of
	September 30, 2024	December 31, 2023
Borrowings under revolving credit facility	$62,000	$62,000
Secured term loan facility	192,062	145,813
Less: Debt issuance costs (1)	(1,239)	(1,224)
Total debt, net of debt issuance costs	$252,823	$206,589

Debt, current	$9,598	$66,368
Long-term debt	243,225	140,221
Total debt	$252,823	$206,589
(1) Deferred debt issuance costs associated with the term loan facility are recorded net of the debt obligation and amortized to interest expense over the term of the Credit Agreement.

We were in compliance with all covenants contained in the Credit Agreement. As of September 30, 2024, we had $62.0 million outstanding under our $100.0 million revolving credit facility, and we had outstanding letters of credit totaling $14.7 million in connection with securing our leased office space.

9. Income Taxes

The provision for income taxes is based upon the estimated annual effective tax rates for the year applied to the current period income before tax plus the tax effect of any significant or unusual items, discrete events, or changes in tax law. Our operating subsidiaries are exposed to statutory effective tax rates ranging from zero to approximately 35%. Fluctuations in the distribution of pre-tax income among our operating subsidiaries can lead to fluctuations of the effective tax rate in the consolidated financial statements. For the three and nine months ended September 30, 2024, the actual effective tax rates were (168.9)% and (0.9)%, respectively. For the three and nine months ended September 30, 2023, the actual effective tax rates were (0.8)% and (2.2)%, respectively.

As of September 30, 2024, our net unrecognized tax benefits totaled $6.5 million, which if recognized would result in no net effect on the effective tax rate due to a valuation allowance. The amount of reasonably possible unrecognized tax benefits that could decrease over the next 12 months due to the expiration of certain statutes of limitations or settlements of tax audits is not material to our consolidated financial statements.

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

We account for forfeitures of our stock-based awards as they occur rather than estimating expected forfeitures. As of September 30, 2024, the total compensation cost related to unvested stock options not yet recognized, which relates exclusively to the 2022 CEO option grant, was $7.1 million and will be recognized over a weighted average period of 1.5 years. Total unrecognized compensation cost related to unvested RSUs was approximately $34.6 million, which will be recognized over a weighted average period of 1.4 years.

The following table summarizes the components of our stock-based compensation expense for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of revenue
Subscriptions	$211	$211	$641	$713
Professional services	1,325	1,535	4,364	4,598
Operating expenses
Sales and marketing	1,746	3,245	6,270	8,462
Research and development	2,939	2,930	8,859	9,466
General and administrative	3,284	3,090	9,877	9,976
Total stock-based compensation expense	$9,505	$11,011	$30,011	$33,215

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

The following outstanding securities, prior to the use of the treasury stock method, have been excluded from the computation of diluted weighted-average shares outstanding for the respective periods below because they would have been antidilutive to earnings per share:

	Three and Nine Months Ended September 30,
	2024	2023
Stock options	2,518,342	2,611,247
Non-vested restricted stock units	1,216,499	1,133,039

12. Commitments, Contingencies, and Other Matters

Minimum Purchase Commitments

We have a non-cancellable cloud hosting arrangement with Amazon Web Services (“AWS”) that contains provisions for minimum purchase commitments. Specifically, purchase commitments under the agreement total $131.0 million over five years. The agreement, which started July 2021 and is now in its fourth year as of September 30, 2024, contains minimum spending requirements of $28.0 million in both the fourth and fifth years. Spending under this agreement for the three and nine months ended September 30, 2024 totaled $10.8 million and

$31.8 million, respectively. Spending under this agreement for the three and nine months ended September 30, 2023 totaled $9.3 million and $27.8 million, respectively. The timing of payments under the agreement may vary.

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

Defendant Youyong Zou has satisfied the judgment of $5,000 (plus interest) against him in lieu of appealing that judgment. On September 15, 2022, Pegasystems filed a notice of appeal to the Court of Appeals of Virginia. On July 30, 2024, the Court of Appeals of Virginia issued a decision reversing the judgment against Pegasystems and remanding for a new trial. The decision rejected Pegasystems’ argument that Appian had not presented evidence that trade secrets were misappropriated but reversed the judgment on the basis of evidentiary and damages rulings made by the trial court. On August 29, 2024, Appian submitted a petition to the Supreme Court of Virginia seeking to reverse the Court of Appeals decision and reinstate the full judgment against Pegasystems. Pegasystems filed an opposition to the petition and cross-issues for appeal on October 21, 2024. The timeline to hear Appian’s petition is in the control of the Supreme Court.

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

The total cost of the policy was capitalized and is being amortized on a straight-line basis over the estimated length of the appeals process. We currently estimate the total length of the appeals process (solely for amortization purposes) to be approximately four years. This estimate is reviewed each reporting period. Amortization expense associated with the JPI premium is recorded to general and administrative expenses in our consolidated statements of operations. JPI amortization expense was $3.6 million and $12.6 million for the three and nine months ended September 30, 2024. JPI amortization expense was $1.5 million for the three and nine months ended September 30, 2023. As of September 30, 2024, $12.5 million of the unamortized balance is classified as ‘Prepaid expenses and other current assets’ while the remaining $26.1 million is classified as 'Other assets’ on our consolidated balance sheets.

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

Share Repurchase Program

In February 2024, our Board of Directors authorized a program to repurchase up to $50.0 million of our common stock from March 2024 to February 2026. In March 2024, we repurchased 1.3 million shares under this program at an average share price of $37.86, totaling an aggregate cost of $50.0 million. As of September 30, 2024, shareholders’ equity included 72.4 million shares outstanding, net of 1.1 million shares of common stock held in treasury.

13. Segment and Geographic Information

The following table summarizes revenue by geography for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Domestic	$98,108	$88,743	$282,755	$257,442
International	55,944	48,351	167,582	142,602
Total	$154,052	$137,094	$450,337	$400,044

With respect to geographic information, revenue is attributed to respective geographies based on the contracting address of the customer. The value of our long-lived assets, which are comprised of property and equipment, intangible assets with finite lives, and right-of-use assets, held in the United States and internationally as of September 30, 2024 were $57.3 million and $16.9 million, respectively. As of December 31, 2023, our long-lived assets held in the United States and internationally were $67.6 million and $18.9 million, respectively.

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

The asset or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques maximize the use of relevant observable inputs and minimize the use of unobservable inputs. There were no instruments measured at fair value on a recurring basis using significant unobservable inputs as of September 30, 2024 and December 31, 2023.

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

The carrying amounts of our accounts receivable, accounts payable, and accrued expenses approximate fair value as of September 30, 2024 and December 31, 2023 because of the relatively short duration of these instruments. Additionally, the carrying value of our debt associated with the term loan facility approximates fair value because the interest rates are variable and reset on relatively short durations to the then market rates.

Investments

Our investment portfolio consists largely of debt investments classified as available-for-sale. Changes in the fair value of available-for-sale securities, excluding other-than-temporary impairments, have been recorded in ‘Accumulated other comprehensive income (loss)’ in our consolidated balance sheets. The components of our investments as of September 30, 2024 are as follows (in thousands):

	As of September 30, 2024
	Fair Value Measurement				Balance Sheet Classification
	Fair Value Level	Cost Basis	Unrealized Gains (Losses)	Fair Value	Cash and Cash Equivalents	Short-term Investments and Marketable Securities
Cash	Level 1	$52,421	$—	$52,421	$52,421	$—
Money market fund	Level 1	46,772	—	46,772	46,772	—
U.S. Treasury bonds	Level 1	23,871	64	23,935	—	23,935
Commercial paper	Level 2	2,893	9	2,902	—	2,902
Corporate bonds	Level 2	13,900	61	13,961	—	13,961
Total investments		$139,857	$134	$139,991	$99,193	$40,798

At December 31, 2023, our investments consisted of the following (in thousands):

	As of December 31, 2023
	Fair Value Measurement				Balance Sheet Classification
	Fair Value Level	Cost Basis	Unrealized Gains (Losses)	Fair Value	Cash and Cash Equivalents	Short-term Investments and Marketable Securities
Cash	Level 1	$93,029	$—	$93,029	$93,029	$—
Money market fund	Level 1	56,322	—	56,322	56,322	—
U.S. Treasury bonds	Level 1	4,830	(2)	4,828	—	4,828
Agency bonds	Level 2	4,828	(3)	4,825	—	4,825
Total investments		$159,009	$(5)	$159,004	$149,351	$9,653

We did not hold any Level 3 assets at any point during the three and nine months ended September 30, 2024. Additionally, there were no transfers between Levels 1 and 2 during the nine months ended September 30, 2024. Interest income on our investments totaled $1.5 million and $5.2 million for the three and nine months ended September 30, 2024, respectively. Interest income on our investments totaled $2.4 million and $7.1 million for the three and nine months ended September 30, 2023, respectively. Interest income is recorded within other operating (income) expense on our consolidated statements of operations.

The contractual maturities of our debt securities as of September 30, 2024 and December 31, 2023 were all one year or less. Actual maturities may differ from contractual maturities because borrowers have the right to call or prepay certain obligations.

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

Overview

Appian is a software company that orchestrates business processes. The Appian Platform empowers leaders to design, automate, and optimize important processes from start to finish. With our industry-leading platform and commitment to customer success, Appian is trusted by top organizations to drive transformational process change.

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

Our customers primarily include financial services, government, life sciences, insurance, manufacturing, energy, healthcare, telecommunications, and transportation organizations. Generally, our sales team targets its efforts to organizations with over 2,000 employees and $2 billion in annual revenue. Revenue from U.S. federal government agencies represented 23.2% and 22.5% of our total revenue for the three and nine months ended September 30, 2024, respectively. Revenue from U.S. federal government agencies represented 21.1% and 20.6% of our total revenue for the three and nine months ended September 30, 2023, respectively. No single end-customer accounted for more than 10% of our total revenue in the three and nine months ended September 30, 2024 or 2023.

We offer our platform globally. Our platform supports multiple languages to facilitate collaboration and address challenges in multinational organizations. In the three and nine months ended September 30, 2024, 36.3% and 37.2%, respectively, of our total revenue was generated from customers outside of the United States as compared to 35.3% and 35.6% in the three and nine months ended September 30, 2023, respectively. As of September 30, 2024, we operated in 16 countries. We believe we have a significant opportunity to continue to grow our international footprint, and we are investing in new geographies, including through investment in direct and indirect sales channels, professional services, and customer support and implementation partners.

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

•Mix of Subscriptions and Professional Services Revenue - We believe our professional services have driven customer success and facilitated the adoption of our platform by customers. During the initial period of deployment of our platform by a customer, we generally provide a greater amount of support in building applications and training than later in the deployment, with a typical engagement lasting from two to six months. At the same time, many of our customers have historically purchased subscriptions for only a limited set of their total potential end users. As a result of these factors, the proportion of total revenue for a customer associated with professional services is relatively high during the initial deployment period. Over time, as the need for professional services associated with user deployments decreases and the number of end users increases, we expect subscriptions revenue as a percentage of total revenue to increase. In addition, we continue to grow our base of strategic partners to provide broader customer coverage and solution delivery capabilities. These partners perform professional services with respect to any new service contracts they originate. As the usage of strategic partners expands, we expect the proportion of our total revenue from subscriptions to increase over time relative to professional services. For the three months ended September 30, 2024 and 2023, 79.9% and 75.7% of our revenue, respectively, was derived from sales of subscriptions while the remaining 20.1% and 24.3%, respectively, was derived from the sale of professional services. For the nine months ended September 30, 2024 and 2023, 78.6% and 74.1% of our revenue, respectively, was subscriptions-based while the remaining 21.4% and 25.9%, respectively, was related to professional services.

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

Key Metrics

We monitor the following metrics to help us measure and evaluate the effectiveness of our operations. All dollar amounts are presented in thousands.

Cloud Subscriptions Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	% Change	2024	2023	% Change
Cloud subscriptions revenue	$94,075	$77,247	21.8%	$269,106	$221,381	21.6%

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

Cloud Subscriptions Revenue Retention Rate

	As of September 30,
	2024	2023
Cloud subscriptions revenue retention rate	117%	117%

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
Operating Expenses

Operating expenses consist of sales and marketing, research and development, and general and administrative expenses. Personnel-related costs such as salaries, bonuses, commissions, payroll tax payments, and stock-based compensation expense are the most significant components of each of these expense categories. Other components of each category include professional fees for third-party services such as legal, software development resources, contractors, and cloud computing services. In addition, operating expenses include allocated overhead costs, which are primarily comprised of facility costs such as rent, employee medical benefits, employee relations expense, and certain information technology costs.

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

Results of Operations

The following table sets forth our consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue
Subscriptions	$123,121	$103,803	$353,789	$296,554
Professional services	30,931	33,291	96,548	103,490
Total revenue	154,052	137,094	450,337	400,044
Cost of revenue
Subscriptions	14,082	11,265	39,614	32,492
Professional services	23,002	24,804	74,880	76,515
Total cost of revenue	37,084	36,069	114,494	109,007
Gross profit	116,968	101,025	335,843	291,037
Operating expenses
Sales and marketing	50,865	55,667	175,613	181,338
Research and development	38,572	37,135	117,789	118,502
General and administrative	34,688	23,440	108,327	82,342
Total operating expenses	124,125	116,242	401,729	382,182
Operating loss	(7,157)	(15,217)	(65,886)	(91,145)
Other non-operating (income) expense
Other (income) expense, net	(12,544)	1,939	(5,882)	(4,637)
Interest expense	6,168	4,917	17,921	12,790
Total other non-operating (income) expense	(6,376)	6,856	12,039	8,153
Loss before income taxes	(781)	(22,073)	(77,925)	(99,298)
Income tax expense	1,319	178	690	2,137
Net loss	$(2,100)	$(22,251)	$(78,615)	$(101,435)

The following table sets forth our consolidated statements of operations data expressed as a percentage of total revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue
Subscriptions	79.9%	75.7%	78.6%	74.1%
Professional services	20.1	24.3	21.4	25.9
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue
Subscriptions	9.1	8.2	8.8	8.1
Professional services	14.9	18.1	16.6	19.1
Total cost of revenue	24.1	26.3	25.4	27.2
Gross profit	75.9	73.7	74.6	72.8
Operating expenses
Sales and marketing	33.0	40.6	39.0	45.3
Research and development	25.0	27.1	26.2	29.6
General and administrative	22.5	17.1	24.1	20.6
Total operating expenses*	80.6	84.8	89.2	95.5
Operating loss	(4.6)	(11.1)	(14.6)	(22.8)
Other non-operating (income) expense
Other (income) expense, net	(8.1)	1.4	(1.3)	(1.2)
Interest expense	4.0	3.6	4.0	3.2
Total other non-operating expense*	(4.1)	5.0	2.7	2.0
Loss before income taxes*	(0.5)	(16.1)	(17.3)	(24.8)
Income tax expense	0.9	0.1	0.2	0.5
Net loss*	(1.4)%	(16.2)%	(17.5)%	(25.4)%
* Totals may not foot due to rounding.

Comparison of the Three Months Ended September 30, 2024 and 2023

Revenue

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Revenue
Subscriptions	$123,121	$103,803	$19,318	18.6%
Professional services	30,931	33,291	(2,360)	(7.1)
Total revenue	$154,052	$137,094	$16,958	12.4%

Total revenue increased $17.0 million, or 12.4%, in the three months ended September 30, 2024 compared to the same period in 2023 due to an increase in our subscriptions revenue of $19.3 million. This increase was partially offset by a decrease in our professional services revenue of $2.4 million. The increase in subscriptions revenue was driven by a $16.8 million increase in cloud subscription revenue, a $1.3 million increase in maintenance and support revenue, and a $1.2 million increase in on-premises subscription revenue. With respect to new versus existing customers, there was a $5.6 million increase in subscriptions revenue from sales to new customers, while the remaining $13.7 million of the increase was attributable to expanded deployments, price increases on renewals, and corresponding sales of additional subscriptions to existing customers. The decrease in professional services revenue was due primarily to a $8.4 million decrease in revenue from existing customers, which was partially offset by a $6.1 million increase in sales to new customers.

Cost of Revenue

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Cost of revenue
Subscriptions	$14,082	$11,265	$2,817	25.0%
Professional services	23,002	24,804	(1,802)	(7.3)
Total cost of revenue	$37,084	$36,069	$1,015	2.8%
Subscriptions gross margin	88.6%	89.1%
Professional services gross margin	25.6%	25.5%
Total gross margin	75.9%	73.7%

Cost of revenue increased $1.0 million, or 2.8%, in the three months ended September 30, 2024 compared to the same period in 2023, primarily due to a $2.5 million increase in hosting costs. This increase was partially offset by a $0.5 million decrease in contractor costs, a $0.3 million decrease in professional services and product support personnel costs, and a $0.1 million decrease in employee relations costs. Hosting costs increased due to an increase in sales of our cloud offering during the three months ended September 30, 2024. Contractor costs decreased due to a decrease in the usage of subcontractors for professional services engagements. Professional services and product support personnel costs decreased due to a decrease in cost of sales headcount of 9% from September 30, 2023 to September 30, 2024 as well as a $0.2 million decrease in stock compensation expense.

Subscriptions gross margin decreased slightly to 88.6% for the three months ended September 30, 2024, compared to 89.1% in the same period in 2023. The decrease in subscriptions gross margin was attributable to an increase in hosting costs, which was substantially offset by an increase in subscriptions revenue during the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. Professional services gross margin increased slightly to 25.6% for the three months ended September 30, 2024 compared to 25.5% in the same period in 2023 due largely to a decrease in professional services expense as described above, which was offset by a decrease in professional services revenue in the comparable period. Gross margin increased to 75.9% for the three months ended September 30, 2024 compared to 73.7% for the three months ended September 30, 2023, driven largely by the increase in subscriptions revenue.

Sales and Marketing Expense

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$50,865	$55,667	$(4,802)	(8.6)%
% of revenue	33.0%	40.6%

Sales and marketing expense decreased $4.8 million, or 8.6%, in the three months ended September 30, 2024 compared to the same period in 2023, primarily due to a $5.0 million decrease in sales and marketing personnel costs. This decrease was partially offset by a $0.7 million increase in marketing costs and a $0.4 million increase travel and entertainment costs. Sales and marketing personnel costs decreased due to a decrease in sales and marketing headcount of 21% from September 30, 2023 to September 30, 2024 and a $1.5 million decrease in stock compensation expense. Marketing costs increased primarily due to higher spending on various marketing events and public relations. Travel and entertainment expense increased due to a higher number of in-person events and engagements relative to the prior year.

Research and Development Expense

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Research and development	$38,572	$37,135	$1,437	3.9%
% of revenue	25.0%	27.1%

Research and development expense increased $1.4 million, or 3.9%, in the three months ended September 30, 2024 compared to the same period in 2023, primarily due to a $0.9 million increase in research and development personnel costs, a $0.4 million increase in cloud computing expense, and a $0.3 million increase in employee medical benefits. Wages, salaries, and medical benefits were all higher due to research and development personnel headcount increasing 5% from September 30, 2023 to September 30, 2024, while cloud computing expense increased due to increased spending on cloud migrations.

General and Administrative Expense

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
	(dollars in thousands)
General and administrative	$34,688	$23,440	$11,248	48.0%
% of revenue	22.5%	17.1%

General and administrative expense increased $11.2 million, or 48.0%, in the three months ended September 30, 2024 compared to the same period in 2023 primarily due to increases of $7.7 million in professional fees and $1.6 million in insurance expense. These increases were partially offset by a $0.9 million decrease in personnel costs. Higher professional fees were driven by an increase in legal fees incurred in the three months ended September 30, 2024 relative to the prior year along with a $5.7 million decrease in insurance reimbursements associated with our litigation against Pegasystems as a result of receiving reimbursements in the prior year compared to none in the current year. The increase in insurance expense was driven by the continued amortization of our judgment preservation insurance policy, which was entered into on September 1, 2023. Personnel costs were lower due to general and administrative personnel headcount decreasing by 6% from September 30, 2023 to September 30, 2024.

Other Non-Operating (Income) Expense, Net

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Other (income) expense, net	$(12,544)	$1,939	$(14,483)	***
% of revenue	(8.1)%	1.4%
*** Indicates a percentage that is not meaningful.

Other income, net was $12.5 million in the three months ended September 30, 2024 compared to other expense, net of $1.9 million in the three months ended September 30, 2023. This change was primarily due to

$9.2 million in foreign exchange gains in the three months ended September 30, 2024 as compared to $4.3 million in foreign exchange losses in the three months ended September 30, 2023. In addition, there was a $1.8 million increase in other income related to short-swing profit disgorgement payments to us from a public stockholder of our Class A common stock during the three months ended September 30, 2024. These increases were partially offset by a $0.9 million decrease in interest income during the three months ended September 30, 2024 relative to the prior year.

Interest Expense

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Interest expense	$6,168	$4,917	$1,251	25.4%
% of revenue	4.0%	3.6%

Interest expense increased by $1.3 million in the three months ended September 30, 2024 as compared to the corresponding period in 2023 primarily due to interest expense incurred on additional credit facility borrowings that we entered into during the first quarter of 2024.

Income Tax Expense

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Income tax expense	$1,319	$178	$1,141	***
% of revenue	0.9%	0.1%
*** Indicates a percentage that is not meaningful.

Income tax expense increased by $1.1 million in the three months ended September 30, 2024 as compared to the corresponding period in 2023. This change was primarily driven by increased pre-tax book income in our certain international subsidiaries for the three months ended September 30, 2024. The change in pre-tax book income was primarily attributable to fluctuations in non-operating unrealized foreign exchange gains and losses.

Comparison of the Nine Months Ended September 30, 2024 and 2023

Revenue

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Revenue
Subscriptions	$353,789	$296,554	$57,235	19.3%
Professional services	96,548	103,490	(6,942)	(6.7)
Total revenue	$450,337	$400,044	$50,293	12.6%

Total revenue increased $50.3 million, or 12.6%, in the nine months ended September 30, 2024 compared to the same period in 2023 due to an increase in our subscriptions revenue of $57.2 million. This increase was partially offset by a decrease in our professional services revenue of $6.9 million. The increase in subscriptions revenue was driven by a $47.7 million increase in cloud subscription revenue, a $6.1 million increase in on-premises subscription revenue, and a $3.4 million increase in maintenance and support revenue. With respect to new versus existing customers, there was a $15.0 million increase in subscriptions revenue from sales to new customers, while the remaining $42.2 million of the increase was attributable to expanded deployments, price increases on renewals, and corresponding sales of additional subscriptions to existing customers. The decrease in professional services revenue was due primarily to a $20.8 million decrease in revenue from existing customers, which was partially offset by a $13.8 million increase in sales to new customers.

Cost of Revenue

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Cost of revenue
Subscriptions	$39,614	$32,492	$7,122	21.9%
Professional services	74,880	76,515	(1,635)	(2.1)
Total cost of revenue	$114,494	$109,007	$5,487	5.0%
Subscriptions gross margin	88.8%	89.0%
Professional services gross margin	22.4%	26.1%
Total gross margin	74.6%	72.8%

Cost of revenue increased $5.5 million, or 5.0%, in the nine months ended September 30, 2024 compared to the same period in 2023, primarily due to a $6.3 million increase in hosting costs and a $1.4 million increase in professional services and product support personnel costs. These increases were partially offset by a $1.7 million decrease in contractor costs and a $0.2 million decrease in travel expense. Hosting costs increased due to an increase in sales of our cloud offering during the nine months ended September 30, 2024. Although cost of sales headcount fell 9% year over year, personnel costs increased due to a $1.2 million increase in severance expense during the nine months ended September 30, 2024. Contractor costs decreased due to a decrease in the usage of subcontractors for professional services engagements.

Subscriptions gross margin decreased slightly to 88.8% for the nine months ended September 30, 2024, compared to 89.0% in the same period in 2023. The decrease in subscriptions gross margin was attributable to increased hosting costs, which were substantially offset by an increase in subscriptions revenue during the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. Professional services gross margin decreased to 22.4% for the nine months ended September 30, 2024 compared to 26.1% in the same period in 2023 due largely to a decrease in professional services revenue in the comparable periods, partially offset by a decrease in professional services expenses. Gross margin increased to 74.6% for the nine months ended September 30, 2024 compared to 72.8% for the nine months ended September 30, 2023, driven largely by the increase in subscriptions revenue.

Sales and Marketing Expense

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$175,613	$181,338	$(5,725)	(3.2)%
% of revenue	39.0%	45.3%

Sales and marketing expense decreased $5.7 million, or 3.2%, in the nine months ended September 30, 2024 compared to the same period in 2023, primarily due to a $10.9 million decrease in sales and marketing personnel costs. This decrease was partially offset by a $4.3 million increase in marketing costs and a $1.4 million increase in travel expenses. Sales and marketing personnel costs declined due to a decrease in sales and marketing headcount of 21% from September 30, 2023 to September 30, 2024 in addition due to a $2.2 million decrease in stock-based compensation expense and a $0.8 million decrease in severance costs. These decreases were partially offset by a $2.0 million increase in commissions expense. Marketing costs increased primarily due to spending on our annual Appian World conference and internal sales and marketing events as well as increased spending on public relations, advertising, and lead generation. Travel and entertainment expense increased due to a higher number of in-person events and engagements relative to the prior year.

Research and Development Expense

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Research and development	$117,789	$118,502	$(713)	(0.6)%
% of revenue	26.2%	29.6%

Research and development expense decreased $0.7 million, or 0.6%, in the nine months ended September 30, 2024 compared to the same period in 2023, primarily due to a $3.6 million decrease in research and development personnel costs and a $0.2 million decrease in professional fees. These decreases were partially offset by a $1.2 million increase in employee medical benefits, a $1.1 million increase in cloud computing expense, and a $0.7 million increase in rent expense. Although research and development personnel headcount increased 5% from September 30, 2023 to September 30, 2024, overall personnel costs decreased partially due to lower bonus expense, a $1.0 million decrease in severance expense, a $0.6 million decrease in stock-based compensation expense, and additional realized cost savings from our product development center in India. Professional fees decreased due to a decline in consulting fees from lower usage of external resources to assist in our platform development efforts in the nine months ended September 30, 2024 relative to the nine months ended September 30, 2023.

General and Administrative Expense

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
	(dollars in thousands)
General and administrative	$108,327	$82,342	$25,985	31.6%
% of revenue	24.1%	20.6%

General and administrative expense increased $26.0 million, or 31.6%, in the nine months ended September 30, 2024 compared to the same period in 2023 primarily due to an increase of $11.2 million in amortization expense related to our judgment preservation insurance policy. In addition, professional fees increased $7.2 million due to higher legal fees incurred in the nine months ended September 30, 2024 relative to the prior year and a $5.7 million decrease in insurance reimbursements associated with our litigation against Pegasystems as a result of receiving reimbursements in the prior year compared to none in the current year. Rent expense also increased $6.3 million, primarily driven by $5.5 million of lease impairment charges recognized during the second quarter of 2024.

Other Non-Operating Income, Net

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Other income, net	$(5,882)	$(4,637)	$(1,245)	26.8%
% of revenue	(1.3)%	(1.2)%

Other income, net was $5.9 million in the nine months ended September 30, 2024 compared to other income, net of $4.6 million in the nine months ended September 30, 2023. This change was attributed to a $1.8 million increase in other income related to short-swing profit disgorgement payments to us from a public stockholder of our Class A common stock during the nine months ended September 30, 2024. In addition, in the first quarter of 2024, we received a $1.4 million payment from a state government related to the achievement of certain capital investment goals. These increases were partially offset by a $1.9 million decrease in interest income in the nine months ended September 30, 2024 relative to the prior year stemming from decreased investments.

Interest Expense

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Interest expense	$17,921	$12,790	$5,131	40.1%
% of revenue	4.0%	3.2%

Interest expense increased by $5.1 million in the nine months ended September 30, 2024 as compared to the corresponding period in 2023 primarily due to interest expense incurred on additional credit facility borrowings that we entered into during the first quarter of 2024 and the latter half of 2023.

Income Tax Expense

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Income tax expense	$690	$2,137	$(1,447)	(67.7)%
% of revenue	0.2%	0.5%

Income tax expense decreased by $1.4 million in the nine months ended September 30, 2024 as compared to the corresponding period in 2023 primarily due to lower pre-tax book income at our foreign subsidiaries as well as a discrete benefit recognized in the nine months ended September 30, 2024. The discrete benefit was primarily related to net operating loss adjustments at one of our foreign subsidiaries.

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

Our non-GAAP financial performance measures include the following: non-GAAP subscriptions cost of revenue, non-GAAP professional services costs of revenue, non-GAAP total cost of revenue, non-GAAP total operating expense, non-GAAP operating loss, non-GAAP income tax expense, non-GAAP net income (loss), and non-GAAP net income (loss) per share, basic and diluted. These non-GAAP financial performance measures exclude the effect of stock-based compensation expense, certain non-ordinary litigation-related expenses consisting of legal and other professional fees associated with the Pegasystems cases (net of insurance reimbursements), or Litigation Expense, amortization of the judgment preservation insurance policy, or JPI Amortization, severance costs related to an involuntary reduction in our workforce, or Severance Costs, lease impairment and lease-related charges associated with actions taken to reduce the footprint of our leased office spaces, or Lease Impairment and Lease-Related Charges, and a short-swing profit disgorgement paid to us by an investor, or Short-Swing Profit Payment. While some of these items may be recurring in nature and should not be disregarded in the evaluation of our earnings performance, it is useful to exclude such items when analyzing current results and trends compared to other periods as these items can vary significantly from period to period depending on specific underlying transactions or events that may occur. Therefore, while we may incur or recognize these types of expenses in the future, we believe removing these items for purposes of calculating our non-GAAP financial measures provides investors with a more focused presentation of our ongoing operating performance.

We also discuss adjusted EBITDA, a non-GAAP financial performance measure we believe offers a useful view of the overall operation of our business. We define adjusted EBITDA as net loss before (1) other expense (income), net, (2) interest expense, (3) income tax expense, (4) depreciation expense and amortization of intangible assets, (5) stock-based compensation expense, (6) Litigation Expense, (7) JPI Amortization, (8) Severance Costs, and (9) Lease Impairment and Lease-Related Charges. The most directly comparable GAAP financial measure to adjusted EBITDA is net loss. Users should consider the limitations of using adjusted EBITDA, including the fact that this measure does not provide a complete measure of our operating performance. Adjusted EBITDA is not intended to purport to be an alternative to net loss as a measure of operating performance or to cash flows from operating activities as a measure of liquidity.

The presentation of these non-GAAP financial measures is not intended to be considered in isolation from, as a substitute for, or superior to the financial information prepared and presented in accordance with GAAP, and our non-GAAP measures may be different from non-GAAP measures used by other companies.

The following tables reconcile our non-GAAP measures to their nearest comparable GAAP measures (in thousands, except per share data):

	GAAP Measure	Stock-Based Compensation	Litigation Expense	JPI Amortization	Severance Costs	Lease Impairment and Lease-Related Charges	Short-Swing Profit Payment	Non-GAAP Measure
Three Months Ended September 30, 2024
Subscriptions cost of revenue	$14,082	$(211)	$—	$—	$—	$—	$—	$13,871
Professional services cost of revenue	23,002	(1,325)	—	—	—	—	—	21,677
Total cost of revenue	37,084	(1,536)	—	—	—	—	—	35,548
Total operating expense	124,125	(7,969)	(1,979)	(3,635)	—	(324)	—	110,218
Operating (loss) income	(7,157)	9,505	1,979	3,635	—	324	—	8,286
Income tax expense	1,319	117	—	—	—	—	—	1,436
Net (loss) income	(2,100)	9,388	1,979	3,635	—	324	(1,799)	11,427
Net (loss) income per share, basic	$(0.03)	$0.13	$0.03	$0.05	$—	$—	$(0.02)	$0.16
Net (loss) income per share, diluted(a,b)	$(0.03)	$0.13	$0.03	$0.05	$—	$—	$(0.02)	$0.15

Nine Months Ended September 30, 2024
Subscriptions cost of revenue	$39,614	$(641)	$—	$—	$—	$—	$—	$38,973
Professional services cost of revenue	74,880	(4,364)	—	—	(1,398)	—	—	69,118
Total cost of revenue	114,494	(5,005)	—	—	(1,398)	—	—	108,091
Total operating expense	401,729	(25,006)	(3,442)	(12,643)	(4,136)	(5,786)	—	350,716
Operating (loss) income	(65,886)	30,011	3,442	12,643	5,534	5,786	—	(8,470)
Income tax expense	690	1,258	—	—	1,096	—	—	3,044
Net (loss) income	(78,615)	28,753	3,442	12,643	4,438	5,786	(1,799)	(25,352)
Net (loss) income per share, basic and diluted (b)	$(1.08)	$0.40	$0.05	$0.17	$0.06	$0.08	$(0.02)	$(0.35)
(a) Accounts for the impact of 1.8 million shares of dilutive securities.
(b) Per share amounts do not foot due to rounding.

	GAAP Measure	Stock-Based Compensation	Litigation Expense	JPI Amortization	Severance Costs	Non-GAAP Measure
Three Months Ended September 30, 2023
Subscriptions cost of revenue	$11,265	$(211)	$—	$—	$—	$11,054
Professional services cost of revenue	24,804	(1,535)	—	—	—	23,269
Total cost of revenue	36,069	(1,746)	—	—	—	34,323
Total operating expense	116,242	(9,265)	4,961	(1,485)	—	110,453
Operating (loss) income	(15,217)	11,011	(4,961)	1,485	—	(7,682)
Income tax expense	178	88	—	—	—	266
Net (loss) income	(22,251)	11,099	(4,961)	1,485	—	(14,628)
Net (loss) income per share, basic and diluted	$(0.30)	$0.15	$(0.07)	$0.02	$—	$(0.20)

Nine Months Ended September 30, 2023
Subscriptions cost of revenue	$32,492	$(713)	$—	$—	$(30)	$31,749
Professional services cost of revenue	76,515	(4,598)	—	—	(158)	71,759
Total cost of revenue	109,007	(5,311)	—	—	(188)	103,508
Total operating expense	382,182	(27,904)	2,772	(1,485)	(6,111)	349,454
Operating (loss) income	(91,145)	33,215	(2,772)	1,485	6,299	(52,918)
Income tax expense	2,137	731	—	—	139	3,007
Net (loss) income	(101,435)	33,946	(2,772)	1,485	6,438	(62,338)
Net (loss) income per share, basic and diluted(a)	$(1.39)	$0.46	$(0.04)	$0.02	$0.09	$(0.86)
(a) Per share amounts do not foot due to rounding.

The following table reconciles GAAP net loss to adjusted EBITDA for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
GAAP net loss	$(2,100)	$(22,251)	$(78,615)	$(101,435)
Other (income) expense, net	(12,544)	1,939	(5,882)	(4,637)
Interest expense	6,168	4,917	17,921	12,790
Income tax expense	1,319	178	690	2,137
Depreciation expense and amortization of intangible assets	2,562	2,340	7,503	7,046
Stock-based compensation expense	9,505	11,011	30,011	33,215
Litigation Expense	1,979	(4,961)	3,442	(2,772)
JPI Amortization	3,635	1,485	12,643	1,485
Severance Costs	—	—	5,534	6,299
Lease Impairment and Lease-Related Charges	324	—	5,786	—
Adjusted EBITDA	$10,848	$(5,342)	$(967)	$(45,872)

Liquidity and Capital Resources

The following table presents selected financial information and statistics pertaining to liquidity and capital resources as of September 30, 2024 and December 31, 2023:

	As of
	September 30, 2024	December 31, 2023
Cash and cash equivalents	$99,193	$149,351
Short-term investments and marketable securities	40,798	9,653
Property and equipment, net	39,190	42,682
Working capital*	61,998	43,183
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

The Credit Agreement matures on November 3, 2027. We have been using the proceeds to fund the growth of our business and support our working capital requirements. As of September 30, 2024, we were in compliance with all covenants, had used borrowing capacity of $62.0 million under our $100.0 million revolving credit facility, and had outstanding letters of credit totaling $14.7 million in connection with securing our leased office space.

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

In 2023, we entered into a Judgment Preservation Insurance policy in connection with our $2.036 billion judgment against Pegasystems. See Note 12 to the consolidated financial statements for additional details. The total cost of the policy was $57.3 million, which we paid with operating cash on hand. In addition, in February 2024 our Board of Directors authorized a share repurchase program, under which we repurchased approximately 1.3 million shares of our common stock for approximately 50.0 million during the first quarter of 2024.

Outside of the above items and cash used by operations, other uses of cash in 2024 to date have included capital expenditures related to the expansion of the new leased facility for our research development center in India and principal repayments of our term loan debt.

Furthermore, we have a non-cancellable cloud hosting arrangement with Amazon Web Services that contains provisions for minimum purchase commitments. Specifically, purchase commitments under the agreement total $131.0 million over five years. The agreement, which started in July 2021 and is now in its fourth year as of September 30, 2024, contains minimum spending requirements of $28.0 million in both the fourth and fifth years. Spending under this agreement for the three and nine months ended September 30, 2024, totaled $10.8 million and $31.8 million, respectively. Spending under this agreement for the three and nine months ended September 30, 2023, totaled $9.3 million and $27.8 million, respectively. The timing of payments under the agreement may vary, and the total amount of payments may exceed the minimum depending on the volume of services utilized.

Historical Cash Flows

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Beginning cash, cash equivalents, and restricted cash	$149,351	$150,381	$(1,030)	(0.7)%
Operating activities:
Net loss	(78,615)	(101,435)	22,820	(22.5)
Stock-based compensation and other non-cash adjustments	45,648	40,485	5,163	12.8
Changes in working capital	25,974	(41,248)	67,222	***
Net cash used by operating activities	(6,993)	(102,198)	95,205	(93.2)

Investing activities:
Net cash (used by) provided by investing activities	(34,294)	869	(35,163)	***

Financing activities:
Net cash (used by) provided by financing activities	(8,496)	82,388	(90,884)	***

Effect of exchange rates	(375)	(679)	304	(44.8)
Net change	(50,158)	(19,620)	(30,538)	***
Ending cash and cash equivalents	$99,193	$130,761	$(31,568)	(24.1)%
*** Indicates a percentage that is not meaningful.

Operating Activities

Net cash used by operating activities was $7.0 million for the nine months ended September 30, 2024 as compared to $102.2 million used by operating activities for the nine months ended September 30, 2023. The decrease in net cash used by operating activities was primarily due to the prior year payment of $57.3 million for our JPI policy. In addition, the decrease in cash used by operating activities was attributed to stronger cash collections from accounts receivable as a result of increased revenues as well as headcount reductions and other cost management activities during the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023.

Investing Activities

Net cash used by investing activities was $34.3 million for the nine months ended September 30, 2024 as compared to $0.9 million in net cash provided by investing activities for the nine months ended September 30, 2023. This change was primarily driven by a decline of $51.0 million in proceeds from the sale of investments, which was partially offset by a $10.8 million decrease in purchases of investments and a $5.0 million decrease in capital expenditures.
Financing Activities

Net cash used by financing activities was $8.5 million for the nine months ended September 30, 2024 as compared to $82.4 million of net cash provided by financing activities for the nine months ended September 30, 2023. The decrease in net cash provided by financing activities was primarily due to a $50.0 million increase in common stock repurchases, a $42.0 million decrease in proceeds from borrowings, and a $1.1 million increase in debt repayments, all of which were partially offset by a $2.4 million decrease in payments for employee taxes related to the net share settlement of equity awards during the nine months ended September 30, 2024.

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

Interest Rate Risk

We had cash and cash equivalents of $99.2 million as of September 30, 2024, which consisted of investments in money market funds, cash in readily available checking accounts, and overnight repurchase investments.

As of September 30, 2024, we had outstanding principal debt of $252.8 million, which carries interest as defined in our Credit Agreement. Refer to Note 8 of the condensed consolidated financial statements in this Quarterly Report on Form 10-Q for additional details. We assessed our exposure to changes in interest rates by analyzing sensitivity to our operating results, assuming various changes in market interest rates. A hypothetical increase of one percentage point in the interest rate as of September 30, 2024 would increase our interest expense by approximately $2.5 million annually.

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

Foreign Currency Exchange Risk

Our reporting currency is the U.S. dollar. Due to our international operations, we have foreign currency risks related to revenue and operating expenses denominated in currencies other than the U.S. dollar, primarily the British pound sterling, Euro, Australian dollar, and Swiss franc. Our sales contracts are primarily denominated in the local currency of the customer making the purchase. In addition, portions of operating expenses are incurred outside the United States and are denominated in foreign currencies. An increase in the relative value of the U.S. dollar to other currencies will negatively affect revenue and other operating results as expressed in U.S. dollars. Based on a sensitivity analysis, a 10% change in the foreign currency exchange rates for the nine months ended September 30, 2024 would have impacted our total revenue by approximately 4% and operating loss by approximately 6%. This calculation assumes all currencies change in the same direction and proportion relative to the U.S. dollar.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024. Based on the evaluation of our disclosure controls and procedures as of September 30, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a.Recent Sales of Unregistered Equity Securities

Not applicable.

b.Use of Proceeds

Not applicable.

c.Issuer Purchases of Equity Securities

Employee Stock Purchase Plan

	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased under the plan(2)
July 1 to July 31, 2024	6,889	$31.01	6,889	815,829
August 1 to August 31, 2024	6,850	$29.05	6,850	808,979
September 1 to September 30, 2024	6,121	$31.43	6,121	802,858
Total	19,860	$30.46	19,860	802,858
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

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

The information set forth below is included herein for purposes of providing disclosures under Item 5.02 (c) and (d) of Form 8-K.

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers

On November 5, 2024, the Company’s Board of Directors designated Mark Lynch as the Company’s Principal Financial Officer and Principal Accounting Officer, effective as of November 8, 2024. Information responsive to the requirements of Form 8-K, Item 5.02 (c) and (e) with respect to Mr. Lynch has been previously disclosed in the Company’s Form 8-K filed on October 11, 2024, and such information is incorporated herein by reference.

Also on November 5, 2024, the Board of Directors appointed Michael Beckley to the Board, effective as of November 5, 2024 to serve until our annual meeting of stockholders to be held in 2025. Mr. Beckley is a co-founder of the Company and has served as Chief Technology Officer since 2007. Mr. Beckley holds a B.A. in Government from Dartmouth College. The Board has determined Mr. Beckley is not “independent” in accordance with our corporate governance guidelines and applicable requirements of The Nasdaq Stock Market and the Securities and Exchange Commission since he is an employee of the Company. Mr. Beckley is not a party to any transaction involving us required to be disclosed under Item 404(a) of Regulation S-K, other than the standard employment agreement available to all employees. There is no family relationship between Mr. Beckley and any of our other directors or executive officers and no arrangements or understandings between him and any other person pursuant to which he was selected as a director. Mr. Beckley will not receive any additional compensation for his service as a director in accordance with our non-employee director compensation policy.

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

10.1	Letter of Engagement dated October 10, 2024 by and between Appian Corporation and Mark Lynch.+	Filed herewith.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Attached.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Attached.

32.1*	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Attached.

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.	Attached.

101.SCH	XBRL Taxonomy Extension Schema Document	Attached.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Attached.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Attached.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Attached.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Attached.

104	Cover page formatted as Inline XBRL and contained in Exhibit 101	Attached.

* The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent the company specifically incorporates it by reference.
+ Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPIAN CORPORATION

November 7, 2024	By:	/s/ Matthew Calkins	/s/ Mark Matheos
		Name: Matthew Calkins	Name: Mark Matheos
		Title: Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	Title: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)