Form 10-K
period 2024-12-31
APPIAN CORP
filed 2025-02-19
CIK 1441683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

As of June 30, 2024, the aggregate market value of the registrant’s voting Class A common stock and Class B common stock held by non-affiliates of the registrant was $909.8 million and $63.8 million, respectively, based on a closing price of $30.86 per share of the registrant’s Class A common stock as reported on the Nasdaq Global Market on June 30, 2024. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

As of February 17, 2025, there were 42,957,026 shares of our Class A common stock and 31,088,085 shares of our Class B common stock, each with a par value of $0.0001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for its 2025 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K.

PART I

Item 1. Business.

Overview

Appian Corporation (together with its subsidiaries, “Appian,” “the Company,” “we,” or “our”) is The Process Company. We deliver a software platform that helps organizations run better processes that reduce costs, improve customer experiences, and gain a strategic edge. Committed to client success, we serve many of the world’s largest companies across industries.

We believe processes define each organization. Processes are how they operate, deliver value, and interact with their customers. Nothing is more transformative for an organization than improving their processes. Appian has both the platform and the expertise to enable enterprise transformation.

The Appian Platform

Appian is a leading platform for process orchestration, automation, and intelligence. Our unified platform provides everything an organization needs to design, automate, and optimize critical processes. It enables continuous adaptation, allowing organizations to thrive in changing environments.

Core Capabilities

Appian provides capabilities to tackle any process challenge. Appian tightly integrates data fabric; robotic process automation, or RPA; intelligent document processing, or IDP; generative artificial intelligence, or generative AI; artificial intelligence agents, or AI agents; low-code design; application programming interfaces, or APIs; business rules; and process intelligence capabilities in a single platform. These capabilities are unified and scalable, meeting enterprise demands and easy to change as requirements evolve.

•Process Orchestration: The Appian platform coordinates tasks between AI, automation, and humans to ensure processes run efficiently and intelligently. RPA enables customers to build bots with low-code to automate repetitive manual tasks. Appian AI agents extract data, process documents, and initiate processes at scale. API integration easily connects systems with low-code design tools and hundreds of prebuilt connections.
•Data Fabric: Appian’s data fabric is an integrated data layer that unifies data across systems without requiring companies to migrate their data. Appian empowers users to explore data in real-time, build reports, and get AI-powered insights for smarter decision-making. Our patented data fabric technology supports both analytical and transactional workloads, which allows users to build applications that create and update enterprise data. It also includes row-level security rules to enforce access controls at every level. Our data fabric functionality powers and secures our AI offering.
•Process Intelligence: Process intelligence allows users to gain deep insights into process performance through Appian’s Process HQ. It also preps data for process mining with just a few clicks, even across multiple sources. Companies can use AI to monitor processes, identify issues, and get intelligent recommendations for optimization.
•Artificial Intelligence: We believe the key to unlocking AI’s full potential is embedding it inside a business process. Process is where business happens. It’s where companies make decisions, save and spend money, serve customers, and scale business operations. When AI operates within processes, it gains purpose, governance, and accountability—all essential to delivering value from AI. Appian can embed AI into every process, which gives AI the context and actions it needs to accelerate outcomes for the enterprise.

Appian delivers six key benefits with our “AI in process” approach:

1.Process makes AI easy. Deploying AI in isolated projects is complex and costly. By embedding AI within a process, enterprises can easily access valuable AI capabilities when and where they need them.
2.Process gives AI structure. AI is only as useful as the structure surrounding it. A process gives AI defined goals in a structured flow of work. AI can work alongside humans and automation tools, escalating issues so humans always maintain oversight and control.
3.Process gives AI data. AI is nothing without data. But most enterprises struggle to feed AI complete data from across systems, while still ensuring privacy and maintaining access privileges. By integrating AI into processes, enterprises ensure AI receives quality, real-time data from all systems. Organizations can enforce privacy controls to prevent unauthorized access and optimize data governance to comply with regulations (such as GDPR, HIPAA, etc.).
4.Process makes AI safe. AI is powerful, but no one wants to give AI free reign over their enterprises. Processes provide crucial safety mechanisms, including human approval steps for high-risk actions and escalation paths to ensure AI errors don’t cause harm. Additionally, activity logs make auditing and compliance simple for organizations with strict regulatory requirements.
5.Process makes AI measurable. For many enterprises, AI is a black box, which can’t be measured for impact. Appian processes track every AI action, allowing organizations to measure performance, identify bottlenecks, and optimize outcomes.
6.Process makes AI enterprise-grade. A process provides the necessary infrastructure to scale AI use. The right tooling puts AI to work with security certifications, enterprise scalability, and other capabilities such as process orchestration, automation, and intelligence. Processes take AI from a collection of disconnected pilots to an enterprise-wide capability.

Appian’s unified approach delivers all the capabilities leading organizations need to orchestrate their     business processes in one place. It empowers enterprises to transform their processes and improve business outcomes.

Committed to Customer Success

At Appian, we do more than deliver a platform; we are invested in our customers’ success. Our Customer Success team partners with enterprises every step of the way. From strategic guidance to hands-on support, we strive to ensure their process transformation delivers measurable, lasting value. The world’s most innovative organizations trust Appian to solve their critical process challenges, achieve operational excellence, and drive sustainable growth. With Appian, we believe businesses are equipped to thrive in a world where process is everything.

Go-to-Market Strategy

Our go-to-market strategy consists of both direct sales and sales through strategic partners. We sell our software almost exclusively as subscriptions. We grow our revenue by adding new customers, increasing the product usage of existing customers, and expanding product usage across new business processes and applications. Our strategic partners work with organizations undergoing digital transformation projects, and when they recognize an opportunity for our platform, they often introduce us to potential customers.

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
•Grow revenue from key industry verticals. While our platform is industry-agnostic, we continue to make investments to enhance the expertise of our sales and marketing organization within our key industry verticals of financial services, government, life sciences, and insurance. In 2024, we generated over 77% of our subscriptions revenue from customers in these verticals. We believe focusing on the digital transformation needs of organizations within these industry verticals helps drive adoption of our platform.
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
•Offer industry solutions to accelerate customer usage. Our platform enables our customers to build applications quickly. We, along with our partners, offer pre-built solutions in certain of our key industries such as financial services, government, and insurance to give our customers an even faster start. Every Appian solution is built on our platform and designed to be standardized, upgradeable, and compatible with each other.
•Expand our international footprint. Our platform is designed to be natively multilingual to facilitate collaboration and address challenges in multinational organizations. Appian Cloud meets the data residency requirements of our global customers by operating in 16 countries across 36 regions and 114 availability zones. In 2024, 37% of our total revenue was generated from customers outside of the United States. We believe we have a significant opportunity to continue to grow our international footprint. We are investing in new geographies through direct and indirect sales channels, professional services and customer support, and implementation partners.
•Leverage our partner base. We have a number of strategic partnerships with companies, including Accenture, Capgemini, Deloitte, EY, KPMG, PwC, and TCS. These partners work with organizations undergoing digital transformation projects. When they recognize an opportunity for our platform, they introduce us to potential customers. Additionally, they often go to market with their own pre-built solutions using our platform, delivering software license revenue to Appian. We intend to further leverage our base of partners to provide broader customer coverage and solution delivery capabilities.

Human Capital Resources and Management

Employees, Culture, and Labor Relations

Our distinct culture of innovation is an important contributor to our success as a company. We promote an inclusive environment where our employees can contribute their unique perspectives to help create transformative solutions for our customers. Our culture was purposefully cultivated by our four founders, who are still heavily involved in operating our business, including recruiting, interviewing, and educating new employees at Appian. Led by Matt Calkins, Founder and Chief Executive Officer, we have grown our business organically by employing a unified team to maximize the cohesion and simplicity of our platform and our company.

As of December 31, 2024, we had a total global workforce of 2,033 employees, 1,339 of which were based in the United States. None of our U.S. employees are covered by collective bargaining agreements. We believe our employee relations are good, and we have not experienced any work stoppages. Additionally, we are subject to, and comply with, local labor law requirements in all countries in which we operate.

Excellence and Intensity

We have two foundational values, the most important qualities that an Appian person must have: Excellence and Intensity. Every hiring decision, every promotion, and every public commendation is based on these values. Excellence means we have high standards, and we live up to them. Everything Appian does is done well. Intensity means we’re all-in. We’re ambitious. We bring our full self to work and our full commitment. We care about the outcome. We take the results of our work personally. We assert ourselves. We hold people to account, even if it’s uncomfortable, because we take pride in our team’s work. Raising the bar is part of being a leader at Appian.

Belonging

We respect all people. We believe diverse ideas and an inclusive environment are paramount to our continued success. We also believe our individual experiences and knowledge enable us to learn from one another and discover creative solutions. We sponsor a number of affinity groups, initiated by employees, that aim to build stronger internal and external networks and partnerships, create a positive lasting impact through social and educational outreach, and create development opportunities for future leaders.

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

Sales and Marketing

Our sales and marketing teams work together closely to market and sell our software platform and services. We sell to enterprises across a range of industries, including government, financial services, insurance, and life sciences. Our sales organization includes enterprise account executives, solution consultants, and customer success representatives and is supported by a robust partner ecosystem of global systems integrators, technology partners, and resellers. We are dedicated to the success of Appian customers, investing in robust post-sales customer success initiatives to ensure adoption, satisfaction, and expanded use over time.

To drive awareness and adoption of our platform, we execute a comprehensive marketing strategy that includes digital marketing, customer advocacy programs, industry analyst and press relations, thought leadership initiatives, digital events, industry conferences, tradeshows, and regional events. Our flagship annual event, Appian World, brings together customers, partners, and industry leaders to showcase innovations, share best practices, and highlight the business impact of Appian. Additionally, we engage with our developer community through our Appian Community as well as hackathons, user groups, and technical education programs designed to accelerate application development and foster platform expertise.

Facilities

As of December 31, 2024, we lease our headquarters office in McLean, Virginia, and we also have five leased offices in cities outside the United States. In addition to our leased offices, we occupied nine flexible workspaces. Our use of flexible workspaces is dependent upon our current business needs. We believe our facilities are adequate to meet our ongoing needs, including substantial rights to expand within certain properties we lease. If we require additional space in the future, we believe we will be able to obtain additional facilities on commercially reasonable terms.

Seasonality

We have historically experienced seasonality in terms of when we enter into agreements with customers. See “Seasonality - Management Discussion and Analysis Financial Condition and Results of Operations” for a discussion of the seasonality of our business.

Our Customers

Our customers operate in various industries, including financial services, government, life sciences, insurance, manufacturing, energy, healthcare, telecommunications, and transportation. As of December 31, 2024, we had over 1,000 customers. Generally, our sales team targets its efforts to organizations with over 2,000 employees and $2 billion in annual revenue. The number of customers paying us in excess of $1 million of annual recurring revenue has grown from 110 at the end of 2023 to 126 at the end of 2024. No single end customer accounted for more than 10% of our total revenue in 2024, 2023, or 2022.

Our Competition

Our main competitors fall into four categories: (1) providers of custom software solutions that address, or are developed to address, some of the use cases that applications developed on our platform target; (2) providers of low-code development platforms; (3) providers of one or more automation technologies, including business process management, case management, process mining, and robotic process automation; and (4) potential customers using their own internal technology departments to develop, build, and modify their own proprietary systems.

As our market grows, we expect it will attract more highly specialized vendors as well as larger vendors that may continue to acquire or bundle their products more effectively. The principal competitive factors in our market include:

•Platform features, reliability, performance, and effectiveness;
•Ease of use and speed;
•Data Fabric;
•AI;
•Platform extensibility and ability to integrate with other technology infrastructures;
•Deployment flexibility;
•Robustness of professional services and customer support;
•Price and total cost of ownership;
•Strength of platform security and adherence to industry standards and certifications;
•Strength of sales and marketing efforts; and
•Brand awareness and reputation.

We believe we generally compete favorably with our peer group with respect to the features, security, and performance of our platform, the ease of integration of our applications, and the relatively low total cost of ownership of our applications. We feel this is validated by the fact Gartner ranked Appian #1 for the use case of Complex Internal Applications in the 2024 Gartner® Critical Capabilities for Enterprise Low-Code Application

Platforms (LCAP) as well as positioned Appian as a Leader in the 2024 Gartner Magic Quadrant™ for Enterprise LCAP.1

Intellectual Property

Our success depends in part upon our ability to protect our core technology and intellectual property. We rely on patents, trademarks, copyrights, trade secret laws, confidentiality procedures, and employee disclosure and invention assignment agreements to protect our intellectual property rights.

As of December 31, 2024, we had 21 granted patents and 20 patents pending related to our platform and its technology. None of our issued patents expire before 2034. We cannot provide complete assurance that any of our patent applications will result in the issuance of a patent or that the examination process will not require us to narrow our claims. Any patents we may be issued may be contested, circumvented, found unenforceable, or invalidated, and we may not be able to prevent third parties from infringing them. We also license software from third parties for integration into our products, including open source software and other software available on commercially reasonable terms. We control access to and use of our proprietary software and other confidential information through the use of internal and external controls, including contractual protections with employees, contractors, end customers, and partners, and our software is protected by U.S. and international copyright and trade secret laws.

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

1 Gartner, Magic Quadrant for Enterprise Low-Code Application Platforms 16 October 2024, Oleksandr Matvitskyy, Kyle Davis, Akash Jain

Gartner, Critical Capabilities for Enterprise Low-Code Application Platforms 21 October 2024, Akash Jain, Kyle Davis, Oleksandr Matvitskyy

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

GARTNER is a registered trademark and service mark of Gartner, Inc. and/or its affiliates in the U.S. and internationally, and MAGIC QUADRANT is a registered trademark of Gartner, Inc. and/or its affiliates and are used herein with permission. All rights reserved.

The Gartner content described herein (the “Gartner Content”) represents research opinion or viewpoints published, as part of a syndicated subscription service, by Gartner, Inc. ("Gartner"), and is not a representation of fact. Gartner Content speaks as of its original publication date (and not as of the date of this 10-K), and the opinions expressed in the Gartner Content are subject to change without notice.

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
•Our recent corporate growth may not be indicative of our future growth and, if we continue to grow, we may not be able to manage our growth effectively.
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
•A portion of our revenue is generated from subscriptions sold to governmental entities and heavily regulated organizations, which are subject to a number of challenges and risks.
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

We have experienced revenue growth with revenue of $617.0 million, $545.4 million, and $468.0 million in 2024, 2023, and 2022, respectively. Although we have experienced rapid revenue growth historically, we may not continue to grow as rapidly in the future, and our revenue growth rates may decline. Any success we may experience in the future will depend in large part on our ability to, among other things:

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
•The market for process automation solutions not continuing to grow or growing more slowly than we expect;
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

Market adoption of process automation platforms to drive process automation may not grow as we expect, which may harm our business and prospects.

We believe our future success will depend in large part on growth in the demand for process automation platforms to drive software-enabled process automation. It is difficult to predict customer demand for our platform, renewal rates, the rate at which existing customers expand their subscriptions, the size and growth rate of the market for our platform, the entry of competitive products, or the success of existing competitive products. Any expansion in our addressable market depends on a number of factors, including businesses continuing to desire to differentiate themselves through software-enabled process automation, increasing their reliance on process automation solutions, changes in the competitive landscape, technological changes, including due to advancements in AI, budgetary constraints of our customers, and changes in economic conditions. If our platform does not achieve widespread adoption or there is a reduction in demand for process automation solutions caused by these factors, it could result in reduced customer purchases, reduced renewal rates, and decreased revenue, any of which will adversely affect our business, operating results, and financial condition.

We currently face significant competition.

The markets for process automation platforms, business process management, case management software, and custom software are highly competitive, rapidly evolving, and have relatively low barriers to entry. The principal competitive factors in our market include the following: platform features, reliability, performance, and effectiveness; ease of use and speed; data fabric; utilization of AI; platform extensibility and ability to integrate with other technology infrastructures; deployment flexibility; robustness of professional services and customer support; price and total cost of ownership; strength of platform security and adherence to industry standards and certifications; strength of sales and marketing efforts; and brand awareness and reputation. If we fail to compete effectively with respect to any of these competitive factors, we may fail to attract new customers or lose or fail to renew existing customers, which would cause our operating results to suffer.

Our main competitors fall into four categories: (1) providers of custom software and customer software solutions that address, or are developed to address, some of the use cases that can be addressed by applications developed on our platform; (2) providers of low-code development platforms; and (3) providers of one or more automation technologies, including BPM, case management, process mining, and RPA and (4) potential customers using their own internal technology departments to develop, build, and modify their own proprietary systems.

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

Our recent corporate growth may not be indicative of our future growth and, if we continue to grow, we may not be able to manage our growth effectively.

We have focused on scaling our operations and headcount to ensure they remain in line with our growth plan and the size of our customer base, which we have significantly increased over the last several years. While we have expanded our operations and headcount in prior periods, such measures are not indicative of our future growth, and are subject to reversal in the other direction, as we have done at various times in the past. Our growth has placed, and any future growth will place, a significant strain on our management, administrative, operational, and financial infrastructure. Our success will depend in part on our ability to manage this growth effectively, and we will need to continue to improve our operational, financial, and management controls and our reporting systems and procedures. Failure to effectively manage our growth could result in difficulty or delays in deploying our platform to customers, decreased efficiency, declines in quality or customer satisfaction, increases in costs, difficulties in introducing new features, or other operational difficulties. Any of these difficulties could adversely impact our business performance and results of operations.

If our security measures are actually or perceived to have been breached, or if unauthorized access to our platform or customer data occurs, our platform may be perceived as not being secure, and customers may reduce the use of or stop using our platform, and we may incur significant liabilities.

Our platform, which can be deployed in the cloud or on-premises, allows for the storage and transmission of our customers’ proprietary or confidential information, which may include trade secrets, personally identifiable information, personal health information, and payment card information. Any actual or perceived unauthorized access to, or security incidents affecting, our platform or the information stored on or transmitted by our platform, including through unauthorized and/or malicious activity by one of our employees, could result in the loss of information, litigation, regulatory investigations, penalties, indemnity obligations and other costs, expenses, and liabilities, which could exceed our existing insurance coverage and could result in a substantial financial loss. While we have security measures in place designed to protect customer information and prevent data loss and other security breaches, there can be no assurance these measures will be completely effective in protecting against malicious unauthorized access to our platform or our customers’ information. Similarly, if cyber incidents such as phishing attacks, viruses, denial of service attacks, supply chain attacks, malware installation, ransomware attacks, server malfunction, software or hardware failures, loss of data or other computer assets, adware, or other similar issues impair the integrity or availability of our systems by affecting our data or reducing access to or shutting down one or more of our computing systems or our IT network, we may be subject to negative treatment by our customers, our business partners, the press, and the public at large. Further, even though we have security measures in place that are tested and verified by third parties, because the techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Additionally, we may be subject to attacks on our networks or systems or attempts to gain unauthorized access to our proprietary or confidential information or other data we or our vendors maintain, such as data about our employees. Such attacks and other breaches of security may occur as a result of malicious attacks, human error, social engineering, or other causes. Any of the foregoing risks may be heightened by our use of AI, and the use of AI may enhance the effectiveness of any of the foregoing threat actors or their attempts to gain unauthorized access to our platform or our customers’ confidential, proprietary, or personal information. Any actual or perceived breach of our security measures or failure to adequately protect our customers’ or our confidential, proprietary, or personal information could negatively affect our ability to attract new customers, cause existing customers to elect not to renew their subscriptions to our software, or result in reputational damage, any of which could adversely affect our operating results.

Further, security compromises experienced by our customers with respect to data hosted on our platform, even if caused by the customer’s own misuse or negligence, may lead to public disclosures, which could harm our reputation, erode customer confidence in the effectiveness of our security measures, negatively impact our ability to attract new customers, or cause existing customers to elect not to renew their subscriptions with us. We may be subjected to indemnity demands, regulatory proceedings, audits, penalties, or litigation based on our customers’ misuse of our platform with respect to such sensitive information. Defending against such litigation and otherwise addressing such matters may be expensive, cause distraction, and may result in us incurring liability, all of which may affect our operating results.

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

Our customer base is concentrated. For example, during the years ended December 31, 2024, 2023, and 2022, revenue from U.S. federal government agencies represented 23.9%, 21.3%, and 19.2% of our total revenue, respectively, and the top three U.S. federal government customers generated 4.0%, 4.2%, and 4.5% of our total revenue for the years ended December 31, 2024, 2023, and 2022, respectively. Changes in the administration and their priorities may impact public sector budgets and funding for federal government agencies. Further, nearly 12% of our subscription customers spent more than $1 million on our software in 2024. If we were to lose one or more of our significant customers and we were unable to recover the revenue from that customer from other customers, our revenue would significantly decline. In addition, revenue from significant customers may vary from period to period depending on the timing of renewing existing agreements or entering into new agreements. The loss of one or more of our significant customers could materially and adversely affect our business, results of operations, and financial condition.

A portion of our revenue is generated from subscriptions sold to governmental entities and heavily regulated organizations, which are subject to a number of challenges and risks.

A significant portion of our revenue is generated from subscriptions sold to governmental entities, both in the United States and internationally. Additionally, many of our current and prospective customers such as those in the financial services, life sciences, insurance, and healthcare industries are highly regulated and may be required to comply with more stringent regulations in connection with subscribing to and implementing our platform. Selling subscriptions to these entities can be highly competitive, expensive, and time-consuming, often requiring significant upfront time and expense without any assurance we will successfully complete a sale. In addition, if our software or personnel do not meet the standards of new or existing regulations, we may be in breach of our contracts with our customers, allowing them to terminate their agreements.

Governmental demand and payment for our platform may also be impacted by public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our platform. In addition, changes in the administration and their priorities could also affect public sector budgets and funding. The United States has previously experienced lapses in federal appropriations, and any such future lapses could negatively affect our business, results of operations, and financial condition. In addition, governmental and highly regulated entities impose compliance requirements that are complicated, make pricing readily available, subject continued business to unpredictable competitive processes, or are otherwise time-consuming and expensive to satisfy. In the United States, applicable federal contracting regulations change frequently, and the President may issue executive orders requiring federal contractors to adhere to new compliance requirements after a contract is signed. If we commit to meeting special standards or requirements and do not meet them, we could be subject to significant liability from our customers or regulators. Even if we do meet these special standards or requirements, the additional costs associated with providing our platform to government and highly regulated customers could harm our operating results. Moreover, changes in the underlying statutory and regulatory conditions that affect these types of customers could compromise our ability to efficiently provide them access to our platform and to grow or maintain our customer base. In addition, engaging in sales activities to foreign governments introduces additional compliance risks specific to the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, and other similar statutory requirements prohibiting bribery and corruption in the jurisdictions in which we operate.

We have experienced losses in the past, and we may not achieve or sustain profitability in the future.

We generated GAAP net losses of $92.3 million, $111.4 million, and $150.9 million in 2024, 2023, and 2022, respectively. As of December 31, 2024, we had an accumulated deficit of $612.2 million. We will need to generate and sustain increased revenue levels in future periods in order to achieve or sustain profitability in the future. We also expect our costs to increase in future periods, which could negatively affect our future operating results if our revenue does not increase commensurately. For example, we intend to continue to expend funds to expand our sales and marketing operations, develop and enhance our platform, and expand into new markets. Our efforts to grow our business may be more costly than we expect, and we may not be able to increase our revenue enough to offset our higher operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described in this Annual Report on Form 10-K, unforeseen expenses, difficulties, complications or delays, and other unknown events. If we are unable to achieve and sustain profitability, our stock price may significantly decrease.

AI is a disruptive set of technologies that may affect the markets for our software dramatically and in unpredictable ways.

The emerging technologies described as AI, which include machine learning, application of large language models, generative AI, and similar means of algorithm self-generation have the ability to affect the market for our software by directing what are now human-orchestrated processes into machine-orchestrated processes. In recent years, AI technologies have been the subject of great interest to our customers and to followers of our markets, and these technologies have been showcased and subject to substantial interest among our customer base. Should we either fail to adopt or integrate with emerging AI technologies that show benefits to our customers or AI technologies for code generation or application development reduce the demand for our process automation platform, we could struggle to continue to grow our business or lose business with existing customers to such technologies.

We have incorporated, and may continue to incorporate, AI in our products and services, and this incorporation of AI in our business and operations may become more significant over time. The use of generative AI, a technology that has evolved significantly over the years, exposes us to additional risks such as damage to our reputation, competitive position, business, legal, and regulatory risks, and additional costs. For example, generative AI has been known to produce false or “hallucinatory” inferences or output, and certain generative AI uses machine learning and predictive analytics, which can create inaccurate, incomplete, or misleading content, unintended biases, and other discriminatory or unexpected results, errors, or inadequacies, any of which may not be easily detectable by us or any of our related service providers. While we make efforts to implement and use AI products and services to improve the accuracy and reduce the chances of hallucinatory outputs, we cannot completely eliminate the chances of inaccurate or false outputs. Moreover, given we rely on third party providers for underlying large language model technology, as do many others in the software industry, we do not have full access to the underlying software code to address such issues. If the content, analyses, or recommendations produced by any of our products or services that use or incorporate generative AI are, or are perceived to be, deficient, inaccurate, biased, unethical or otherwise flawed, our reputation, competitive position and business may be materially and adversely affected.

In addition, new laws and regulations, or the interpretation of existing laws and regulations, in any of the jurisdictions we operate may affect our ability to leverage AI in any of our products and services and may expose us to government enforcement or civil suits. As the legal and regulatory framework encompassing AI matures, it may result in increases in our operational and development expenses that impact our ability to develop, earn revenue from, or utilize any products or services incorporating AI. Additionally, if any of our employees, contractors, vendors or service providers use any third-party software incorporating AI in connection with our business or the services they provide to us, it may lead to the inadvertent disclosure or incorporation of our confidential, sensitive or proprietary information into publicly available training sets which may impact our ability to realize the benefit of, or adequately maintain, protect and enforce our intellectual property or sensitive or confidential information, harming our competitive position and business. Our ability to mitigate risks associated with disclosure of our proprietary, sensitive or confidential information, including in connection with the use of AI, will depend on our implementation, maintenance, monitoring and enforcement of appropriate technical and administrative safeguards, policies, and procedures governing the use of AI in our business. In the U.S., a number of civil lawsuits have been initiated related to the foregoing and other concerns, any of which may, amongst other things, require us to limit the ways in which AI tools and technologies are trained, refined or implemented, and may affect our ability to develop products or services using or incorporating AI.

Furthermore, our competitors, customers, or other third parties may incorporate AI into their products more quickly or more successfully than us, which could impair our ability to compete effectively. Given we rely on third party providers for underlying large language model technology, our ability to differentiate our AI offerings from our competitors could be limited. Further, to the extent other, larger technology companies with greater resources and market power gain exclusive or advantageous access to large language model providers, our ability to offer competing AI services could be negatively impacted. The increasing use of generative AI by third parties may also negatively impact the integrity of our own proprietary data, data sets, and content databases if and to the extent any invalid, inaccurate, biased, or otherwise flawed data produced by any such AI systems may inadvertently be incorporated in our proprietary data, data sets, or content databases, negatively affecting our reputation, and the value of our proprietary data, data sets, or content databases. As generative AI and other AI tools are relatively new, sophisticated, and evolving quickly, we cannot predict all of the risks that may arise from our current or future use of AI in our business. Any of the foregoing and any similar issues, whether actual or perceived, could negatively impact our customers’ experience and diminish the perceived quality and value of our products and services. This in turn could damage our brand, reputation, competitive position, and business.

Regulatory and legislative developments related to the use of AI could adversely affect our use of such technologies in our products, services, and business.

As the regulatory framework for machine learning technology, generative AI and automated decision making evolves, our business, financial condition and results of operations may be adversely affected. The regulatory framework for AI and similar technologies, and automated decision making, is changing rapidly. It is possible that new laws and regulations will be adopted in the United States and in non-U.S. jurisdictions, or that existing laws and regulations may be interpreted in ways that would affect the operation of our business, including our data analytics products and services and the way in which we use AI and similar technologies in our business. For example, the European Union’s proposed Artificial Intelligence Act will likely have a material impact on the way AI is regulated in the EU, including significant fines for violations related to offering prohibited AI systems or data governance, high-risk AI systems and for supplying incorrect, incomplete, or misleading information to EU and member-state authorities.

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
•Variations in the revenue mix of our professional services and growth rates of our cloud subscription and professional services offerings, as well as the timing of subscriptions and sales offerings that include an on-premises software element for which the revenue allocated to that deliverable is recognized upfront;
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
•Changes in customers’ budgets;
•Changes in the administration and their priorities in terms of public sector budgets and funding;
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

We have provided, and may continue to provide, guidance about our business, future operating results, and other business metrics. In developing this guidance, our management must make certain assumptions and judgments about our future performance. Furthermore, analysts and investors may develop and publish their own projections of our business, which may form a consensus about our future performance. Our business results may vary significantly from such guidance or consensus due to a number of factors, many of which are outside of our control, including due to global economic uncertainty and financial market conditions which could adversely affect our operations and operating results. Furthermore, if our publicly announced guidance of future operating results fails to meet our previously announced guidance or the expectations of securities analysts, investors, or other interested parties, the price of our common stock would decline.

We rely on the performance of highly skilled personnel, including senior management and our engineering, professional services, sales, and technology professionals; if we are unable to retain or motivate key personnel or hire, retain, and motivate qualified personnel, our business would be harmed.

We believe our success has depended, and continues to depend, on the efforts and talents of our senior management team, particularly Matt Calkins, our founder and Chief Executive Officer, and our highly skilled team members, including our sales personnel, professional services personnel, cloud engineering and support personnel, and software engineers. We do not maintain key person insurance on any of our executive officers or key employees. From time to time, there have been, and may continue to be, changes in our senior management team resulting from the termination or departure of our executive officers and key employees. Our senior management and key employees are employed on an at-will basis, which means they could terminate their employment with us at any time.

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

Our ability to successfully pursue our growth strategy also depends on our ability to attract, motivate, and retain our personnel. Competition for highly-qualified employees in all aspects of our business is intense. As a result of the COVID-19 pandemic, many more employers allowed remote work, which resulted in the market for employee talent becoming more national and some employees preferring remote work. As we have chosen to return to office-based work over time to benefit from the better culture and productivity we believe in-office work affords, we may not be able to attract and retain employees who would choose to work remotely, while we also still face hiring competition from companies with remote-based workforces who can hire without respect to office location. Our continued ability to compete effectively depends on our ability to attract new employees and to retain and motivate existing employees.

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

The market for our platform is still evolving, and competitive dynamics may cause pricing levels to change as the market matures and as existing and new market participants introduce new types of solutions and different approaches to enable customers to address their needs. As a result, we may be forced to reduce the prices we charge for software and may be required to offer terms less favorable to us for new and renewing agreements. We generally sell our software on a per-user basis or through non-user-based single application licenses. We have changed, and expect we will continue to need to change, our pricing model from time to time. As competitors introduce new products that compete with ours or reduce their prices, we may be unable to attract new customers or retain existing customers based on our historical pricing. We also must determine the appropriate price to enable us to compete effectively internationally. Moreover, mid- to large-size enterprises may demand substantial price discounts as part of the negotiation of sales contracts. As a result, we may be required or choose to reduce our prices or change our pricing model, which could adversely affect our business, operating results, and financial condition.

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

We derive, and expect to increasingly derive in the future, a substantial portion of our revenue from the sale of software subscriptions. For 2024, 2023, and 2022, approximately 79.5%, 75.6%, and 72.7%, respectively, of our total revenue was subscriptions revenue. In order for us to improve our operating results, it is important our customers renew their subscriptions with us when their initial term expires as well as purchase additional subscriptions from us. In general, our customers have no renewal obligation after their initial term expires, and we cannot provide assurance we will be able to renew subscriptions with any of our customers at the same or higher contract value.

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

We outsource substantially all of the infrastructure relating to our cloud offering to AWS, which hosts our platform on our customers’ behalf. Customers of our cloud offering need to be able to access our platform at any time, without interruption or degradation of performance, and we provide them with service level commitments with respect to uptime. AWS runs its own platform we access; therefore, we are vulnerable to service interruptions at AWS. We may experience material interruptions, delays, and outages in service and availability from time to time as a result of problems with our AWS provided infrastructure, which could render our cloud offering inaccessible to customers. Additionally, AWS has suffered outages at specific customer locations in the past, rendering the customer unable to access our offering for periods of time. Lack of availability of our AWS infrastructure could be due to a number of potential causes including technical failures, natural disasters, fraud, or security attacks we cannot predict or prevent. Such outages could lead to the triggering of our service level agreements and the issuance of credits to our cloud offering customers, which may impact our operating results.

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

In order to grow our business, we anticipate we will continue to depend on relationships with strategic partners to provide broader customer coverage and solution delivery capabilities. Identifying partners, and negotiating and documenting relationships with them, requires significant time and resources. Our agreements with our strategic partners are non-exclusive and do not prohibit them from working with our competitors or offering competing solutions. Our competitors may be effective in providing incentives to third parties to favor their products or services or to prevent or reduce subscriptions to our services. If our partners choose to place greater emphasis on products of their own or those offered by our competitors or do not effectively market and sell our platform, our ability to grow our business and sell software and professional services may be adversely affected. In addition, acquisitions of our partners by our competitors could result in a decrease in the number of our current and potential customers as our partners may no longer facilitate the adoption of our platform by potential customers.

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

A component of our growth strategy involves the further expansion of our operations and customer base internationally. In 2024, 2023, and 2022, revenue generated from customers outside the United States was 36.6%, 35.8%, and 33.5%, respectively, of our total revenue. We currently operate in Canada, Switzerland, the United Kingdom, France, Germany, the Netherlands, Italy, Australia, Spain, Singapore, Sweden, Japan, Mexico, India, and Portugal and sell through resellers into many additional countries. In the future, we may expand to other international locations. Our current international operations and future initiatives will involve a variety of risks, including:

•Changes in a specific country’s or region’s political or economic conditions;
•Unexpected changes in regulatory requirements, taxes, tariffs, or trade laws;
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

We are seeking to reinstate a substantial judgment against our competitor, Pegasystems, for willful and malicious trade secret misappropriation, and elements of our ability to reinstate and ultimately obtain payment with respect to that judgment are subject to risk.

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

On September 15, 2022, Pegasystems filed a notice of appeal to the Court of Appeals of Virginia. On July 30, 2024, the Court of Appeals of Virginia issued a decision reversing the judgment against Pegasystems and remanding for a new trial. On August 29, 2024, Appian submitted a petition to the Supreme Court of Virginia seeking to reverse the Court of Appeals decision and reinstate the full judgment against Pegasystems. Pegasystems filed an opposition to the petition and cross-issues for appeal on October 21, 2024. Appian’s petition was heard on February 11, 2025. While we are seeking to reinstate the judgment in full or proceed to a remanded re-trial if necessary, we cannot guarantee the outcome of any legal proceedings.

In September 2023, we obtained a judgment preservation insurance policy that would pay us up to $500.0 million in coverage to the extent the final judgment were reversed or reduced after all appeals and further litigation are exhausted. While we believe strongly the final judgment should be reinstated by the Virginia Supreme Court, we cannot guarantee it will be reinstated in its entirety or in part. In addition, while Pegasystems has made public assurances it could raise the funds necessary to pay the judgment, it does not currently have the cash necessary to satisfy the full amount of the final judgment, and we would be at risk of having to collect a substantial judgment as a creditor if Pegasystems is unable to raise the necessary funds when and if the final judgment becomes enforceable. Finally, as with any insurance policy, our ability to collect judgment preservation insurance proceeds is subject to the financial soundness of the insurers underwriting our policy, as well as any denial of coverage under the policy. While we have not included any payment from Pegasystems or insurance proceeds in our financial statements or operational planning, any failure to collect on all or a portion of the judgment or the insurance proceeds may be viewed negatively and our stock price could decline.

We maintain cash deposits in excess of federally insured limits. Adverse developments affecting financial institutions, including bank failures, could adversely affect our liquidity and financial performance.

We regularly maintain domestic cash deposits in banks insured by the Federal Deposit Insurance Corporation, or the FDIC, that exceed the FDIC insurance limits. Bank failures, events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, or concerns or rumors about such events, may lead to liquidity constraints. For example, on March 10, 2023, Silicon Valley Bank, or SVB, was closed by the California Department of Financial Protection and Innovation, and the FDIC was appointed receiver. If other banks and financial institutions enter receivership or become insolvent in the future due to financial conditions affecting the banking system and financial markets, our ability to access our cash, cash equivalents, and investments, including transferring funds, making payments, or receiving funds may be threatened and could have a material adverse effect on our business and financial condition. There can be no assurance our deposits in excess of the FDIC or other comparable insurance limits will be backstopped by the U.S. government or that any bank or financial institution with which we do business will be able to obtain needed liquidity from other banks, government institutions, or by acquisition in the event of a failure or liquidity crisis.

Pursuant to the terms of our outstanding indebtedness, we may be limited in our ability to incur future debt.

We have a Senior Secured Credit Facilities Credit Agreement (as amended from time to time, the “Credit Agreement”) with First Citizens Bank & Trust Company, as administrative agent and collateral agent for the lenders thereto, which as of December 31, 2024, provides for a five-year term loan facility in an aggregate principal amount of $200.0 million and up to $100.0 million for a revolving credit facility, including a letter of credit sub-facility in the aggregate availability amount of $20.0 million and a swingline sub-facility in the aggregate availability amount of $10.0 million (as a sublimit of the revolving loan facility). Our obligations under the Credit Agreement are secured by substantially all of our assets.

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

In the past we have chosen and may continue to choose, to expand by acquiring businesses or technologies. Our ability as an organization to successfully acquire and integrate technologies or businesses is unproven. Acquisitions involve many risks, including the following:

•An acquisition may negatively affect our financial results because it may require us to incur charges or assume substantial debt or other liabilities, cause adverse tax consequences or unfavorable accounting treatment, expose us to claims and disputes by third parties, including intellectual property claims and disputes, or not generate sufficient financial return to offset additional costs and expenses related to the acquisition;
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

In the United States, these include rules and regulations promulgated under the authority of the Federal Trade Commission, the Electronic Communications Privacy Act, the Computer Fraud and Abuse Act, the Health Insurance Portability and Accountability Act of 1996, the Gramm Leach Bliley Act, the California Consumer Privacy Act (as modified by the California Privacy Rights Act), or the CCPA, and other state laws relating to privacy and data security. The CCPA contains detailed requirements regarding collecting and processing personal information, imposes certain limitations on how such information may be used, and provides rights to consumers and employees that have never before been available, all of which may be imposed on us by our customers and oblige us to become more rigorous in how we treat our employees’ data. Further, the CCPA expands consumers’ rights with respect to certain sensitive personal information. Some state laws may be more stringent or broader in scope or offer greater individual rights with respect to confidential, sensitive, and personal information than federal, international, or other state laws, and such laws may differ from each other, which may complicate compliance efforts. New legislation proposed or enacted in various other states will continue to shape the data privacy environment nationally.

Internationally, the GDPR continues to place robust obligations on data processors and controllers and heavier documentation requirements for data protection compliance programs by companies in general. In addition, absent appropriate safeguards or other circumstances, the GDPR generally restricts the transfer of personal data to non-adequate countries and/or organizations outside of the European Economic Area, or EEA, such as India, Australia, Mexico, and non-certified organizations in the United States, which the European Commission does not consider to provide an adequate level of data privacy and security. We are currently certified under the EU-US Data Privacy Framework (“EU-US DPF”). The EU-US DPF requires parties relying upon that legal mechanism to comply with obligations similar to those required under GDPR, such as conducting transfer impact assessments to determine whether additional security measures are necessary to protect the at-issue personal data. Due to potential legal challenges, however, there exists some uncertainty regarding whether the new EU-US DPF will remain a valid mechanism for transfers of personal data out of the EEA.

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

Certain of our customers use our platform to create applications that ensure secure communications given the nature of the content being distributed and associated applicable regulatory requirements. As attitudes towards privacy and data security evolve, governmental and other customers may also require our platform to comply with certain privacy, security, and other certifications and standards that are specialized or industry-specific. Our cloud platform holds various security certifications from government agencies and industry organizations, including the

Federal Risk and Authorization Management Program, or FedRAMP, compliance and HITRUST certification. It also meets the ISO 27001, Payment Card Industry Data Security Standard, or PCI DSS, and the various United States Health Insurance Portability and Accountability Act, or HIPAA, standards. Governments and industry organizations may also adopt new laws, regulations, or requirements or make changes to existing laws or regulations that could impact the demand for, or value of, our applications such as the European Banking Authority's regulations. If we fail to maintain our current security certifications and/or to continue to meet security standards, or if we are unable to adapt our platform to changing legal and regulatory standards or other requirements in a timely manner, our customers may lose confidence in our platform, and our business could be negatively impacted.

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

In addition, the use of the internet as a business tool could be adversely affected due to delays in the development or adoption of new standards and protocols to handle increased demands of internet activity, security, reliability, cost, ease of use, accessibility, and quality of service. The performance of the internet and its acceptance as a business tool have been adversely affected by viruses, worms, and similar malicious programs, along with distributed denial of service and similar attacks. As a result, the internet has experienced a variety of outages and other delays as a result of such damage to or attacks on portions of its infrastructure. If the use of the internet is adversely affected by these issues, demand for our platform could suffer.

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

The United States and other countries maintain and administer export and import laws and regulations, including various economic and trade sanctions such as those administered by the Office of Foreign Assets Control, which apply to our business. We are required to comply with these laws and regulations. If we fail to comply with such laws and regulations, we and certain of our employees could be subject to substantial civil or criminal penalties, including the possible loss of export or import privileges, fines which may be imposed on us and responsible employees or managers, and, in extreme cases, the incarceration of responsible employees or managers.

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

As of December 31, 2024, we had 21 issued patents and 20 pending patent applications related to our platform and its technology. We have registered the “Appian” name and logo in the United States and certain other countries. We have registrations and/or pending applications for additional marks in the United States. We cannot provide assurance any current or future applications for registrations for patent or trademark applications will result in the grant of any valid, enforceable intellectual property rights. Further, we cannot provide assurance any granted patent or trademark will provide the protection we seek, will be valid if challenged, or will be sufficiently broad in actions against alleged infringers. Moreover, any of our granted intellectual property rights may be rendered invalid by future changes in the law, defects in our prosecution processes, or preexisting technology, rights, or marks.

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

Further, our use of AI technologies internally and implemented as part of our platform may expose us to additional risks regarding our intellectual property. To the extent we do not have sufficient rights to use any data or other material or content produced by generative AI in our business, or if we experience cybersecurity incidents in connection with our use of AI, it could adversely affect our reputation and expose us to legal liability or regulatory risk, including with respect to third-party intellectual property, privacy, publicity, contractual, or other rights. Given we rely on third-party providers for underlying large language model technology, and we do not have full knowledge as to the entire set of data on which each underlying third-party AI model was trained on, our ability to mitigate such risks directly is limited. For more information on the legal and regulatory risks associated with the use of AI, please see our risk factors above at “—AI is a disruptive set of technologies that may affect the markets for our software dramatically and in unpredictable ways,” and “—Regulatory and legislative developments related to the use of AI could adversely affect our use of such technologies in our products, services, and business.”

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

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances as provided in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K. The results of these estimates form the basis for making judgments about the amount of revenue. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions in our critical accounting policies, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our Class A common stock.

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

As of December 31, 2024, we had gross U.S. federal and state net operating loss carryforwards, or NOLs, of $287.5 million and $297.5 million, respectively, available to offset future taxable income. NOLs generated in tax years ended on or prior to December 31, 2017 will substantially expire by 2037 if unused. As a result of certain provisions in the Tax Cuts and Jobs Act of 2017, or the TCJA, as modified by the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, federal NOLs generated in tax years beginning after December 31, 2017 may be carried forward indefinitely but, in the case of tax years beginning after 2020, may only be used to offset 80% of our taxable income annually. Under the provisions of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, substantial changes in our ownership may limit the amount of pre-change NOLs that can be utilized annually in the future to offset taxable income. Section 382 of the Internal Revenue Code imposes limitations on a company’s ability to use NOLs if a company experiences a more-than-50-percent ownership change over a three-year testing period. Based upon our analysis as of December 31, 2024, we have determined we do not expect these limitations to impair our ability to use our NOLs prior to expiration. However, if changes in our ownership occur in the future, our ability to use our NOLs may be further limited. For these reasons, we may not be able to utilize a material portion of the NOLs, even if we achieve profitability.

As of December 31, 2024, we also had gross foreign NOLs of $230.1 million, primarily at our Swiss subsidiary, Appian Software International. As of December 31, 2024, we had tax-effected Swiss NOLs of $26.2 million. We also had tax-effected Swiss NOL expirations of $1.0 million in 2024, and some of our foreign NOLs will continue to expire each year if unutilized. If we are limited in our ability to use our NOLs in future years in which we have taxable income, we will pay more taxes than if we were able to fully utilize our NOLs. This could adversely affect our operating results and the market price of our Class A common stock.

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

Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. Given the greater number of votes per share attributed to our Class B common stock, our Class B stockholders collectively beneficially owned shares representing approximately 88% of the voting power of our outstanding capital stock as of December 31, 2024. Further, Mr. Calkins, our founder and Chief Executive Officer, together with his affiliates, collectively beneficially owned shares representing approximately 77% of the voting power of our outstanding capital stock as of December 31, 2024. Consequently, Mr. Calkins, together with his affiliates, is able to control a majority of the voting power even if their stock holdings represent as few as approximately 24% of the outstanding number of shares of our common stock. This concentrated control will limit the ability of others to influence corporate matters for the foreseeable future. For example, Mr. Calkins will be able to control elections of directors, amendments of our certificate of incorporation or bylaws, increases to the number of shares available for issuance under our equity incentive plans or adoption of new equity incentive plans, and approval of any merger or sale of assets for the foreseeable future. This concentrated control could also discourage a potential investor from acquiring our Class A common stock due to the limited voting power of such stock relative to the Class B common stock and might harm the market price of our Class A common stock. In addition, Mr. Calkins has the ability to control the management and major strategic investments of our company as a result of his position as our Chief Executive Officer and his ability to control the election or replacement of our directors. As a board member and officer, Mr. Calkins owes a fiduciary duty to our stockholders and must act in good faith in a manner he reasonably believes to be in the best interests of our stockholders. However, as a stockholder, even a controlling stockholder, Mr. Calkins is entitled to vote his shares, and shares over which he has voting control, in his own interests, which may not always be in the interests of our stockholders generally.

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

Furthermore, we cannot predict the timing, strength, or duration of any economic slowdown or recovery. In addition, even if the overall economy is robust, we cannot provide assurances the market for services such as ours will experience growth or that we will experience growth.

Our stock price has been volatile and may be volatile in the future.

The market price of our Class A common stock has been volatile and may continue to fluctuate substantially as a result of a variety of factors. Since shares of our Class A common stock were sold in our initial public offering, or IPO, in May 2017 at a price of $12.00 per share, our stock price has ranged from an intraday low of $14.60 to an intraday high of $260.00 through February 17, 2025. Factors that may affect the market price of our Class A common stock and our ability to raise capital through the sale of additional equity securities include:

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
•Trading activity by any of our four large stockholders who collectively owned approximately 50% of our publicly traded Class A common stock as of December 31, 2024;
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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Cybersecurity Risk Management

As part of our overall risk management system, we have established certain procedures to assess, identify, and manage material risks from cybersecurity threats. Our cybersecurity risk management system is designed to align with industry best practices, including International Organization for Standardization, or ISO, standards, provide a framework for handling cybersecurity threats and incidents, and facilitate coordination across different departments of our company. As part of this system, we have a formally documented information security management program and conduct regular tabletop exercises that include participation from executive officers. In addition, we engage consultants and other third parties who are experts in the cybersecurity risk management field to review and provide testing services as well as general incident management services. These engagements directly contribute to industry certifications and attestations that demonstrate our dedication to protecting the data that we are entrusted with by customers. Our Governance, Risk, and Compliance team within the information security management program oversees and identifies material cybersecurity risks associated with our use of these third-party service providers through a formal vendor security risk management program.

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

Management Governance Disclosure

Our senior management team, which includes our Chief Information Security Officer, or CISO, is responsible for identifying, assessing, and managing material risks from cybersecurity threats, as well as for establishing processes to ensure such risks are monitored and mitigated, with the CISO taking the lead on such matters. Our CISO, who joined Appian in May 2021, brings over 18 years’ experience in security and compliance initiatives, including experience in the software-as-a-service and platform-as-a-service cloud industries. We have documented the framework and process for when and by whom senior management is informed and when such information will be reported to the other parties in our Incident Response Guide, which is regularly reviewed and updated by the information security team.

Item 2. Properties.

As of December 31, 2024, our corporate headquarters occupies approximately 300,000 square feet in McLean, Virginia under an operating lease that expires in October 2031. Approximately 32,000 square feet of headquarters space is subleased. We also lease space in Australia, Italy, India, Spain, and the United Kingdom under operating lease agreements with various expiration dates through 2028. In addition, we utilize flexible workspaces depending on the occupancy needs in each of the countries we operate in. We believe our facilities are suitable and adequate to meet our needs.

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

Defendant Youyong Zou has satisfied the judgment of $5,000 (plus interest) against him in lieu of appealing that judgment. On September 15, 2022, Pegasystems filed a notice of appeal to the Court of Appeals of Virginia. On July 30, 2024, the Court of Appeals of Virginia issued a decision reversing the judgment against Pegasystems and remanding for a new trial. The decision rejected Pegasystems’ argument that Appian had not presented evidence that trade secrets were misappropriated but reversed the judgment on the basis of evidentiary and damages rulings made by the trial court. On August 29, 2024, Appian submitted a petition to the Supreme Court of Virginia seeking to reverse the Court of Appeals decision and reinstate the full judgment against Pegasystems. Pegasystems filed an opposition to the petition and cross-issues for appeal on October 21, 2024. Appian's petition was heard on February 11, 2025. The timeline for rendering a decision is solely in the control of the Supreme Court.

Other Matters

From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. Other than as disclosed elsewhere in this Annual Report on Form 10-K, we are not presently a party to any legal proceedings that, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, financial condition, or cash flows. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management time and resources, and other factors.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Market Information

Our Class A common stock is listed on the Nasdaq Global Market under the symbol “APPN.” Our Class B common stock is not listed or traded on any stock exchange.

As of February 17, 2025, there were 16 holders of record of our Class A common stock and 29 holders of record of our Class B common stock. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividends

We have never declared or paid as a public company, and do not anticipate declaring or paying in the foreseeable future, any cash dividends on our common stock. Any future determination as to the declaration and payment of dividends or share repurchase program, if any, will be at the discretion of our Board of Directors, subject to applicable laws, and depend on then existing conditions, including our financial condition, operating results, contractual restrictions pursuant to our outstanding Credit Agreement, capital requirements, business prospects, and other factors our Board of Directors may deem relevant.

Stock Performance Graph

This section is not deemed “filed” with the SEC and shall not be deemed incorporated by reference into any of our other filings under the Exchange Act or the Securities Act, irrespective of any general incorporation language in any such filing.

The following graph shows a comparison from December 31, 2019 through December 31, 2024, of the cumulative five year total return for an investment of $100 in our Class A common stock, the Nasdaq Global Market Composite Index, and the Nasdaq Computer Index. Data for the Nasdaq Global Market Composite Index and the Nasdaq Computer Index assume reinvestment of any dividends. The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.
Comparison of Cumulative Five Year Total Return
Among Appian Corporation, the Nasdaq Global Market Composite Index, and the Nasdaq Computer Index

$500.00
$400.00
$300.00
$200.00
$100.00
$—
12/19
12/20
12/21
12/22
12/23
12/24
Appian Corporation
Nasdaq Global Market Composite
Nasdaq Computer

	As of December 31,
	2019	2020	2021	2022	2023	2024
Appian Corporation	$100.00	$424.21	$170.66	$85.21	$98.56	$85.82
Nasdaq Global Market Composite	$100.00	$164.88	$139.88	$77.41	$82.40	$88.91
Nasdaq Computer	$100.00	$149.98	$206.76	$132.79	$221.06	$304.86

Purchase of Equity Securities by the Issuer and Affiliated Purchases

	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased under the plan (2)
October 1 to October 31, 2024	6,030	$34.05	6,030	796,828
November 1 to November 30, 2024	5,088	$37.82	5,088	791,740
December 1 to December 31, 2024	4,344	$40.48	4,344	787,396
Total	15,462	$37.10	15,462	787,396
(1) Shares purchased represent shares purchased on the open market pursuant to the Appian Corporation Employee Stock Purchase Plan, or ESPP, which was approved by the Company’s stockholders on June 11, 2021. The ESPP provides employees with an opportunity to purchase the Company’s common stock through payroll deductions and provides for a Company match of 5% to 15%, subject to limits set forth in the ESPP. Shares purchased under the ESPP are deposited into the participants’ accounts.

(2) Because the number of shares that may be purchased under the ESPP depends on each employee’s voluntary election to participate, individual contribution elections, and the fair market value of our Class A common stock at various future dates, the actual number of shares that may be purchased under the plan cannot be determined in advance. We have filed a registration statement on S-8 that covers 1,000,000 shares.

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

We have invested in our Customer Success organization to help ensure customers are able to build and deploy applications on our platform. We have several strategic partnerships, including with Accenture, Capgemini, Deloitte, EY, KPMG, PwC, and TCS, which allow them to refer customers to us in order to purchase subscriptions. Our partners then provide professional services directly to the customers using our platform. Additionally, they often go to market with their own pre-built solutions using our platform, delivering software license revenue to us. We intend to continue focusing on adding new customers with our strategic partners. In addition, over time we expect our professional services revenue as a percentage of total revenue to decline as we increasingly rely on strategic partners to help our customers deploy our software. We believe our investment in professional services, including strategic partners building their practices around Appian, will drive increased adoption of our platform.

As of December 31, 2024, we had over 1,000 customers. Our customers primarily include financial services, government, life sciences, insurance, manufacturing, energy, healthcare, telecommunications, and transportation organizations. Generally, our sales team targets its efforts to organizations with over 2,000 employees and $2.0 billion in annual revenue. Revenue from government agencies represented 32.2%, 29.1%, and 26.1% of our total revenue in 2024, 2023, and 2022, respectively. No single end-customer accounted for more than 10% of our total revenue in 2024, 2023, and 2022.

We offer our platform globally. Our platform supports multiple languages to facilitate collaboration and address challenges in multinational organizations. In 2024, 2023, and 2022, 36.6%, 35.8%, and 33.5%, respectively, of our total revenue was generated from customers outside of the United States. As of December 31, 2024, we operated in 16 countries. We believe we have a significant opportunity to continue to grow our international footprint, and we are investing in new geographies, including through investment in direct and indirect sales channels, professional services, and customer support and implementation partners.

We have experienced strong revenue growth, with revenue of $617.0 million, $545.4 million, and $468.0 million in 2024, 2023, and 2022, respectively. Our subscriptions revenue was $490.6 million, $412.3 million, and $340.2 million in 2024, 2023, and 2022, respectively, and includes sales of our cloud subscriptions, on-premises term license subscriptions, and maintenance and support. Our cloud subscriptions revenue was $368.0 million, $304.5 million, and $236.9 million in 2024, 2023, and 2022, respectively.

We have invested in developing our platform, expanding our sales and marketing and research and development capabilities, and providing general and administrative resources to support our growth. As a result, we incurred net losses of $92.3 million, $111.4 million, and $150.9 million in 2024, 2023, and 2022, respectively. In 2024, cash provided by operations was $6.9 million, while cash used by operations totaled $110.4 million and $106.6 million in 2023 and 2022, respectively.

We intend to continue to invest in our business to take advantage of our market opportunity. In 2025, we will take a more balanced approach to growth, making ongoing, targeted investments that enhance our capabilities and competitive position, while ensuring we continue on our path to profitability.

Our Business Model

Our business model focuses on maximizing the lifetime value of customer relationships, which is a function of the duration of a customer’s deployment of our platform as well as the price and number of subscriptions of our platform a customer purchases. We incur significant customer acquisition costs, including expenses associated with hiring new sales representatives, who can take anywhere from six months to a year to become productive given the length of our sales cycle, sales commissions, and marketing costs, all of which, with the exception of certain types of sales commissions, are expensed as incurred.

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

We also measure the effectiveness of our business model by comparing the lifetime value of our customer relationships to our customer acquisition costs. On a rolling 12-month basis, we estimate that for each of the past five fiscal years, the average lifetime value of a customer has been at least seven times greater than the associated average cost of acquiring them, including the year ended December 31, 2024.

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
•Growth of Our Customer Base - We believe we have a substantial opportunity to grow our customer base. We define a customer as an entity with an active subscription or maintenance and support contract or a legacy perpetual license as of the specified measurement date. Furthermore, we define a new customer as an entity that has entered into its first active subscription or maintenance and support contract within one calendar year of the specified measurement date. We have aggressively invested, and intend to continue to invest, in our sales team in order to drive sales to new customers. We continue to make investments to enhance the expertise of our sales and marketing organization within our key industry verticals of financial services, government, life sciences, and insurance. In 2024, we generated over 77% of our subscriptions revenue from customers in these verticals. In addition, we have established relationships with strategic partners who work with organizations undergoing digital transformations. Our ability to continue to grow our customer base is dependent, in part, upon our ability to differentiate ourselves within the increasingly competitive markets in which we participate.
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
•Mix of Subscriptions and Professional Services Revenue - We believe our professional services have driven customer success and facilitated the adoption of our platform by customers. During the initial period of deployment of our platform by a customer, we generally provide a greater amount of support in building applications and training than later in the deployment, with a typical engagement lasting from two to six months. At the same time, many of our customers have historically purchased subscriptions for only a limited set of their total potential end users. As a result of these factors, the proportion of total revenue for a customer associated with professional services is relatively high during the initial deployment period. Over time, as the need for professional services associated with user deployments decreases and the number of end users increases, we expect subscriptions revenue as a percentage of total revenue to increase. In addition, we continue to grow our base of strategic partners to provide broader customer coverage and solution delivery capabilities. These partners perform professional services with respect to any new service contracts they originate. As the usage of strategic partners expands, we expect the proportion of our total revenue from subscriptions to increase over time relative to professional services. In 2024, 2023, and 2022, 79.5%, 75.6%, and 72.7% of our revenue, respectively, was derived from sales of subscriptions, while the remaining 20.5%, 24.4%, and 27.3%, respectively, was derived from the sale of professional services.
•Investments in Growth - We have made, and plan to continue to make, investments for long-term growth, including investing in our platform and infrastructure to continuously maximize their power and speed, meet the evolving needs of our customers, and take advantage of our market opportunity. We will continue to prioritize investments in revenue generating areas and limit growth in corporate functions. In addition, we will continue to grow and leverage our product development center in India to gain efficiencies in research and development spending. We may pursue strategic acquisitions that enhance our product offerings. We also intend to continue to invest in sales and marketing as we further expand our sales teams, increase our marketing activities, and grow our international operations.

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

Key Metrics

We monitor the following metrics to help us measure and evaluate the effectiveness of our operations. All dollar amounts are presented in thousands.

Cloud Subscriptions Revenue

	Year Ended December 31,
	2024	2023	2022
Cloud subscriptions revenue	$368,030	$304,481	$236,922

Cloud subscriptions revenue includes cloud subscriptions bundled with maintenance and support and hosting services. In 2024, 2023, and 2022, 75.0%, 73.8%, and 69.7%, respectively, of subscriptions revenue was cloud subscriptions revenue. Our cloud subscriptions revenue for any customer is primarily determined by the number of users who access and utilize the applications built on our platform or by the number of application licenses purchased, as well as the price paid. We believe increasing cloud subscriptions revenue is an indicator of the demand for our platform, the pace at which the market for our solutions is growing, the productivity of our sales team and strategic relationships in growing our customer base, and our ability to further penetrate our existing customer base.

Cloud Subscriptions Revenue Retention Rate

	As of December 31,
	2024	2023	2022
Cloud subscriptions revenue retention rate	116%	119%	115%

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

Our revenue is comprised of the following:

Subscriptions

Subscriptions revenue is primarily derived from cloud subscriptions bundled with maintenance and support and hosting services and on-premises term license subscriptions bundled with maintenance and support. Our maintenance and support agreements provide customers with the right to unspecified software upgrades, maintenance updates, patches released during the term of the maintenance and support agreement on a when-and-if-available basis, and technical support. On-premises term license subscriptions are offered when the customer prefers to self-manage the deployment of our platform within their own infrastructure. When our platform is delivered as a cloud subscription, we manage operational needs in third-party hosted data centers.

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

Gross Profit and Gross Margin

Gross profit and gross margin (defined as gross profit as a percentage of total revenue), have been, and will continue to be, affected by various factors, including the mix of cloud subscriptions and on-premises term license subscriptions, the mix of total subscriptions revenue and professional services revenue, subscription pricing, the costs associated with third-party hosting providers, and the extent to which we expand or reduce our professional services to support future changes in our growth. Our gross margin may fluctuate from period to period based on the preceding factors.

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

Professional Services Gross Margin

Professional services gross margin is affected by the growth in our professional services revenue as compared to the growth in, and timing of, the costs of our Customer Success organization as well as by consultant utilization rates. Professional services gross margin is also impacted by the amount of services performed by subcontractors and partners as opposed to internal resources. In 2025, we expect professional services gross margin to be consistent with 2024; however, the margin remains subject to fluctuation based on the factors discussed above.

Operating Expenses

Operating expenses consist of sales and marketing, research and development, and general and administrative expenses. Personnel-related costs such as salaries, bonuses, commissions, payroll tax payments, severance costs, and stock-based compensation expense are the most significant components of each of these expense categories. Other components of each category include professional fees for third-party services such as legal, software development resources, contractors, and cloud computing services. In addition, operating expenses include allocated overhead costs, which are primarily comprised of facility costs such as rent, employee medical benefits, employee relations expense, and certain information technology costs.

In general, our operating expenses are expected to continue to increase in absolute dollars as we invest resources in enhancing our product and growing our business, although such growth is expected to be at a more measured rate than prior years. In 2024, our total employee headcount decreased from 2,257 employees at December 31, 2023 to 2,033 employees at December 31, 2024. In 2025, we expect overall headcounts to rise slightly as we hire new employees in key growth areas while maintaining headcounts at or near current levels in non-customer facing teams.

Sales and Marketing Expense

Sales and marketing expense primarily includes personnel costs, including salaries, bonuses, commissions, stock-based compensation, and other personnel costs related to sales teams. Additional major expenses in this category include travel and entertainment, marketing activities and promotional events, subcontracting fees, and allocated overhead costs.

The number of employees in sales and marketing functions decreased from 666 at December 31, 2023 to 509 at December 31, 2024. While headcount declined in 2024 due to changes in our go-to-market functions, we expect sales and marketing headcount to marginally increase from current levels in 2025 due to expected growth in our principal markets and strategic growth areas. Furthermore, we expect sales and marketing expense to increase in absolute dollars as we continue to invest in acquiring new customers, further expand usage of our platform within our existing customer base, and broaden our efforts to build on our brand reputation and increase market awareness of our platform.

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

Our research and development efforts are focused on enhancing the capabilities, speed, and power of our software platform. The number of employees in research and development functions increased from 681 at December 31, 2023 to 702 at December 31, 2024. Most of this increase was attributable to continued expansion at our product development center in India that we opened in August 2022. Although we expect research and development expense to continue to increase in absolute dollars as such costs are critical to maintain and improve the quality of applications and our competitive position, we believe our product development center will result in cost efficiencies over time.

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

The number of employees in general and administrative functions decreased from 280 at December 31, 2023 to 267 at December 31, 2024. In 2025, we expect general and administrative expense to increase in absolute dollars largely due to investments in our information technology team.

Other Non-Operating Expense

Other Expense (Income), Net

Other expense (income), net, consists primarily of gains and losses related to changes in foreign currency exchange rates, interest income on our cash and cash equivalents and investments, and other sources of income or expense not related to our core business operations.

Interest Expense

Interest expense consists primarily of interest on our debt, amortization of deferred financing fees, unused credit facility fees, and commitment fees on our letters of credit.

Results of Operations

The following table sets forth our consolidated statements of operations (in thousands):

	Year Ended December 31,
	2024	2023	2022

Revenue
Subscriptions	$490,568	$412,337	$340,152
Professional services	126,454	133,026	127,839
Total revenue	617,022	545,363	467,991
Cost of revenue
Subscriptions	53,487	43,563	36,005
Professional services	96,692	99,759	97,301
Total cost of revenue	150,179	143,322	133,306
Gross profit	466,843	402,041	334,685
Operating expenses
Sales and marketing	230,885	242,381	220,374
Research and development	154,977	153,098	139,210
General and administrative	141,834	114,535	120,111
Total operating expenses	527,696	510,014	479,695
Operating loss	(60,853)	(107,973)	(145,010)
Other non-operating expense
Other expense (income), net	6,773	(17,603)	3,545
Interest expense	23,582	17,862	1,673
Total other non-operating expense	30,355	259	5,218
Loss before income taxes	(91,208)	(108,232)	(150,228)
Income tax expense	1,054	3,209	692
Net loss	$(92,262)	$(111,441)	$(150,920)

The following table sets forth our consolidated statements of operations data expressed as a percentage of total revenue:

	Year Ended December 31,
	2024	2023	2022
Revenue
Subscriptions	79.5%	75.6%	72.7%
Professional services	20.5	24.4	27.3
Total revenue	100.0	100.0	100.0
Cost of revenue
Subscriptions	8.7	8.0	7.7
Professional services	15.7	18.3	20.8
Total cost of revenue	24.4	26.3	28.5
Gross profit	75.6	73.7	71.5
Operating expenses
Sales and marketing	37.4	44.4	47.1
Research and development	25.1	28.1	29.7
General and administrative	23.0	21.0	25.7
Total operating expenses	85.5	93.5	102.5
Operating loss	(9.9)	(19.8)	(31.0)
Other non-operating expense
Other expense (income), net	1.1	(3.2)	0.8
Interest expense	3.8	3.3	0.4
Total other non-operating expense	4.9	0.1	1.2
Loss before income taxes	(14.8)	(19.9)	(32.2)
Income tax expense	0.2	0.6	0.1
Net loss	(15.0)%	(20.5)%	(32.3)%

Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023

Revenue

	Year Ended December 31,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Revenue:
Subscriptions	$490,568	$412,337	$78,231	19.0%
Professional services	126,454	133,026	(6,572)	(4.9)%
Total revenue	$617,022	$545,363	$71,659	13.1%

Total revenue increased $71.7 million, or 13.1%, in 2024 compared to 2023 due to an increase in our subscriptions revenue of $78.2 million, which was partially offset by a decrease in our professional services revenue of $6.6 million. The increase in subscriptions revenue was driven by a $63.5 million increase in cloud subscriptions revenue, a $9.9 million increase in on-premises software revenue, and a $4.8 million increase in maintenance and support revenue. With respect to new versus existing customers, $63.3 million of the increase in subscriptions revenue was derived from expanded deployments and corresponding sales of additional subscriptions to existing customers while $14.9 million was driven from sales of subscriptions to new customers. The decrease in professional services revenue was due to an $18.7 million decrease in revenue from existing customers, which was partially offset by a $12.1 million increase in sales to new customers.

Cost of Revenue

	Year Ended December 31,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Cost of revenue:
Subscriptions	$53,487	$43,563	$9,924	22.8%
Professional services	96,692	99,759	(3,067)	(3.1)%
Total cost of revenue	$150,179	$143,322	$6,857	4.8%
Subscriptions gross margin	89.1%	89.4%
Professional services gross margin	23.5%	25.0%
Total gross margin	75.7%	73.7%

Cost of revenue increased $6.9 million, or 4.8%, in 2024 compared to 2023, primarily due to an $8.5 million increase in hosting costs and a $0.2 million increase in professional services and product support personnel costs, both of which were partially offset by a $1.5 million decrease in contractor costs. Hosting costs increased due to an increase in sales of our cloud offering during 2024. Although professional services and product support personnel headcount decreased 11.9% from December 31, 2023 to December 31, 2024, personnel costs increased due to a $1.2 million increase in severance costs and slightly higher salaries and benefits, which were substantially offset by a $0.7 million decrease in bonus expense and a $0.5 million decrease in stock compensation expense. Contractor costs decreased in 2024 compared to 2023 due to a decrease in the usage of subcontractors for professional service engagements.

Subscriptions gross margin was 89.1% in 2024, consistent with an 89.4% margin in the prior year as increases in subscriptions revenue were offset by a corresponding increase in hosting costs. Professional services gross margin decreased to 23.5% in 2024 as compared to 25.0% in 2023 due to a decline in professional services revenue and a marginal increase in personnel costs, both of which were partially offset by lower contractor costs. Total gross margin increased to 75.7% in 2024 as compared to 73.7% in 2023 driven largely by the increase in subscriptions revenue.

Sales and Marketing Expense

	Year Ended December 31,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$230,885	$242,381	$(11,496)	(4.7)%
% of revenue	37.4%	44.4%

Sales and marketing expense decreased $11.5 million, or 4.7%, in 2024 compared to 2023, primarily due to a $15.3 million decrease in sales and marketing personnel costs and a $1.5 million decrease in information technology costs. These decreases were partially offset by a $3.6 million increase in marketing costs and a $1.7 million increase in travel and entertainment expenses. Personnel costs decreased due to a 23.6% decrease in sales and marketing personnel headcount from December 31, 2023 to December 31, 2024 and a $2.6 million decrease in stock compensation expense, both of which were partially offset by a $3.5 million increase in sales commissions driven by both contracts with new customers and renewals with existing customers. Information technology costs decreased primarily due to lower cloud computing expenses. Marketing costs increased due to a $3.2 million increase in spending on marketing events, in addition to increases in digital marketing and public relations expense. Travel and entertainment expenses rose due to increases in airfare and lodging associated with a higher number of in-person events and engagements relative to the prior year.

Research and Development Expense

	Year Ended December 31,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Research and development	$154,977	$153,098	$1,879	1.2%
% of revenue	25.1%	28.1%

Research and development expense increased $1.9 million, or 1.2%, in 2024 compared to 2023, primarily due to a $1.9 million increase in employee medical benefits and a $1.8 million increase in information technology costs. These increases were partially offset by a $1.6 million decrease in research and development personnel costs. Information technology costs increased primarily due to higher cloud computing expense. Although research and development personnel headcount increased 3.1% from December 31, 2023 to December 31, 2024, personnel costs decreased due to realized cost savings from our product development center in India, a $1.0 million decrease in severance expense, and a $0.8 million decrease in stock compensation expense.

General and Administrative Expense

	Year Ended December 31,
	2024	2023	$ Change	% Change
	(dollars in thousands)
General and administrative expense	$141,834	$114,535	$27,299	23.8%
% of revenue	23.0%	21.0%

General and administrative expense increased $27.3 million, or 23.8%, in 2024 compared to 2023, primarily due to a $9.8 million increase in amortization expense related to our judgment preservation insurance policy. Additionally, professional fees increased $7.4 million, which was the result of higher net legal fees driven by a $5.7 million decrease in insurance reimbursements associated with our litigation against Pegasystems as a result of receiving reimbursements in the prior year compared to none in the current year. Rent expense also increased $6.9 million, primarily attributable to a $5.5 million in lease impairment charge recognized in the second quarter of 2024. These increases were partially offset by a $1.8 million decrease in general and administrative personnel costs, driven largely by a 4.6% decrease in general and administrative headcount from December 31, 2023 to December 31, 2024.

Other Expense (Income), Net

	Year Ended December 31,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Other expense (income), net	$6,773	$(17,603)	$24,376	***
% of revenue	1.1%	(3.2)%
*** - Indicates a percentage change that is not meaningful

Other expense, net was $6.8 million in 2024 compared to other income, net of $17.6 million in 2023. There were $16.8 million in foreign exchange losses in 2024 compared to $8.7 million in foreign exchange gains in 2023. Additionally, there was a $2.1 million decrease in interest income across the comparative periods. These decreases were partially offset by a $3.2 million increase in other income attributable to payments received in 2024, including a payment from a local government as a result of achieving certain economic development criteria and payments related to a short-swing profit disgorgement paid to us by a public shareholder of our Class A common stock.

Interest Expense

	Year Ended December 31,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Interest expense	$23,582	$17,862	$5,720	32.0%
% of revenue	3.8%	3.3%

Interest expense increased $5.7 million in 2024 as compared to the corresponding period in 2023, primarily due to interest expense attributable to higher outstanding balances on our credit facility related to amendments we entered into during the fourth quarter of 2023 and first quarter of 2024.

Income Tax Expense

	Year Ended December 31,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Income tax expense	$1,054	$3,209	$(2,155)	(67.2)%
% of revenue	0.2%	0.6%

Income tax expense decreased by $2.2 million in 2024 as compared to the corresponding period in 2023. This change was primarily driven by decreased pre-tax book income in certain international subsidiaries in 2024. The change in pre-tax book income was primarily attributable to increases in unrealized foreign exchange losses.

Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022

For a discussion and analysis of changes in financial condition and results of operations for the year ended December 31, 2023 as compared to the year ended December 31, 2022, refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 15, 2024.

Backlog

Backlog represents non-cancellable future amounts to be recognized under cloud and on-premises term license subscription agreements and is representative of our remaining performance obligations. As of December 31, 2024 and 2023, we had backlog of $546.0 million and $489.7 million, respectively. Approximately 34% of our backlog as of December 31, 2024 is not expected to be recognized in 2025. Additionally, we expect backlog to continue to increase in absolute dollars as we continue to increase the number of cloud agreements we enter into. However, the amount of backlog relative to the total value of our contracts can change from quarter to quarter and year to year for several reasons, including the specific timing and duration of cloud and on-premises term license subscription agreements with large customers, the specific timing of customer renewals, changes in customer financial circumstances, and foreign currency fluctuations. Additionally, we often sign multiple-year subscription agreements, and backlog may vary based on changes in the average non-cancellable term of our cloud and on-premises term license subscription agreements.

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

Our non-GAAP financial performance measures include the following: non-GAAP subscriptions cost of revenue, non-GAAP professional services cost of revenue, non-GAAP total cost of revenue, non-GAAP total operating expense, non-GAAP operating loss, non-GAAP income tax expense, non-GAAP net loss, and non-GAAP net loss per share, basic and diluted. These non-GAAP financial performance measures exclude the effect of stock-based compensation expense, certain non-ordinary litigation-related expenses consisting of legal and other professional fees associated with the Pegasystems cases (net of insurance reimbursements), or Litigation Expense, amortization of the judgment preservation insurance policy, or JPI Amortization, severance costs related to involuntary reductions in our workforce, or Severance Costs, lease impairment and lease-related charges associated with actions taken to reduce the footprint of our leased office spaces, or Lease Impairment and Lease-Related Charges, and a short-swing profit disgorgement paid to us by a shareholder, or Short-Swing Profit Payment. While some of these items may be recurring in nature and should not be disregarded in the evaluation of our earnings performance, it is useful to exclude such items when analyzing current results and trends compared to other periods as these items can vary significantly from period to period depending on specific underlying transactions or events that may occur. Therefore, while we may incur or recognize these types of expenses in the future, we believe removing these items for purposes of calculating our non-GAAP financial measures provides investors with a more focused presentation of our ongoing operating performance.

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

The following tables reconcile our non-GAAP measures to their nearest comparable GAAP measures (in thousands, except per share data):

	GAAP Measure	Stock-Based Compensation	Litigation Expense	JPI Amortization	Severance Costs	Lease Impairment and Lease-Related Charges	Short-Swing Profit Payment	Non-GAAP Measure
Year Ended December 31, 2024
Subscriptions cost of revenue	$53,487	$(848)	$—	$—	$—	$—	$—	$52,639
Professional services cost of revenue	96,692	(5,674)	—	—	(1,398)	—	—	89,620
Total cost of revenue	150,179	(6,522)	—	—	(1,398)	—	—	142,259
Total operating expense	527,696	(32,523)	(4,602)	(15,795)	(4,136)	(6,104)	—	464,536
Operating (loss) income	(60,853)	39,045	4,602	15,795	5,534	6,104	—	10,227
Income tax expense	1,054	1,499	—	—	1,096	—	—	3,649
Net (loss) income	(92,262)	37,546	4,602	15,795	4,438	6,104	(1,799)	(25,576)
Net (loss) income per share, basic and diluted	$(1.26)	$0.51	$0.06	$0.22	$0.06	$0.08	$(0.02)	$(0.35)

Year Ended December 31, 2023
Subscriptions cost of revenue	$43,563	$(925)	$—	$—	$(30)	$—	$—	$42,608
Professional services cost of revenue	99,759	(6,055)	—	—	(158)	—	—	93,546
Total cost of revenue	143,322	(6,980)	—	—	(188)	—	—	136,154
Total operating expense	510,014	(36,407)	2,064	(6,038)	(6,111)	—	—	463,522
Operating (loss) income	(107,973)	43,387	(2,064)	6,038	6,299	—	—	(54,313)
Income tax expense	3,209	1,302	—	—	139	—	—	4,650
Net (loss) income	(111,441)	42,085	(2,064)	6,038	6,160	—	—	(59,222)
Net (loss) income per share, basic and diluted	$(1.52)	$0.58	$(0.03)	$0.08	$0.08	$—	$—	$(0.81)

Year Ended December 31, 2022
Subscriptions cost of revenue	$36,005	$(996)	$—	$—	$—	$—	$—	$35,009
Professional services cost of revenue	97,301	(5,309)	—	—	—	—	—	91,992
Total cost of revenue	133,306	(6,305)	—	—	—	—	—	127,001
Total operating expense	479,695	(32,525)	(22,886)	—	—	—	—	424,284
Operating (loss) income	(145,010)	38,830	22,886	—	—	—	—	(83,294)
Net (loss) income	(150,920)	38,830	22,886	—	—	—	—	(89,204)
Net (loss) income per share, basic and diluted(a)	$(2.08)	$0.54	$0.32	$—	$—	$—	$—	$(1.23)
(a) Per share amounts do not foot due to rounding.

The following table reconciles GAAP net loss to adjusted EBITDA for the years ended December 31, 2024, 2023, and 2022 (in thousands):

	Year Ended December 31,
	2024	2023	2022
GAAP net loss	$(92,262)	$(111,441)	$(150,920)
Other expense (income), net	6,773	(17,603)	3,545
Interest expense	23,582	17,862	1,673
Income tax expense	1,054	3,209	692
Depreciation expense and amortization of intangible assets	10,030	9,473	7,297
Stock-based compensation expense	39,045	43,387	38,830
Litigation Expense	4,602	(2,064)	22,886
JPI Amortization	15,795	6,038	—
Severance Costs	5,534	6,299	—
Lease Impairment and Lease-Related Charges	6,104	—	—
Adjusted EBITDA	$20,257	$(44,840)	$(75,997)

Liquidity and Capital Resources

The following table presents selected financial information and statistics pertaining to liquidity and capital resources as of December 31, 2024 and 2023 (in thousands):

	As of December 31,
	2024	2023
Cash and cash equivalents	$118,552	$149,351
Short-term investments and marketable securities	41,308	9,653
Property and equipment, net	37,109	42,682
Working capital*	80,787	43,183
* Defined as current assets net of current liabilities.

We believe our existing cash and cash equivalents and short-term investments and marketable securities, together with any positive cash flows from operations and available borrowings under our line of credit, will be sufficient to support working capital and capital expenditure requirements for at least the next twelve months.

We have in the past, and may in the future, enter into investments in or acquisitions of complementary businesses, products, or technologies, which could also require us to seek additional equity financing, incur indebtedness, or use cash resources. We have no present binding agreements or commitments to enter into any such acquisitions. If we are unable to raise additional capital when desired, our business, operating results, and financial condition could be adversely affected.

Sources of Funds

We have historically financed our operations in large part with equity financing arrangements. Our last public offering was completed in June 2020. Through these public offerings, we received net proceeds of $344.8 million.
To further help strengthen our financial position and support our growth initiatives, in November 2022 we entered into a Senior Secured Credit Facilities Credit Agreement, or the Credit Agreement, which, as amended to date, provides for a five-year term loan facility in an aggregate principal amount of $200.0 million and, in addition, up to $100.0 million for a revolving credit facility, including a letter of credit sub-facility in the aggregate availability amount of $20.0 million and a swingline sub-facility in the aggregate availability amount of $10.0 million (as a sublimit of the revolving loan facility).

The Credit Agreement matures on November 3, 2027. We have been using the proceeds to fund the growth of our business and support our working capital requirements. As of December 31, 2024, we were in compliance with all covenants, had used borrowing capacity of $62.0 million under our $100.0 million revolving credit facility, and had outstanding letters of credit totaling $14.6 million in connection with securing our leased office space.

We expect future sources of funds to consist primarily of cash generated from sales of subscriptions and the related professional services. We may also elect to raise additional sources of funding through draws on our revolving credit facility, entering into new debt financing arrangements or conducting additional public offerings. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of spending to support research and development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced product solutions and functions as well as platform enhancements and professional services offerings, and the level of market acceptance of our product.

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

In 2023, we entered into a Judgment Preservation Insurance policy in connection with our $2.036 billion judgment against Pegasystems. See Note 13 to the consolidated financial statements for additional details. The total cost of the policy was $57.3 million, which we paid with operating cash on hand. In addition, in February 2024 our Board of Directors authorized a share repurchase program, under which we repurchased approximately 1.3 million shares of our common stock for approximately $50.0 million during the first quarter of 2024.

Outside of the above items and cash used by operations, other uses of cash in 2024 included capital expenditures related to the expansion of the recently leased facility for our research development center in India and principal repayments of our term loan debt.

Furthermore, we have a non-cancellable cloud hosting arrangement with Amazon Web Services that contains provisions for minimum purchase commitments. Specifically, purchase commitments under the agreement total $220.0 million over five years. The agreement, which was originated in July 2021 and amended in October 2024, currently contains minimum annual spending requirements of $44.0 million from November 2024 to October 2029. Spending under this agreement for the years ended December 31, 2024, 2023, and 2022 totaled $41.2 million, $36.6 million, and $33.1 million, respectively. The timing of payments under the agreement may vary, and the total amount of payments may exceed the minimum depending on the volume of services utilized. We expect to meet our minimum annual spending requirement during the term of the arrangement.

Historical Cash Flows

	Year Ended December 31,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Beginning cash, cash equivalents, and restricted cash	$149,351	$150,381	$(1,030)	(0.7)%
Operating activities:
Net loss	(92,262)	(111,441)	19,179	17.2
Stock-based compensation and other non-cash adjustments	72,732	40,591	32,141	79.2
Changes in working capital	26,408	(39,592)	66,000	***
Net cash provided by (used by) operating activities	6,878	(110,442)	117,320	***

Investing activities:
Net cash (used by) provided by investing activities	(35,390)	28,590	(63,980)	***

Financing activities:
Net cash (used by) provided by financing activities	(258)	79,165	(79,423)	***

Effect of exchange rates	(2,029)	1,657	(3,686)	***
Net decrease in cash, cash equivalents, and restricted cash	(30,799)	(1,030)	(29,769)	***
Ending cash, cash equivalents, and restricted cash	$118,552	$149,351	$(30,799)	(20.6)%
*** Indicates a percentage that is not meaningful.

Operating Activities

Net cash provided by operating activities was $6.9 million for 2024 as compared to net cash used by operating activities of $110.4 million for 2023. The increase in net cash provided by operating activities was primarily due to the prior year payment of $57.3 million for our judgment preservation insurance policy. Additionally, there were stronger cash collections from accounts receivable as a result of increased revenues as well as reduced expenditures stemming from headcount reductions and other cost management activities in 2024 as compared to 2023.

Investing Activities

Net cash used by investing activities was $35.4 million for 2024 as compared to $28.6 million in net cash provided by investing activities for 2023. This change was primarily driven by a decline of $71.6 million in proceeds from investments. This decrease was partially offset by a $5.8 million decrease in capital expenditures and a $1.8 million decrease in purchases of investments.

Financing Activities

Net cash used by financing activities was $0.3 million for 2024 as compared to $79.2 million in net cash provided by financing activities for 2023. This change was primarily due to a $50.0 million increase in share repurchases, a $42.0 million decrease in proceeds from borrowings, and a $2.7 million increase in principal payments on the term loan, partially offset by a $13.7 million increase in proceeds received from the exercise of stock options and a $1.8 million decrease in payments for employee tax withholdings associated with the net settlement of stock awards.

For a discussion and analysis of net cash used by or provided by operating, investing, and financing activities for the year ended December 31, 2022, refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 15, 2024.

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

Our variable consideration estimates are subject to subsequent true-up adjustments which may result in changes to transaction prices, but such true-up adjustments are not expected to be material. Variable consideration is also included in the transaction price only to the extent it is probable a significant reversal will not occur. Factors considered when determining to incorporate variable consideration in the transaction price include, but are not limited to, whether the variable consideration is highly susceptible to factors outside of the Company's influence, the length of time the uncertainty surrounding reversal is expected to last, our experience levels with similar types of contracts, our historical practices for similar contracts in similar circumstances, and the number and range of possible consideration amounts. The amount of variable consideration excluded from the transaction price for the years ended December 31, 2024, 2023, and 2022 was immaterial.

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

Interest Rate Risk

We had cash and cash equivalents of $118.6 million as of December 31, 2024, which consisted of investments in a money market fund, cash in readily available checking accounts, and overnight repurchase investments.

In addition, as of December 31, 2024, we held $41.3 million of fixed income securities such as U.S. treasury bonds, commercial paper, and corporate bonds. These securities are subject to market risk due to fluctuations in interest rates, which may affect our interest income and the fair value of our investments. We classify investments as available-for-sale, including those with stated maturities beyond 12 months. As such, no gains or losses due to changes in interest rates are recognized in our consolidated statements of operations unless such securities are sold prior to maturity or due to expected credit losses. A hypothetical 100 basis point change in interest rates would not have had a material effect on the fair market value of our investment portfolio as of December 31, 2024. To date, fluctuations in interest income have also not been significant. Our investments are made for the purpose of preserving capital, fulfilling liquidity needs, and maximizing total return. We do not enter into investments for trading or speculative purposes.

As of December 31, 2024, we had outstanding debt of $250.4 million, which carries interest as defined in our Credit Agreement. Refer to Note 8 of the consolidated financial statements in this 2024 Annual Report for additional details. We assessed our exposure to changes in interest rates by analyzing sensitivity to our operating results assuming various changes in market interest rates. A hypothetical increase of one percentage point in the interest rate as of December 31, 2024 would increase our interest expense by approximately $2.5 million annually.

Inflation Risk

We are exposed to market risks related to inflation in personnel costs, third-party service providers, subcontracting costs, professional fees, and general overhead expenses. Although inflation has decreased from the relative highs experienced in 2023, if inflation pressure increases in severity, we may not be able to fully offset such higher costs through price increases and productivity initiatives. While we do not believe inflation has had a material impact on our results of operations to date, a continued high rate of inflation in the future may have an adverse effect on our ability to maintain operating costs and adversely affect our gross profit margin.

Foreign Currency Exchange Risk

Our reporting currency is the U.S. dollar. Due to our international operations, we have foreign currency risks related to revenue and operating expenses denominated in currencies other than the U.S. dollar, primarily the British pound sterling, Euro, Australian dollar, and Swiss franc. Our sales contracts are primarily denominated in the local currency of the customer making the purchase. In addition, portions of operating expenses are incurred outside the United States and denominated in foreign currencies. An increase in the relative value of the U.S. dollar to other currencies will negatively affect revenue and other operating results as expressed in U.S. dollars. Based on a sensitivity analysis, a 10% change in the foreign currency exchange rates would have impacted our total revenue by approximately 4% and our operating loss by approximately 8%. This calculation assumes all currencies change in the same direction and proportion relative to the U.S. dollar.

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

Shareholders and Board of Directors
Appian Corporation
McLean, Virginia

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Appian Corporation (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 19, 2025 expressed an unqualified opinion thereon.

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

Revenue Recognition for Multiple Performance Obligations

As discussed in Note 3 to the consolidated financial statements, certain of the Company's revenue contracts contain multiple performance obligations that might include cloud subscriptions, term license subscriptions, maintenance and support and professional services. The Company accounts for individual products and services separately if they are capable of being distinct and are distinct within the context of the contract. In such cases, the transaction price is allocated to the distinct performance obligations based on their relative standalone selling price, which either is the observable price at which the Company sells the product or service separately, or estimated standalone selling price using a residual approach in the absence of observable pricing. Revenue is recognized when control of the distinct performance obligation is transferred.

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

The primary procedures we performed to address this critical audit matter included:

•    Testing the design and operating effectiveness of internal controls over the Company's revenue recognition process including controls over: (i) the identification of distinct performance obligations, and (ii) the allocation of the transaction price to each performance obligation based on its relative standalone selling price.
•    Testing a sample of revenue contracts to evaluate management’s identification of distinct performance obligations.
•    Testing a sample of revenue contracts to evaluate management’s allocation of the transaction price to each performance obligation based on its relative standalone selling price.

/s/ BDO USA, P.C.

We have served as the Company's auditor since 2013.

McLean, Virginia
February 19, 2025

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Appian Corporation
McLean, Virginia

Opinion on Internal Control over Financial Reporting

We have audited Appian Corporation’s (the “Company’s”) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and our report dated February 19, 2025 expressed an unqualified opinion thereon.

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

/s/ BDO USA, P.C.

McLean, Virginia
February 19, 2025

APPIAN CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	As of December 31,
	2024	2023
Assets
Current assets
Cash and cash equivalents	$118,552	$149,351
Short-term investments and marketable securities	41,308	9,653
Accounts receivable, net of allowance of $3,396 and $2,606, respectively	195,069	171,561
Deferred commissions, current	36,630	34,261
Prepaid expenses and other current assets	43,984	49,529
Total current assets	435,543	414,355
Property and equipment, net of accumulated depreciation of $32,142 and $25,141, respectively	37,109	42,682
Goodwill	25,555	27,106
Intangible assets, net of accumulated amortization of $5,341 and $4,152, respectively	2,240	3,889
Right-of-use assets for operating leases	31,081	39,975
Deferred commissions, net of current portion	60,540	59,764
Deferred tax assets	4,129	3,453
Other assets	24,842	36,279
Total assets	$621,039	$627,503
Liabilities and Stockholders’ (Deficit) Equity
Current liabilities
Accounts payable	$4,322	$6,174
Accrued expenses	11,388	11,046
Accrued compensation and related benefits	34,223	38,003
Deferred revenue	281,760	235,992
Debt	9,598	66,368
Operating lease liabilities	12,378	11,698
Other current liabilities	1,087	1,891
Total current liabilities	354,756	371,172
Long-term debt	240,826	140,221
Non-current operating lease liabilities	52,189	59,067
Deferred revenue, non-current	5,477	4,700
Deferred tax liabilities	—	2
Other non-current liabilities	431	—
Total liabilities	653,679	575,162
Commitments and contingent liabilities (see Note 13)
Stockholders’ (deficit) equity
Class A common stock—par value $0.0001; 500,000,000 shares authorized as of December 31, 2024 and 2023 and 42,938,701 and 42,169,970 shares issued and outstanding as of December 31, 2024 and 2023, respectively	4	4
Class B common stock—par value $0.0001; 100,000,000 shares authorized as of December 31, 2024 and 2023 and 31,090,085 and 31,196,796 shares issued and outstanding as of December 31, 2024 and 2023, respectively	3	3
Additional paid-in capital	591,281	595,781
Accumulated other comprehensive loss	(11,774)	(23,555)
Accumulated deficit	(612,154)	(519,892)
Total stockholders’ (deficit) equity	(32,640)	52,341
Total liabilities and stockholders’ (deficit) equity	$621,039	$627,503

The accompanying notes are an integral part of these consolidated financial statements.

APPIAN CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2024	2023	2022
Revenue
Subscriptions	$490,568	$412,337	$340,152
Professional services	126,454	133,026	127,839
Total revenue	617,022	545,363	467,991
Cost of revenue
Subscriptions	53,487	43,563	36,005
Professional services	96,692	99,759	97,301
Total cost of revenue	150,179	143,322	133,306
Gross profit	466,843	402,041	334,685
Operating expenses
Sales and marketing	230,885	242,381	220,374
Research and development	154,977	153,098	139,210
General and administrative	141,834	114,535	120,111
Total operating expenses	527,696	510,014	479,695
Operating loss	(60,853)	(107,973)	(145,010)
Other non-operating expense
Other expense (income), net	6,773	(17,603)	3,545
Interest expense	23,582	17,862	1,673
Total other non-operating expense	30,355	259	5,218
Loss before income taxes	(91,208)	(108,232)	(150,228)
Income tax expense	1,054	3,209	692
Net loss	$(92,262)	$(111,441)	$(150,920)
Net loss per share:
Basic and diluted	$(1.26)	$(1.52)	$(2.08)
Weighted average common shares outstanding:
Basic and diluted	72,988	73,102	72,455

The accompanying notes are an integral part of these consolidated financial statements.

APPIAN CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Net loss	$(92,262)	$(111,441)	$(150,920)
Comprehensive loss, net of income taxes
Foreign currency translation adjustments	11,718	(16,326)	(1,559)
Unrealized gains on available-for-sale securities	63	17	—
Other comprehensive loss, net of income taxes	$(80,481)	$(127,750)	$(152,479)

The accompanying notes are an integral part of these consolidated financial statements.

APPIAN CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
(in thousands, except share data)

	Common Stock		Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity (Deficit)

	Shares	Amount
Balance December 31, 2021	71,462,094	$7	$—	$497,128	$(5,687)	$(257,531)	$233,917
Net loss	—	—	—	—	—	(150,920)	(150,920)
Issuance of common stock to directors	14,928	—	—	—	—	—	—
Vesting of restricted stock units	403,648	—	—	—	—	—	—
Exercise of stock options	937,217	—	—	25,432	—	—	25,432
Stock-based compensation expense	—	—	—	38,830	—	—	38,830
Other comprehensive loss	—	—	—	—	(1,559)	—	(1,559)
Balance December 31, 2022	72,817,887	7	—	561,390	(7,246)	(408,451)	145,700
Net loss	—	—	—	—	—	(111,441)	(111,441)
Issuance of common stock to directors	19,687	—	—	—	—	—	—
Vesting of restricted stock units	430,582	—	—	(9,748)	—	—	(9,748)
Exercise of stock options	98,610	—	—	752	—	—	752
Stock-based compensation expense	—	—	—	43,387	—	—	43,387
Other comprehensive loss	—	—	—	—	(16,309)	—	(16,309)
Balance December 31, 2023	73,366,766	7	—	595,781	(23,555)	(519,892)	52,341
Net loss	—	—	—	—	—	(92,262)	(92,262)
Issuance of common stock to directors	20,216	—	369	(369)	—	—	—
Vesting of restricted stock units	418,899	—	5,546	(13,533)	—	—	(7,987)
Exercise of stock options	1,543,436	—	44,104	(29,643)	—	—	14,461
Repurchase of common stock	(1,320,531)	—	(50,019)	—	—	—	(50,019)
Stock-based compensation expense	—	—	—	39,045	—	—	39,045
Other comprehensive income	—	—	—	—	11,781	—	11,781
Balance December 31, 2024	74,028,786	$7	$—	$591,281	$(11,774)	$(612,154)	$(32,640)

The accompanying notes are an integral part of these consolidated financial statements.

APPIAN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net loss	$(92,262)	$(111,441)	$(150,920)
Adjustments to reconcile net loss to net cash provided by (used by) operating activities:
Stock-based compensation	39,045	43,387	38,830
Depreciation expense and amortization of intangible assets	10,030	9,473	7,297
Lease impairment charges	5,462	—	—
Bad debt expense	1,760	1,091	1,298
Amortization of debt issuance costs	589	444	43
Loss on disposal of property and equipment	—	—	3
Benefit for deferred income taxes	(899)	(1,541)	(1,089)
Foreign currency transaction losses (gains), net	16,745	(12,263)	—
Changes in assets and liabilities:
Accounts receivable	(28,353)	(1,868)	(37,922)
Prepaid expenses and other assets	16,551	(54,753)	(2,027)
Deferred commissions	(3,144)	(8,043)	(12,298)
Accounts payable and accrued expenses	(871)	(1,394)	(3,289)
Accrued compensation and related benefits	(2,947)	(3,157)	6,582
Other current and non-current liabilities	(1,478)	(1,134)	(264)
Deferred revenue	49,309	28,668	47,534
Operating lease assets and liabilities	(2,659)	2,089	(329)
Net cash provided by (used by) operating activities	6,878	(110,442)	(106,551)
Cash flows from investing activities:
Proceeds from maturities of investments	20,038	91,670	84,642
Payments for investments	(51,630)	(53,443)	(65,283)
Purchases of property and equipment	(3,798)	(9,637)	(9,095)
Net cash (used by) provided by investing activities	(35,390)	28,590	10,264
Cash flows from financing activities:
Proceeds from borrowings	50,000	92,000	120,000
Payments for debt issuance costs	(463)	(276)	(1,940)
Debt repayments	(6,250)	(3,563)	(625)
Repurchase of common stock	(50,019)	—	—
Payments for employee taxes related to the net share settlement of equity awards	(7,987)	(9,748)	—
Proceeds from exercise of common stock options	14,461	752	25,432
Net cash (used by) provided by financing activities	(258)	79,165	142,867
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	(2,029)	1,657	(159)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(30,799)	(1,030)	46,421
Cash, cash equivalents, and restricted cash at beginning of period	149,351	150,381	103,960
Cash, cash equivalents, and restricted cash at end of period	$118,552	$149,351	$150,381

Supplemental cash flow information:
Cash paid for interest	$22,574	$16,906	$1,671
Cash paid for income taxes	$3,334	$3,999	$1,239
Supplemental non-cash investing and financing information:
Accrued capital expenditures	$155	$654	$1,774

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

Significant estimates embedded in the consolidated financial statements include, but are not limited to, revenue recognition, income taxes and the related valuation allowance established against deferred tax assets, the amortization period of deferred commissions, the amortization period of the cost to obtain the judgment preservation insurance policy (as discussed in Note 13), lease impairments, and stock-based compensation.

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

With regard to our customers, credit evaluation and account monitoring procedures are used to minimize the risk of loss. Revenue generated from government agencies represented 32.2%, 29.1%, and 26.1% of our revenue for the years ended December 31, 2024, 2023, and 2022, respectively, of which the top three U.S. federal government agencies generated 4.0%, 4.2%, and 4.5% of our revenue for the years ended December 31, 2024, 2023, and 2022, respectively. Additionally, 36.6%, 35.8%, and 33.5% of our revenue during the years ended December 31, 2024, 2023, and 2022, respectively, was generated from international customers. No single customer accounted for more than 10% of our total revenue during the years ended December 31, 2024, 2023, and 2022. As of December 31, 2024, we had one reseller whose balance comprised 17.5% of total accounts receivable.

APPIAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table presents a reconciliation of cash, cash equivalents, and restricted cash as presented in the consolidated statements of cash flows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Cash and cash equivalents	$118,552	$149,351	$148,132
Restricted cash, current	—	—	2,249
Total cash, cash equivalents, and restricted cash	$118,552	$149,351	$150,381

Accounts Receivable and Allowance for Expected Credit Losses

Accounts receivable and unbilled revenue are stated at realizable value, net of an allowance for expected credit losses. The allowance is based on our assessment of the collectability of accounts and incorporates an estimation of expected lifetime credit losses on our receivables. We regularly review the composition of the accounts receivable aging, historical bad debts, changes in payment patterns, customer creditworthiness, current economic trends, and reasonable economic forecasts that affect collectibility. If the financial condition of our customers were to deteriorate, resulting in their inability to make required payments, additional provisions for doubtful accounts would be required and would increase bad debt expense.

Activity in the allowance for doubtful accounts was as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Beginning balance	$2,606	$2,125	$1,400
Additions: Charged to costs and expenses	1,760	1,091	1,298
Deductions: Write-offs, net of recoveries	(970)	(610)	(573)
Ending balance	$3,396	$2,606	$2,125

Deferred Commissions

We capitalize costs of obtaining a contract with a customer, which consist of sales commissions paid to our sales team, and the associated incremental payroll taxes. These costs are recorded as deferred commissions in the consolidated balance sheets. Costs to obtain a contract for a new customer or upsell an existing customer are amortized over an estimated economic life of five years as sales commissions on these types of activities are not commensurate with sales commissions on contract renewals. Commissions paid relating to contract renewals are deferred and amortized over the related renewal period. We determine the estimated economic life based on both qualitative and quantitative factors such as expected renewals, product life cycles, contractual terms, and customer attrition. We periodically review the carrying amount of deferred contract acquisition costs to determine whether events or changes in circumstances have occurred that could impact the estimated economic life. Costs to obtain a contract for professional services arrangements are expensed as incurred as the contractual period of our professional services arrangements are one year or less.

APPIAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Amortization associated with deferred commissions is recorded to sales and marketing expense in our consolidated statements of operations. The following table summarizes the activity of costs to obtain a contract with a customer for the years ended December 31, 2024, and 2023 (in thousands):

	Year Ended December 31,
	2024	2023
Beginning balance	$94,025	$85,984
Additional contract costs deferred	44,770	53,894
Amortization of deferred contract costs	(41,625)	(45,853)
Ending balance	$97,170	$94,025

Commission expense was $50.4 million, $46.8 million, and $39.4 million for the years ended December 31, 2024, 2023, and 2022, respectively.

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

Impairment of Goodwill and Long-Lived Assets

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

In 2024, our qualitative assessment concluded the fair value of our reporting unit is more likely than not higher than its carrying value. Therefore, we did not perform a quantitative assessment. No goodwill impairment was identified in the years ended December 31, 2024, 2023, and 2022.

APPIAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

APPIAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Gains and losses on foreign currency transactions are recognized in the accompanying consolidated statements of operations as a component of ‘Other expense (income), net’. Gains and losses from transactions denominated in foreign currencies resulted in net transaction losses of $16.8 million, net transaction gains of $8.7 million, and net transaction losses of $6.1 million for the years ended December 31, 2024, 2023, and 2022, respectively.

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

Severance Costs

Severance costs related to benefits provided in accordance with mutually understood and ongoing agreements are recognized when an obligation has been incurred, it is probable the benefits will be paid, and the amount to be paid can be reasonably estimated. Severance costs totaled $5.5 million and $6.3 million for the years ended December 31, 2024 and 2023, respectively. No severance costs were incurred related to an involuntary reduction in our workforce for the year ended December 31, 2022. The majority of the severance liability was paid to the impacted employees by December 31, 2024.

Advertising Expenses

We expense advertising costs as they are incurred. Advertising expenses were $3.9 million, $4.2 million, and $5.8 million for the years ended December 31, 2024, 2023, and 2022, respectively.

Treasury Stock

We account for treasury stock under the cost method. In 2024, we reissued treasury stock to satisfy employee stock option exercises and the vesting of restricted stock units as well as for issuances of common stock to our Board of Directors. Because we are in an accumulated deficit position, all reissuances of treasury stock have been recorded as a decrease to additional-paid-in-capital in our consolidated balance sheets.

APPIAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Recent Accounting Pronouncements

Adopted

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvement to Reportable Segment Disclosures, which enhances the disclosure requirements for operating segments in our annual and interim consolidated financial statements. The new guidance is effective for us beginning with our annual reporting for fiscal year 2024 and for interim period reporting beginning in fiscal year 2025 and will be applied on a retrospective basis. The new ASU requires public companies to disclose significant segment expenses and other segment items on an annual and interim basis and provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Additionally, it requires public companies to disclose the title and position of the Chief Operating Decision Maker. The ASU does not change how a public entity identifies its operating segments, aggregates them, or applies the quantitative thresholds to determine its reportable segments. This guidance also applies to public entities that have only one segment. This ASU only impacted our disclosures with no impacts to our results of operations, cash flows, and financial condition. Refer to Note 14 for further details.

Not Yet Adopted

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

APPIAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes revenue recorded during the years ended December 31, 2024, 2023, and 2022 (in thousands):

	Year Ended December 31,
	2024	2023	2022
Cloud subscriptions	$368,030	$304,481	$236,922
Term license subscriptions	92,188	82,282	79,753
Maintenance and support	30,350	25,574	23,477
Total subscriptions	490,568	412,337	340,152
Professional services	126,454	133,026	127,839
Total revenue	$617,022	$545,363	$467,991

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

Significant Judgments and Estimates

Determining the Transaction Price

The transaction price is the total amount of consideration we expect to receive in exchange for the service offerings in a contract and may include both fixed and variable components. Variable consideration is included in the transaction price to the extent it is probable a significant reversal will not occur. The amount of variable consideration excluded from the transaction price for the years ended December 31, 2024, 2023, and 2022 was immaterial. Our estimates of variable consideration are also subject to subsequent true-up adjustments and may result in changes to transaction prices; however, such true-up adjustments are not expected to be material.

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

The following table sets forth contract asset and contract liability balances as of December 31, 2024, 2023, and 2022 (in thousands):

	As of December 31,
	2024	2023	2022
Contract assets, current*	$12,933	$12,052	$12,540
Contract assets, non-current*	643	915	1,720
Total contract assets	$13,576	$12,967	$14,260

Deferred revenue, current	$281,760	$235,992	$194,768
Deferred revenue, non-current	5,477	4,700	5,556
Total contract liabilities	$287,237	$240,692	$200,324
* Current and non-current contract assets are reported as components of the ‘Prepaid expenses and other current assets’ and ‘Other assets’ line items, respectively, in our consolidated balance sheets.

Revenue recognized from amounts included in contract liabilities at the beginning of the period totaled $234.5 million, $196.5 million, and $147.0 million for the years ended December 31, 2024, 2023, and 2022, respectively.

Transaction Price Allocated to the Remaining Performance Obligations

As of December 31, 2024, we had an aggregate transaction price of $546.0 million allocated to unsatisfied performance obligations. We expect to recognize $360.0 million of this balance as revenue over the next 12 months with the remaining amount recognized thereafter.

4. Leases

As of December 31, 2024, our lease portfolio consists entirely of operating leases for corporate offices. Our operating leases have remaining lease terms with various expiration dates through 2031, and some leases include options to extend the term for up to an additional 10 years.

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

Lease Costs

Expense for operating leases is recognized on a straight-line basis over the lease term as an operating expense. We have lease agreements which require payments for lease and non-lease components (i.e., common area maintenance) that are accounted for as a single lease component. Variable lease payment amounts that cannot be determined at the commencement of the lease such as maintenance costs, utilities, and service charges are not included in right-of-use (“ROU”) assets or lease liabilities but rather are expensed as incurred and recorded as variable lease expense. We often receive customary incentives from our landlords such as tenant improvement allowances (“TIAs”) and rent abatement periods, which effectively reduce total lease payments owed for the leases.

The following table sets forth the components of lease expense for the years ended December 31, 2024, 2023, and 2022 (in thousands, exclusive of sublease income):

	Year Ended December 31,
	2024	2023	2022
Operating lease cost	$9,519	$9,056	$6,950
Short-term lease cost	1,513	1,444	583
Variable lease cost	5,238	4,230	3,817
Total	$16,270	$14,730	$11,350

Sublease income totaled $1.3 million, $1.3 million, and $0.4 million for the years ended December 31, 2024, 2023, and 2022 respectively.

Lease Impairment Charges

In connection with headcount reductions approved in June 2024 and our continued efforts to streamline operations and maximize efficiencies, we initiated supplemental actions to reduce the footprint of our leased office spaces. Pursuant to these initiatives, we amended and extended the terms of our existing sublease agreement and are seeking a sublease for an additional floor within our corporate headquarters facility.

During the year ended December 31, 2024, we recorded non-cash lease impairment charges of $5.5 million within general and administrative expenses in our consolidated statements of operations. These charges represented the amount the carrying value of two asset groups, consisting of two separate floors within our corporate headquarters facility, exceeded their estimated fair values. The fair values of the two asset groups were

APPIAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
measured using discounted cash flow models based on market rents and sublease incomes projected over the remaining lease terms. No impairment charges were incurred during the years ended December 31, 2023 and 2022.

Supplemental Lease Information

Supplemental balance sheet information related to operating leases as of December 31, 2024 and 2023 is presented in the following table (in thousands, except for lease term and discount rate):

	As of December 31,
	2024	2023
Right-of-use assets for operating leases	$31,081	$39,975

Operating lease liabilities, current	$12,378	$11,698
Operating lease liabilities, net of current portion	52,189	59,067
Total operating lease liabilities	$64,567	$70,765

Weighted average remaining lease term (in years)	6.5	7.4

Weighted average discount rate	9.4%	9.4%

Supplemental cash flow and expense information related to operating leases for the years ended December 31, 2024, 2023, and 2022 is shown below (in thousands):

	Year Ended December 31,
	2024	2023	2022

Operating cash outflows for operating leases	$12,179	$8,865	$7,073

Amortization of operating lease ROU assets	3,179	2,676	1,495
Interest expense on operating lease liabilities	6,340	6,380	5,406

No TIA reimbursements were received during the year ended December 31, 2024. For each of the years ended December 31, 2023 and 2022, TIA reimbursements totaled $2.6 million.

A summary of our future minimum lease commitments under non-cancellable leases as of December 31, 2024 is shown below (in thousands):

Operating Leases
2025	$12,898
2026	13,219
2027	13,469
2028	12,420
2029	11,968
Thereafter	22,871
Total lease payments	86,845
Less: imputed interest	(22,278)
Total	$64,567

APPIAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
5. Goodwill and Intangible Assets

The following table details the changes in goodwill during the fiscal years ended December 31, 2024 and 2023 (in thousands):

Carrying Amount
Balance as of December 31, 2022	$26,349
Foreign currency translation adjustments	757
Balance as of December 31, 2023	27,106
Foreign currency translation adjustments	(1,551)
Balance as of December 31, 2024	$25,555

Intangible assets, net consisted of the following as of December 31, 2024 and 2023 (in thousands):

	As of December 31,
	2024	2023
Developed technology	$6,685	$7,091
Customer relationships	896	950
Intangible assets, gross	7,581	8,041
Less: Accumulated amortization	(5,341)	(4,152)
Intangible assets, net	$2,240	$3,889

Intangible amortization expense was $1.5 million for each of the years ended December 31, 2024, 2023, and 2022. As of December 31, 2024, the weighted average remaining amortization periods for developed technology and customer relationships were approximately 1.7 years and 6.3 years, respectively.

The following table shows the projected annual amortization expense related to amortizable intangible assets as of December 31, 2024 (in thousands):

Year Ended December 31,
2025	$1,135
2026	730
2027	90
2028	90
2029	90
Thereafter	105
Total projected amortization expense	$2,240

APPIAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
6. Property and Equipment, net

Property and equipment, net consisted of the following as of December 31, 2024 and 2023 (in thousands):

	As of December 31,
	2024	2023
Leasehold improvements	$54,088	$53,313
Office furniture and fixtures	4,445	3,825
Computer software and hardware	9,363	10,491
Internally developed software	545	—
Equipment	191	194
Work in process	619	—
Property and equipment, gross	69,251	67,823
Less: Accumulated depreciation	(32,142)	(25,141)
Property and equipment, net	$37,109	$42,682

Depreciation expense totaled $8.5 million, $8.0 million, and $5.8 million for the years ended December 31, 2024, 2023, and 2022, respectively. During the years ended December 31, 2024, 2023, and 2022, we disposed of or retired $1.3 million, $1.4 million, and $1.0 million worth of fully depreciated property and equipment, respectively.

7. Accrued Expenses

Accrued expenses consisted of the following as of December 31, 2024 and 2023 (in thousands):

	As of December 31,
	2024	2023
Hosting costs	$3,047	$2,973
Contract labor costs	1,043	600
Marketing and tradeshow expenses	1,728	685
Audit and tax fees	1,029	1,499
Taxes payable	1,285	1,261
Legal costs	289	103
Reimbursable employee expenses	1,569	880
Third party license fees	668	678
Capital expenditures	66	644
Other accrued expenses	664	1,723
Total accrued expenses	$11,388	$11,046

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

APPIAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The following table summarizes outstanding debt balances as of December 31, 2024 and 2023 (in thousands):

	As of December 31,
	2024	2023
Borrowings under revolving credit facility	$62,000	$62,000
Secured term loan facility	189,563	145,813
Less: Debt issuance costs(1)	(1,139)	(1,224)
Total debt, net of debt issuance costs	$250,424	$206,589

Debt, current	$9,598	$66,368
Long-term debt	240,826	140,221
Total debt	$250,424	$206,589
(1) Deferred debt issuance costs associated with the term loan facility are recorded net of the debt obligation and amortized to interest expense over the term of the Credit Agreement.

The following table summarizes the annual maturities of the principal amount of total debt due as of December 31, 2024 (in thousands):

Year Ended December 31,
2025	$10,000
2026	10,000
2027	231,563
Total	$251,563

As of December 31, 2024, we were in compliance with all covenants contained in the Credit Agreement. In addition, we had $62.0 million outstanding borrowings under our $100.0 million revolving credit facility, and we had outstanding letters of credit totaling $14.6 million in connection with securing our leased office space.

APPIAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
9. Income Taxes

For the years ended December 31, 2024, 2023, and 2022, our loss before income taxes was comprised of the following (in thousands):

	Year Ended December 31,
	2024	2023	2022
Domestic	$(55,183)	$(89,925)	$(102,434)
Foreign	(36,025)	(18,307)	(47,794)
Total	$(91,208)	$(108,232)	$(150,228)

For the years ended December 31, 2024, 2023, and 2022, our income tax expense was comprised of the following (in thousands):

	Year Ended December 31,
	2024	2023	2022
Current:
Federal	$(10)	$34	$72
State	149	223	119
Foreign	1,864	4,523	1,409
Total current expense	2,003	4,780	1,600
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	(949)	(1,571)	(908)
Total deferred benefit	(949)	(1,571)	(908)
Total income tax expense	$1,054	$3,209	$692

APPIAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2024, 2023, and 2022, the provision for income taxes differs from the amount computed by applying the federal statutory income tax rates to our loss before the provision for income taxes as follows:

	Year Ended December 31,
	2024	2023	2022
U.S. federal statutory tax rate	21.0%	21.0%	21.0%
State tax expense	4.3	3.8	4.1
Foreign rate differential	(4.0)	(3.1)	(3.3)
Nondeductible expenses	(1.0)	(0.7)	(0.3)
Foreign tax expense	0.1	(0.4)	0.3
Equity compensation	3.7	(2.4)	1.0
Tax credits	7.3	9.5	4.7
Unrecognized tax benefits	(1.5)	(1.8)	(0.9)
Global intangible low-taxed income	(3.0)	—	—
Change in tax rate	0.8	(0.9)	0.3
Other	(0.5)	0.2	(0.5)
Return to provision	3.3	—	—
Deferred adjustments	(1.4)	(3.0)	(0.8)
Change in valuation allowance	(30.3)	(25.2)	(26.1)
Total	(1.2)%	(3.0)%	(0.5)%

The effective tax rate of (1.2)% in 2024 includes $27.6 million of tax expense attributable to the change in the valuation allowance in the United States and Switzerland, partially offset by $6.7 million of favorable tax benefits for research credits. In 2023, the effective tax rate of (3.0)% included $27.3 million of tax expense attributable to the change in the valuation allowance in the United States and Switzerland, partially offset by $10.3 million of favorable tax benefits for research credits. In 2022, the effective tax rate of (0.5)% included $39.2 million of tax expense attributable to the change in the valuation allowance in the United States, Switzerland, and Germany partially offset by $8.6 million of favorable tax benefits for research credits.

APPIAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Deferred tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amount of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
As of December 31, 2024 and 2023, significant components of our deferred tax assets and liabilities were as follows (in thousands):

	As of December 31,
	2024	2023
Deferred tax assets:
Net operating losses	$107,170	$103,299
Tax credits	34,885	29,582
Deferred revenue	521	861
Equity compensation	3,994	4,879
Lease liabilities	17,465	18,822
Accrued compensation	3,225	3,323
Bad debt	502	447
Other accrued expense	318	218
Capitalized research and development costs	45,820	35,047
Other	4,033	1,369
Gross deferred tax assets	217,933	197,847
Less: Valuation allowance	(187,969)	(161,966)
Total deferred tax assets	29,964	35,881

Deferred tax liabilities:
Prepaid expenses	(13,298)	(16,505)
Right-of-use assets	(8,406)	(10,626)
Depreciation	(3,245)	(3,779)
Intangible assets	(688)	(1,179)
Other	(198)	(341)
Total deferred tax liabilities	(25,835)	(32,430)
Net deferred tax assets	$4,129	$3,451

As of December 31, 2024 and 2023, we had $287.5 million and $295.9 million, respectively, of gross net operating loss (“NOL”) carryforwards for U.S. federal tax purposes. U.S. federal NOL carryforwards in the gross amount of $16.6 million and generated prior to 2018 will expire, if unused, in 2037. Under the Tax Cuts and Jobs Act of 2017 (the “TCJA”), as modified by the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), federal NOL carryforwards generated in tax years beginning after December 31, 2017 may be carried forward indefinitely. As of December 31, 2024, we had $270.9 million of gross NOL carryforwards generated after 2017 for U.S. federal tax purposes, which may be used to offset 80% of our taxable income annually.

Section 382 of the Internal Revenue Code limits the utilization of NOL carryforwards when ownership changes occur, as defined by that section. A number of states have similar state laws that limit utilization of state NOL carryforwards when ownership changes occur. We have performed an analysis of our Section 382 ownership changes and have determined all U.S. federal and state NOL carryforwards are available for use as of December 31, 2024.

Beginning in 2022, the TCJA eliminated the option to deduct research and development expenditures immediately in the year incurred and requires companies to amortize such expenditures over five or fifteen years for tax purposes, depending on whether the activities were incurred in the U.S. or outside of the U.S. The new research and development expenditures rules resulted in a tax-effected deferred tax asset (before valuation allowance) of approximately $45.8 million and $35.0 million as of December 31, 2024 and 2023, respectively. Due

APPIAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
to the full valuation allowance recorded against our U.S. deferred tax assets, there was no impact to net deferred tax assets. Additionally, there was no cash tax impact for 2024 due to our ability to use NOL carryforwards to fully offset taxable income generated by the changes to research and development expenditures.

As of December 31, 2024 and 2023, we had $32.5 million and $27.2 million, respectively, of U.S. federal tax credit carryforwards which will expire, if unused, between 2031 and 2044.

As of December 31, 2024 and 2023, we had U.S. gross state NOL carryforwards of $297.5 million and $306.8 million, respectively. We had tax-effected state NOL carryforwards of $17.8 million and $17.0 million as of December 31, 2024 and 2023, respectively. The rules regarding carryforwards vary from state to state, and the ability to utilize NOLs varies based on timing and amount. The majority of state NOL carryforwards generated prior to 2018 will expire, if unused, in 2037. Due to the TCJA, certain state NOL carryforwards generated after 2017 have an indefinite carryforward period.

As of December 31, 2024 and 2023, we had foreign gross NOL carryforwards of $230.1 million and $192.3 million, respectively, primarily attributable to our subsidiary in Switzerland. We had tax-effected foreign NOL carryforwards of $29.0 million and $21.8 million as of December 31, 2024 and 2023, respectively. In 2024, $1.0 million of tax-effected Swiss NOLs expired related to the 2017 tax year. An additional portion of those NOL carryforwards will expire each year, if unused, between 2025 and 2031.

As of December 31, 2024 and 2023 we had a total valuation allowance of $188.0 million and $162.0 million, respectively. The following table summarizes the activity related to our valuation allowances for the years ended December 31, 2024, 2023, and 2022 (in thousands):

	Year Ended December 31,
	2024	2023	2022
Beginning balance	$161,966	$132,581	$94,399
Charged to expense	27,605	27,267	39,203
Foreign currency translation adjustments	(1,602)	2,118	(1,021)
Deductions from reserve	—	—	—
Ending balance	$187,969	$161,966	$132,581

As of December 31, 2024, we continued to maintain a full valuation allowance against U.S. deferred tax assets based on our cumulative operating results as of December 31, 2024, three-year cumulative loss, and an assessment of our expected future results of operations. We have evaluated all evidence, both positive and negative, in assessing the likelihood of realizability, and we determined the negative evidence outweighed the positive evidence.

As of December 31, 2024, we have a valuation allowance of $26.2 million against foreign deferred tax assets at our subsidiary in Switzerland. Based on our cumulative operating results as of December 31, 2024 and assessment of our expected future results of operations, we determined it was not more likely than not we would be able to realize the deferred tax assets prior to expiration.

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

APPIAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2024 and 2023, we had unrecognized tax benefits of $7.8 million and $6.5 million, respectively, none of which would affect our effective tax rate if recognized due to the valuation allowance. The following table summarizes the activity related to our unrecognized tax benefit from December 31, 2021 to December 31, 2024 (in thousands):

Balance as of December 31, 2021	$3,089
Additions for tax positions in current years	1,399
Additions for tax positions in prior years	—
Reductions due to lapse in statutes of limitations	—
Settlements	—
Balance as of December 31, 2022	4,488
Additions for tax positions in current years	1,740
Additions for tax positions in prior years	256
Reductions due to lapse in statutes of limitations	—
Settlements	—
Balance as of December 31, 2023	6,484
Additions for tax positions in current years	1,374
Reductions for tax positions in prior years	(18)
Reductions due to lapse in statutes of limitations	—
Settlements	—
Balance as of December 31, 2024	$7,840

We recognize interest and penalties related to uncertain tax positions in income tax expense. Our uncertain tax positions primarily relate to federal research and development tax credits. During the years ended December 31, 2024, 2023, and 2022, we recognized nominal amounts in interest. The cumulative balances of interest and penalties as of December 31, 2024 and 2023 were immaterial. We anticipate total unrecognized tax benefits will not decrease over the next year.

We file income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions. Due to the NOL carryforward, tax years 2016 through 2024 remain open to examination by the major taxing jurisdictions to which we are subject. There are no open examinations that would have a meaningful impact to our consolidated financial statements.

10. Stock-Based Compensation

Equity Incentive Plans

In May 2017, our Board of Directors adopted, and our stockholders approved, the 2017 Equity Incentive Plan (the “2017 Plan”). The 2017 Plan provides for the grant of incentive stock options to employees and for the grant of nonstatutory stock options, restricted stock awards, restricted stock units (“RSUs”), stock appreciation rights, performance-based stock awards, and other forms of equity compensation to employees, including officers, non-employee directors, and consultants. We initially reserved 6,421,442 shares of Class A common stock for issuance under the 2017 Plan, which included 421,442 shares that remained available for issuance under our 2007 Stock Option Plan (the “2007 Plan”) at the time the 2017 Plan became effective. The number of shares reserved under the 2017 Plan increases for any shares subject to outstanding awards originally granted under the 2007 Plan that expire or are forfeited prior to exercise. As a result of the adoption of the 2017 Plan, no further grants may be made under the 2007 Plan. As of December 31, 2024, there were 7,196,533 shares of Class A common stock reserved for issuance under the 2017 Plan, of which 2,009,200 are still available to be issued.

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

The only stock option awarded during the years ended December 31, 2024, 2023, and 2022 was the 2022 CEO Grant. The following table summarizes the assumptions used to estimate the fair value of the 2022 CEO stock option grant:

	Year Ended December 31,
	2024	2023	2022
Risk-free interest rate	*	*	3.01%
Expected term (in years)	*	*	**
Expected volatility	*	*	70.00%
Expected dividend yield	*	*	—%
* Not applicable because no stock options were granted during the period.
** Each Vesting Price Threshold for the 2022 CEO grant has a unique expected term ranging from 3.4 years to 4.1 years.

APPIAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes stock option activity for the years ended December 31, 2024, 2023, and 2022:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2021	2,953,356	$15.16	4.0	$147,812
Granted	700,000	50.63
Exercised	(937,217)	27.14		32,858
Expired	(7,900)	4.06
Forfeited	(10,280)	12.28
Outstanding at December 31, 2022	2,697,959	20.25	5.1	45,862
Granted	—	—
Exercised	(98,610)	7.56		3,387
Expired	—	—
Forfeited	—	—
Outstanding at December 31, 2023	2,599,349	20.73	4.2	53,089
Granted	—	—
Exercised	(1,543,436)	9.37		36,383
Expired	(384)	12.00
Forfeited	—	—
Outstanding at December 31, 2024	1,055,529	$37.34	5.6	$7,751

Exercisable at December 31, 2024	355,529	$11.18	2.1	$7,751

No stock options were vested during the year ended December 31, 2024 and 2023. The total fair value of stock options that vested during the year ended December 31, 2022 was $0.9 million. As of December 31, 2024, the total compensation cost related to unvested stock options not yet recognized, which relates exclusively to the 2022 CEO Grant, was $5.9 million. This amount will be recognized over a remaining weighted average period of 1.22 years.

APPIAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Restricted Stock Units

The following table summarizes RSU activity for the years ended December 31, 2024, 2023, and 2022:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested and outstanding at December 31, 2021	1,209,529	$70.99
Granted	606,203	52.63
Vested	(403,648)	58.63
Forfeited	(221,364)	70.30
Non-vested and outstanding at December 31, 2022	1,190,720	65.97
Granted	710,278	42.52
Vested	(668,119)	58.64
Forfeited	(154,815)	62.73
Non-vested and outstanding at December 31, 2023	1,078,064	55.52
Granted	987,528	35.61
Vested	(657,897)	52.04
Forfeited	(261,535)	45.81
Non-vested and outstanding at December 31, 2024	1,146,160	$42.59

As of December 31, 2024, total unrecognized compensation cost related to unvested RSUs was approximately $32.1 million, which will be recognized over a weighted average period of 1.5 years.

The following table summarizes the components of our stock-based compensation expense by instrument type for the years ended December 31, 2024, 2023, and 2022 (in thousands):

	Year Ended December 31,
	2024	2023	2022
RSUs	$33,267	$37,563	$35,290
Stock options	5,059	5,045	2,790
Common stock awards to Board of Directors	719	779	750
Total stock-based compensation expense	$39,045	$43,387	$38,830

The following table summarizes stock-based compensation expense by line item in the accompanying consolidated statements of operations for the years ended December 31, 2024, 2023, and 2022 (in thousands):

	Year Ended December 31,
	2024	2023	2022
Cost of revenue
Subscriptions	$848	$925	$996
Professional services	5,674	6,055	5,309
Operating expenses
Sales and marketing	8,200	10,842	9,152
Research and development	11,716	12,486	12,523
General and administrative	12,607	13,079	10,850
Total stock-based compensation expense	$39,045	$43,387	$38,830

APPIAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
11. Stockholders' Equity

We have authorized 500,000,000 shares of Class A common stock and 100,000,000 shares of Class B common stock, each with a par value of $0.0001 per share. As of December 31, 2024, our shares of Class A common stock, which are publicly traded on the Nasdaq Global Market, totaled 42,938,701 issued and outstanding while our shares of Class B common stock, which are not publicly traded, totaled 31,090,085 issued and outstanding. The rights of the holders of Class A common stock and Class B common stock are identical except with respect to voting and conversion rights. The holders of Class A common stock are entitled to one vote per share, and the holders of Class B common stock are entitled to ten votes per share on all matters subject to stockholder vote. The holders of Class B common stock also have approval rights for certain corporate actions. Each share of Class B common stock may be converted into one share of Class A common stock at the option of its holder and will be automatically converted upon transfer thereof, subject to certain exceptions. In addition, upon the date on which the outstanding shares of Class B common stock represent less than 10% of the aggregate voting power of our capital stock, all outstanding shares of Class B common stock will convert automatically into Class A common stock.

12. Basic and Diluted Loss per Common Share

The following table sets forth the computation of basic and diluted net loss per share for the years ended December 31, 2024, 2023, and 2022 (in thousands, except share and per share data):

	Year Ended December 31,
	2024	2023	2022
Numerator:
Net loss	$(92,262)	$(111,441)	$(150,920)
Denominator:
Weighted average common shares outstanding, basic and diluted	72,988,064	73,102,470	72,455,175
Net loss per share, basic and diluted	$(1.26)	$(1.52)	$(2.08)

Due to net losses for the years ended December 31, 2024, 2023, and 2022, basic and diluted net loss per share were equal as the effect of potentially dilutive securities would have been antidilutive.

The following outstanding securities, prior to the use of the treasury stock method, have been excluded from the computation of diluted weighted-average shares outstanding for the respective periods below because they would have been antidilutive to earnings per share:

	Year Ended December 31,
	2024	2023	2022
Stock options	1,055,529	2,599,349	2,697,959
Non-vested restricted stock units	1,146,160	1,078,064	1,190,720

13. Commitments, Contingencies, and Other Matters

Minimum Purchase Commitments

We have a non-cancellable cloud hosting arrangement with Amazon Web Services (“AWS”) that contains provisions for minimum purchase commitments. Specifically, purchase commitments under the agreement total $220.0 million over five years. The agreement, which was originated in July 2021 and amended in October 2024, currently contains minimum annual spending requirements of $44.0 million from November 2024 to October 2029. Spending under this agreement for the years ended December 31, 2024, 2023, and 2022 totaled $41.2 million, $36.6 million, and $33.1 million, respectively. The timing of payments under the agreement may vary. We expect to meet our minimum annual spending requirement during the term of the arrangement.

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

Defendant Youyong Zou has satisfied the judgment of $5,000 (plus interest) against him in lieu of appealing that judgment. On September 15, 2022, Pegasystems filed a notice of appeal to the Court of Appeals of Virginia. On July 30, 2024, the Court of Appeals of Virginia issued a decision reversing the judgment against Pegasystems and remanding for a new trial. The decision rejected Pegasystems’ argument that Appian had not presented evidence that trade secrets were misappropriated but reversed the judgment on the basis of evidentiary and damages rulings made by the trial court. On August 29, 2024, Appian submitted a petition to the Supreme Court of Virginia seeking to reverse the Court of Appeals decision and reinstate the full judgment against Pegasystems. Pegasystems filed an opposition to the petition and cross-issues for appeal on October 21, 2024. Appian's petition was heard on February 11, 2025. The timeline for rendering a decision is solely in the control of the Supreme Court.

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

The total cost of the policy was capitalized and is being amortized on a straight-line basis over the estimated length of the appeals process. We currently estimate the total length of the appeals process (solely for amortization purposes) to be approximately four years. This estimate is reviewed each reporting period. Amortization expense associated with the JPI premium is recorded to general and administrative expenses in our consolidated statements of operations. JPI amortization expense was $15.8 million and $6.0 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, $12.5 million of the unamortized balance is classified as ‘Prepaid expenses and other current assets’ while the remaining $22.9 million is classified as ‘Other assets’ on our consolidated balance sheets.

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

APPIAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Share Repurchase Program

In February 2024, our Board of Directors authorized a program to repurchase up to $50.0 million of our common stock from March 2024 to February 2026. In March 2024, we repurchased 1.3 million shares under this program at an average share price of $37.86, totaling an aggregate cost of $50.0 million. As of December 31, 2024, shareholders’ equity included 74.0 million shares outstanding, and all treasury shares were reissued.

14. Segment and Geographic Information

Operating segments are defined as components of an enterprise for which discrete financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”) for purposes of allocating resources and evaluating financial performance. We have determined our CODM is our Chief Executive Officer.

We have one operating and one reportable segment, representing our consolidated business that helps organizations design, automate, and optimize important business processes from start to finish. We generate revenue from customers primarily through the sale of cloud and term subscriptions bundled with maintenance and support as well as professional services revenue from fees for our consulting services and training related to our platform. Our reportable segment determination is based on our management and internal reporting structure, the nature of the subscriptions and services we offer, and the financial information evaluated regularly by our CODM.

The CODM uses operating loss and net loss reported on the consolidated statements of operations to assess performance for the segment and decide how to allocate resources. In addition, the CODM reviews the expense categories presented on the consolidated statements of operations to manage the Company’s operations. Operating loss and net loss are used to evaluate profitability trends in the business, and the CODM considers budget-to-actual variances for both profit measures when making decisions about allocating capital and resources. Further, the measure of segment assets is total assets as reported on the consolidated balance sheets.

The following table summarizes revenue by geography for the years ended December 31, 2024, 2023, and 2022 (in thousands):

	Year Ended December 31,
	2024	2023	2022
Domestic	$391,002	$350,210	$311,075
International	226,020	195,153	156,916
Total	$617,022	$545,363	$467,991

With respect to geographic information, revenue is attributed to respective geographies based on the contracting address of the customer. The value of our long-lived assets, which are comprised of property and equipment and intangible assets with finite lives as well as right-of-use assets, held in the United States and internationally as of December 31, 2024 were $29.6 million and $9.8 million, respectively. As of December 31, 2023, our long-lived assets held in the United States and internationally were $34.0 million and $12.6 million, respectively.

APPIAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
15. Retirement Plans

We have a defined contribution 401(k) retirement and savings plan (the “Plan”) to provide retirement benefits for all eligible employees. With limited exceptions, all employees over the age of 21 on the first day of the month immediately following the month of hiring are eligible to participate in the Plan. The Plan allows eligible employees to make salary-deferred contributions up to 75% of their pre-tax annual compensation, as defined in the Plan, as long as the total contributed does not exceed the annual maximum allowable amount under the Internal Revenue Code. The Company makes a semi-monthly matching contribution of 100% of the employee's contribution for that pay period, up to a maximum of 4% of the employee's eligible gross compensation for that pay period. Company contributions vest ratably based on years of service over a four year period, beginning with the completion of the first year of service. For the years ended December 31, 2024, 2023, and 2022, we incurred $12.8 million, $12.9 million, and $11.5 million, respectively, in contribution expense related to employer matching contributions.

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

The asset or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques maximize the use of relevant observable inputs and minimize the use of unobservable inputs. There were no instruments measured at fair value on a recurring basis using significant unobservable inputs during the years ended December 31, 2024 and 2023.

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

The carrying amounts of our accounts receivable, accounts payable, and accrued expenses approximate fair value as of December 31, 2024 and 2023 because of the relatively short duration of these instruments. Additionally, the carrying value of our debt associated with the term loan facility approximates fair value because the interest rates are variable and reset on relatively short durations to then-market rates.

APPIAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Investments

Our investment portfolio consists largely of debt investments classified as available-for-sale. Changes in the fair value of available-for-sale securities, excluding other-than-temporary impairments, have been recorded in ‘Accumulated other comprehensive loss’ in our consolidated balance sheets. The components of our investments as of December 31, 2024 and 2023 are as follows (in thousands):

	As of December 31, 2024
	Fair Value Measurement				Balance Sheet Classification
	Fair Value Level	Cost Basis	Unrealized Gains (Losses)	Fair Value	Cash and Cash Equivalents	Short-term Investments and Marketable Securities
Cash	Level 1	$106,338	$—	$106,338	$106,338	$—
Money market fund	Level 1	12,214	—	12,214	12,214	—
U.S. Treasury bonds	Level 1	24,376	26	24,402	—	24,402
Commercial paper	Level 2	2,974	3	2,977	—	2,977
Corporate bonds	Level 2	13,900	29	13,929	—	13,929
Total investments		$159,802	$58	$159,860	$118,552	$41,308

As of December 31, 2023, our investments consisted of the following (in thousands):

	As of December 31, 2023
	Fair Value Measurement				Balance Sheet Classification
	Fair Value Level	Cost Basis	Unrealized Gains (Losses)	Fair Value	Cash and Cash Equivalents	Short-Term Investments and Marketable Securities
Cash	Level 1	$93,029	$—	$93,029	$93,029	$—
Money market fund	Level 1	56,322	—	56,322	56,322	—
U.S. Treasury bonds	Level 1	4,830	(2)	4,828	—	4,828
Agency bonds	Level 2	4,828	(3)	4,825	—	4,825
Total investments		$159,009	$(5)	$159,004	$149,351	$9,653

There were no Level 3 assets held at any point during the years ended December 31, 2024 and 2023. Additionally, there were no transfers between Levels 1 and 2 during the years ended December 31, 2024 and 2023. Interest income on our investments totaled $6.8 million, $9.0 million, and $0.9 million for the years ended December 31, 2024, 2023, and 2022, respectively.

The contractual maturities of our debt securities as of December 31, 2024 and 2023 are all one year or less. Actual maturities may differ from contractual maturities because borrowers have the right to call or prepay certain obligations.

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

Our management, with the participation of our Chief Executive Officer and our Interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. Based on the evaluation of our disclosure controls and procedures as of December 31, 2024, our Chief Executive Officer and Interim Chief Financial Officer concluded, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) of the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013). Based on this assessment, management concluded that, as of December 31, 2024, our internal control over financial reporting was effective.

The Annual Report on Form 10-K includes an attestation report of our independent registered public accounting firm regarding internal control over financial reporting, which appears in Part II, Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There have been no material changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Interim Chief Financial Officer, believes our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, our management does not expect our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance the objectives of the control system are met. Further, the design of a control system must reflect the fact there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 9B. Other Information.

The information set forth below is included herein for purposes of providing disclosure under Form 8-K.

Rule 10b5-1 Trading Plans

The adoption or termination of contracts, instructions, or written plans for the purchase or sale of our securities by our Section 16 officers and directors for the three months ended December 31, 2024, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (“Rule 10b5-1 Plan”), were as follows:

Name	Title	Action	Date Adopted	Expiration Date	Aggregate # of Securities to be Purchased/Sold
Robert Kramer (1)	General Manager and Director	Adoption	12/3/2024	3/5/2026	236,382
(1) Robert Kramer, General Manager and a member of the Board of Directors, entered into a prearranged stock trading plan pursuant to Rule 10b5-1 on December 3, 2024. Mr. Kramer’s plan provides for the potential sale of up to 236,382 shares of Appian Class A common stock. The plan commences on March 6, 2025 and expires on the earlier of the completion of all authorized transactions under the plan or March 5, 2026.

Other than disclosed above, none of our directors or officers adopted or terminated a "non-Rule 10b5-1 trading arrangement" as defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to our Proxy Statement for our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2024.

We have adopted a Code of Conduct, applicable to all of our employees, executive officers, and directors. The Code of Conduct is available on our website at www.appian.com. We expect any amendments to the Code of Conduct or any waivers of its requirement will be disclosed on our website as required by applicable law or the listing standards of the Nasdaq Global Market. The information contained on, or that can be accessed through, our website is not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our website are intended to be inactive textual references only.

We have adopted an insider trading policy governing the purchase, sale, and/or other dispositions of our securities by our directors, officers, and employees that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations, and the exchange listing standards applicable to us. A copy of our insider trading policy is filed as Exhibit 19 to this Annual Report on Form 10-K.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to our Proxy Statement for our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to our Proxy Statement for our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2024.

Item 13. Certain Relationships and Related Transactions and Director Independence.

The information required by this item is incorporated by reference to our Proxy Statement for our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2024.

Item 14. Principal Accountant Fees and Services.

The information required by this item is incorporated by reference to our Proxy Statement for our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2024.

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

10.17	Letter of Engagement dated October 10, 2024 by and between Appian Corporation and Mark Lynch.+
Previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-38098) filed with the Securities and Exchange Commission on November 7, 2024, and incorporated herein by reference.

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

10.30
Joinder and Fourth Amendment to Credit Agreement, dated as of February 12, 2024, by and among Appian Corporation, Silicon Valley Bank, a division of First-Citizens Bank & Trust Company, MUFG Bank, Ltd., Wells Fargo Bank, N.A., Comerica Bank, Customers Bank, The Toronto-Dominion Bank, New York Branch, and The Bank of Nova Scotia.

Previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-38098) filed with the Securities and Exchange Commission on May 2, 2024, and incorporated herein by reference.

10.31
Fifth Amendment to Credit Agreement, dated as of March 12, 2024, by and among Appian Corporation, Silicon Valley Bank, a division of First-Citizens Bank & Trust Company, Wells Fargo Bank, N.A., Comerica Bank, MUFG Bank, Ltd., Customers Bank, The Toronto-Dominion Bank, New York Branch, and The Bank of Nova Scotia.

Previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-38098) filed with the Securities and Exchange Commission on May 2, 2024, and incorporated herein by reference.

10.32	Employment Agreement, dated as of November 20, 2024, by and between Appian Corporation and Mark Dorsey.+	Filed herewith.

19	Insider Trading Policy.	Filed herewith.

21.1	Subsidiaries of Appian Corporation.	Filed herewith.

23.1	Consent of BDO USA, P.C., independent registered public accounting firm.	Filed herewith.

24.1	Power of Attorney. Reference is made to the signature page hereto.	Filed herewith.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*	Filed herewith.

97	Appian Corporation Compensation Recoupment Policy dated October 31, 2023
Previously filed as Exhibit 97 to the Company’s Annual Report on Form 10-K (File No. 001-38098) filed with the Securities and Exchange Commission on February 15, 2024, and incorporated herein by reference.

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

APPIAN CORPORATION

February 19, 2025	By:	/s/ Matthew Calkins	/s/ Mark Lynch
		Name: Matthew Calkins	Name: Mark Lynch
		Title: Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	Title: Interim Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

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

Signature	Title	Date
/s/ Matthew Calkins Matthew Calkins	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	February 19, 2025
/s/ Mark Lynch Mark Lynch	Interim Chief Financial Officer and Director (Principal Financial Officer)	February 19, 2025
/s/ Michael Beckley Michael Beckley	Chief Technology Officer and Director	February 19, 2025
/s/ Robert Kramer Robert Kramer	General Manager and Director	February 19, 2025
/s/ A.G.W. “Jack” Biddle, III A.G.W. "Jack" Biddle, III	Director	February 19, 2025
/s/ Shirley Edwards Shirley Edwards	Director	February 19, 2025
/s/ Carl ”Boe” Hartman II Carl “Boe” Hartman II	Director	February 19, 2025
/s/ Barbara “Bobbie” Kilberg Barbara “Bobbie” Kilberg	Director	February 19, 2025
/s/ William McCarthy William McCarthy	Director	February 19, 2025