Form 10-Q
period 2025-03-31
APPIAN CORP
filed 2025-05-08
CIK 1441683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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

As of May 5, 2025, there were 43,140,083 shares of the registrant’s Class A common stock and 31,088,085 shares of the registrant’s Class B common stock, each with a par value of $0.0001 per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

APPIAN CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and share data)

	As of
	March 31, 2025	December 31, 2024
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$134,982	$118,552
Short-term investments and marketable securities	64,716	41,308
Accounts receivable, net of allowance of $2,323 and $3,396, respectively	136,037	195,069
Deferred commissions, current	34,858	36,630
Prepaid expenses and other current assets	41,309	43,984
Total current assets	411,902	435,543
Property and equipment, net of accumulated depreciation of $34,326 and $32,142, respectively	36,330	37,109
Goodwill	26,546	25,555
Intangible assets, net of accumulated amortization of $5,842 and $5,341, respectively	2,032	2,240
Right-of-use assets for operating leases	31,645	31,081
Deferred commissions, net of current portion	58,457	60,540
Deferred tax assets	4,388	4,129
Other assets	21,599	24,842
Total assets	$592,899	$621,039
Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$6,574	$4,322
Accrued expenses	13,825	11,388
Accrued compensation and related benefits	26,487	34,223
Deferred revenue	258,582	281,760
Debt	9,598	9,598
Operating lease liabilities	12,798	12,378
Other current liabilities	2,518	1,087
Total current liabilities	330,382	354,756
Long-term debt	238,426	240,826
Non-current operating lease liabilities	51,518	52,189
Deferred revenue, non-current	3,944	5,477
Other non-current liabilities	374	431
Total liabilities	624,644	653,679
Stockholders’ deficit
Class A common stock—par value 0.0001; 500,000,000 shares authorized as of March 31, 2025 and December 31, 2024 and 43,132,115 and 42,938,701 shares issued as of March 31, 2025 and December 31, 2024, respectively	4	4
Class B common stock—par value 0.0001; 100,000,000 shares authorized as of March 31, 2025 and December 31, 2024 and 31,088,085 and 31,090,085 shares issued as of March 31, 2025 and December 31, 2024, respectively	3	3
Additional paid-in capital	597,086	591,281
Accumulated other comprehensive loss	(15,507)	(11,774)
Accumulated deficit	(613,331)	(612,154)
Total stockholders’ deficit	(31,745)	(32,640)
Total liabilities and stockholders’ deficit	$592,899	$621,039

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPIAN CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share data)

	Three months ended March 31,
	2025	2024
Revenue
Subscriptions	$134,352	$117,694
Professional services	32,074	32,141
Total revenue	166,426	149,835
Cost of revenue
Subscriptions	14,894	12,270
Professional services	24,024	25,727
Total cost of revenue	38,918	37,997
Gross profit	127,508	111,838
Operating expenses
Sales and marketing	54,553	58,156
Research and development	39,517	39,771
General and administrative	34,272	33,446
Total operating expenses	128,342	131,373
Operating loss	(834)	(19,535)
Other non-operating (income) expense
Other (income) expense, net	(5,716)	8,207
Interest expense	5,318	5,646
Total other non-operating (income) expense	(398)	13,853
Loss before income taxes	(436)	(33,388)
Income tax expense (benefit)	741	(465)
Net loss	$(1,177)	$(32,923)
Net loss per share:
Basic and diluted	$(0.02)	$(0.45)
Weighted average common shares outstanding:
Basic and diluted	74,094	73,300

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPIAN CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited, in thousands)

	Three Months Ended March 31,
	2025	2024
Net loss	$(1,177)	$(32,923)
Comprehensive loss, net of income taxes
Foreign currency translation adjustments	(3,716)	12,843
Unrealized (loss) gains on available-for-sale securities	(17)	4
Other comprehensive loss, net of income taxes	$(4,910)	$(20,076)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPIAN CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
(unaudited, in thousands, except share data)

			Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Deficit
	Common Stock
	Shares	Amount
Balance, December 31, 2024	74,028,786	$7	$591,281	$(11,774)	$(612,154)	$(32,640)
Net loss	—	—	—	—	(1,177)	(1,177)
Issuance of common stock to directors	4,735	—	—	—	—	—
Vesting of restricted stock units	167,726	—	(3,199)	—	—	(3,199)
Exercise of stock options	18,953	—	190	—	—	190
Stock-based compensation expense	—	—	8,814	—	—	8,814
Other comprehensive loss	—	—	—	(3,733)	—	(3,733)
Balance, March 31, 2025	74,220,200	$7	$597,086	$(15,507)	$(613,331)	$(31,745)

			Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Common Stock
	Shares	Amount
Balance, December 31, 2023	73,366,766	$7	$—	$595,781	$(23,555)	$(519,892)	$52,341
Net loss	—	—	—	—	—	(32,923)	(32,923)
Issuance of common stock to directors	4,974	—	—	—	—	—	—
Vesting of restricted stock units	141,563	—	—	(2,862)	—	—	(2,862)
Exercise of stock options	43,460	—	—	345	—	—	345
Repurchase of common stock	(1,320,531)	—	(50,019)	—	—	—	(50,019)
Stock-based compensation expense	—	—	—	10,606	—	—	10,606
Other comprehensive income	—	—	—	—	12,847	—	12,847
Balance, March 31, 2024	72,236,232	$7	$(50,019)	$603,870	$(10,708)	$(552,815)	$(9,665)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPIAN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net loss	$(1,177)	$(32,923)
Adjustments to reconcile net loss to net cash provided by operating activities
Stock-based compensation	10,039	10,606
Depreciation expense and amortization of intangible assets	2,446	2,361
Bad debt expense	(125)	(135)
Amortization of debt issuance costs	150	140
Loss on disposal of property and equipment	—	—
Benefit for deferred income taxes	(163)	(450)
Foreign currency transaction (gains) losses, net	(3,989)	11,806
Changes in assets and liabilities
Accounts receivable	60,259	40,061
Prepaid expenses and other assets	6,107	(2,245)
Deferred commissions	3,855	1,569
Accounts payable and accrued expenses	4,755	5,187
Accrued compensation and related benefits	(9,306)	(8,703)
Other current and non-current liabilities	507	1,944
Deferred revenue	(27,554)	(10,120)
Operating lease assets and liabilities	(838)	(232)
Net cash provided by operating activities	44,966	18,866
Cash flows from investing activities
Proceeds from maturities of investments	13,611	9,657
Purchases of investments	(37,037)	—
Purchases of property and equipment	(651)	(2,198)
Net cash (used by) provided by investing activities	(24,077)	7,459
Cash flows from financing activities
Proceeds from borrowings	—	50,000
Payments for debt issuance costs	—	(463)
Debt repayments	(2,500)	(1,250)
Repurchase of common stock	—	(50,019)
Payments for employee taxes related to the net share settlement of equity awards	(3,199)	(2,862)
Proceeds from exercise of common stock options	190	345
Net cash used by financing activities	(5,509)	(4,249)
Effect of foreign exchange rate changes on cash and cash equivalents	1,050	(1,319)
Net increase in cash and cash equivalents	16,430	20,757
Cash and cash equivalents at beginning of period	118,552	149,351
Cash and cash equivalents at end of period	$134,982	$170,108

Supplemental disclosure of cash flow information
Cash paid for interest	$5,018	$5,325
Cash paid for income taxes	$798	$751
Supplemental disclosure of non-cash investing and financing activities
Accrued capital expenditures	$784	$484
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPIAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Organization and Description of Business

Appian Corporation (together with its subsidiaries, “Appian,” the “Company,” “we,” or “our”) is “The Process Company”. We deliver a software platform that helps organizations run better processes that reduce costs, improve customer experiences, and gain a strategic edge. Committed to client success, we serve many of the world’s largest companies across various industries. We believe processes define each organization. Processes are how they operate, deliver value, and interact with their customers. Appian has both the platform and the expertise to enable enterprise transformation.

We are headquartered in McLean, Virginia and operate both in the United States and internationally, including Australia, Canada, France, Germany, India, Italy, Japan, Mexico, the Netherlands, Portugal, Singapore, Spain, Sweden, Switzerland, and the United Kingdom.

2. Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements and footnotes include the accounts of Appian and its wholly-owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) for interim financial reporting. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, changes in stockholders’ deficit, and cash flows. All intercompany accounts and transactions have been eliminated in consolidation.

The results of operations for the current period are not necessarily indicative of the results for the full year or the results for any future periods. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission (the “SEC”) on February 19, 2025.

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

Significant estimates embedded in the consolidated financial statements include, but are not limited to, revenue recognition, income taxes and the related valuation allowance established against deferred tax assets, the amortization period of deferred commissions, the amortization period of the cost to obtain the judgment preservation insurance policy (as discussed in Note 12), and stock-based compensation.

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

With regard to our customers, credit evaluation and account monitoring procedures are used to minimize the risk of loss. For the three months ended March 31, 2025, revenue generated from government agencies represented 33.4% of total revenue, of which revenue from U.S. federal government agencies was 23.9% of total revenue. For the three months ended March 31, 2024, revenue generated from government agencies represented 29.5% of total revenue, of which revenue from U.S. federal government agencies was 21.7% of total revenue. Additionally, 36.2% and 37.2% of our revenue during the three months ended March 31, 2025 and 2024, respectively, was generated from international customers. No single end-customer accounted for more than 10% of our total revenue in the three months ended March 31, 2025 or 2024. As of March 31, 2025 and 2024, we had one reseller whose balance comprised 12.2% and 11.5% of total accounts receivable, respectively.

Cash and Cash Equivalents

We consider all highly liquid investments with original maturities of three months or less, as well as overnight repurchase agreements, to be cash equivalents.

Allowance for Doubtful Accounts

Accounts receivable and unbilled revenue are stated at realizable value, net of an allowance for doubtful accounts. The allowance is based on our assessment of the collectability of accounts and incorporates an estimation of expected lifetime credit losses on our receivables. We regularly review the composition of the accounts receivable aging, historical bad debts, changes in payment patterns, customer creditworthiness, current economic trends, and reasonable economic forecasts that affect collectibility. If the financial condition of our customers were to deteriorate, resulting in their inability to make required payments, additional provisions for doubtful accounts would be required and would increase bad debt expense. The allowance for doubtful accounts totaled $2.3 million and $3.4 million as of March 31, 2025 and December 31, 2024, respectively.

Deferred Commissions

We capitalize costs of obtaining a contract with a customer, which consist of sales commissions paid to our sales team and the associated incremental payroll taxes. These costs are recorded as deferred commissions in the consolidated balance sheets. Costs to obtain a subscriptions contract for a new customer or upsell an existing subscriptions customer are amortized over an estimated economic life of five years as sales commissions on initial sales are not commensurate with sales commissions on contract renewals. Commissions paid relating to contract renewals are deferred and amortized over the related renewal period. We determine the estimated economic life based on both qualitative and quantitative factors such as expected renewals, product life cycles, contractual terms, and customer attrition. We periodically review the carrying amount of deferred contract acquisition costs to determine whether events or changes in circumstances have occurred that could impact the estimated economic life. Costs to obtain a contract for professional services arrangements are expensed as incurred as the contractual period of our professional services arrangements are one year or less.

Amortization associated with deferred commissions is recorded to sales and marketing expense in our consolidated statements of operations. Total commission expense was $12.2 million and $11.4 million for the three months ended March 31, 2025 and 2024, respectively.

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

Treasury Stock

We account for treasury stock under the cost method. In 2024, we reissued treasury stock to satisfy employee stock option exercises and the vesting of restricted stock units as well as for issuances of common stock to our Board of Directors. Because we are in an accumulated deficit position, all reissuances of treasury stock were recorded as a decrease to additional-paid-in-capital in our consolidated balance sheets.

Recent Accounting Pronouncements

Adopted

We have not adopted any new accounting guidance in 2025 that has had a material impact on our consolidated financial statements or disclosures.

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

The following table summarizes revenue recorded during the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Cloud subscriptions	$99,826	$86,603
Term license subscriptions	26,914	23,771
Maintenance and support	7,612	7,320
Total subscriptions	134,352	117,694
Professional services	32,074	32,141
Total revenue	$166,426	$149,835

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

Significant Judgments and Estimates

Determining the Transaction Price

The transaction price is the total amount of consideration we expect to receive in exchange for the service offerings in a contract and may include both fixed and variable components. Variable consideration is included in the transaction price to the extent it is probable a significant reversal will not occur. The amount of variable consideration excluded from the transaction price for the three months ended March 31, 2025 and 2024 was immaterial. Our estimates of variable consideration are also subject to subsequent true-up adjustments and may result in changes to transaction prices; however, such true-up adjustments are not expected to be material.

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

The following table sets forth our contract asset and contract liability balances (in thousands):

	As of
	March 31, 2025	December 31, 2024	March 31, 2024	December 31, 2023
Contract assets, current*	$8,868	$12,933	$10,371	$12,052
Contract assets, non-current*	331	643	1,192	915
Total contract assets	$9,199	$13,576	$11,563	$12,967

Deferred revenue, current	$258,582	$281,760	$220,943	$235,992
Deferred revenue, non-current	3,944	5,477	5,216	4,700
Total contract liabilities	$262,526	$287,237	$226,159	$240,692
* Current and non-current contract assets are reported as components of the ‘Prepaid expenses and other current assets’ and ‘Other assets’ line items, respectively, in our consolidated balance sheets.

Revenue recognized from amounts included in contract liabilities at the beginning of the period totaled $118.2 million and $94.2 million for the three months ended March 31, 2025 and 2024, respectively.

Transaction Price Allocated to the Remaining Performance Obligations

As of March 31, 2025, we had an aggregate transaction price of $519.1 million allocated to unsatisfied performance obligations. We expect to recognize $331.9 million of this balance as revenue over the next 12 months with the remaining amount recognized thereafter.

4. Leases

As of March 31, 2025, our lease portfolio consists entirely of operating leases for corporate offices. Our operating leases have remaining lease terms with various expiration dates through 2031, and some leases include options to extend the term for up to an additional 10 years.

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

The following table sets forth the components of lease expense for the three months ended March 31, 2025 and 2024 (in thousands, exclusive of sublease income):

	Three Months Ended March 31,
	2025	2024
Operating lease cost	$2,393	$2,411
Short-term lease cost	250	332
Variable lease cost	1,372	1,313
Total	$4,015	$4,056

Sublease income totaled $0.3 million for each of the three months ended March 31, 2025 and 2024.

Supplemental Lease Information

Supplemental balance sheet information related to operating leases as of March 31, 2025 and December 31, 2024 is presented in the following table (in thousands, except for lease term and discount rate):

	As of
	March 31, 2025	December 31, 2024
Right-of-use assets for operating leases	$31,645	$31,081

Operating lease liabilities, current	$12,798	$12,378
Operating lease liabilities, net of current portion	51,518	52,189
Total operating lease liabilities	$64,316	$64,567

Weighted average remaining lease term (in years)	6.2	6.5

Weighted average discount rate	9.4%	9.4%

Supplemental cash flow and expense information related to operating leases for the three months ended March 31, 2025 and 2024 is shown below (in thousands):

	Three Months Ended March 31,
	2025	2024
Operating cash outflows for operating leases	$3,193	$2,643

Amortization of operating lease right-of-use assets	910	783
Interest expense on operating lease liabilities	1,483	1,629

There were no TIA reimbursements for the three months ended March 31, 2025 or 2024.

A summary of our future minimum lease commitments under non-cancellable leases as of March 31, 2025 is shown below (in thousands):

Operating Leases
2025 (excluding the three months ended March 31, 2025)	$9,998
2026	13,704
2027	13,904
2028	12,831
2029	12,377
Thereafter	22,905
Total lease payments	85,719
Less: imputed interest	(21,403)
Total	$64,316

5. Goodwill and Intangible Assets

The following table details the changes in goodwill during the three months ended March 31, 2025 and fiscal year ended December 31, 2024 (in thousands):

Carrying Amount
Balance as of December 31, 2023	$27,106
Foreign currency translation adjustments	(1,551)
Balance as of December 31, 2024	25,555
Foreign currency translation adjustments	991
Balance as of March 31, 2025	$26,546

Intangible assets, net consisted of the following as of March 31, 2025 and December 31, 2024 (in thousands):

	As of
	March 31, 2025	December 31, 2024
Developed technology	$6,944	$6,685
Customer relationships	930	896
Intangible assets, gross	7,874	7,581
Less: accumulated amortization	(5,842)	(5,341)
Intangible assets, net	$2,032	$2,240

Intangible amortization expense was $0.3 million and $0.4 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, the weighted average remaining amortization periods for developed technology and customer relationships were approximately 1.4 years and 6.1 years, respectively.

The following table shows the projected annual amortization expense related to amortizable intangible assets as of March 31, 2025 (in thousands):

Projected Amortization
2025 (excluding the three months ended March 31, 2025)	$884
2026	759
2027	93
2028	93
2029	93
Thereafter	110
Total projected amortization expense	$2,032

6. Property and Equipment, net

Property and equipment, net consisted of the following as of March 31, 2025 and December 31, 2024 (in thousands):

	As of
	March 31, 2025	December 31, 2024
Leasehold improvements	$55,045	$54,088
Office furniture and fixtures	4,594	4,445
Computer software and hardware	9,424	9,363
Internally developed software	1,154	545
Equipment	199	191
Work in process	240	619
Property and equipment, gross	70,656	69,251
Less: accumulated depreciation	(34,326)	(32,142)
Property and equipment, net	$36,330	$37,109

Depreciation expense totaled $2.2 million and $2.0 million for the three months ended March 31, 2025 and 2024, respectively. We had no disposals or retirements during the three months ended March 31, 2025 or 2024.

7. Accrued Expenses

Accrued expenses consisted of the following as of March 31, 2025 and December 31, 2024 (in thousands):

	As of
	March 31, 2025	December 31, 2024
Hosting costs	$3,825	$3,047
Legal costs	660	289
Marketing and tradeshow expenses	2,177	1,728
Third party license fees	809	668
Contract labor costs	1,321	1,043
Reimbursable employee expenses	1,409	1,569
Taxes payable	1,002	1,285
Audit and tax expenses	1,202	1,029
Capital expenditures	391	66
Other accrued expenses	1,029	664
Total	$13,825	$11,388

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

The following table summarizes outstanding debt balances (in thousands):

	As of
	March 31, 2025	December 31, 2024
Borrowings under revolving credit facility	$62,000	$62,000
Secured term loan facility	187,063	189,563
Less: Debt issuance costs (1)	(1,039)	(1,139)
Total debt, net of debt issuance costs	$248,024	$250,424

Debt, current	$9,598	$9,598
Long-term debt	238,426	240,826
Total debt	$248,024	$250,424
(1) Deferred debt issuance costs associated with the term loan facility are recorded net of the debt obligation and amortized to interest expense over the term of the Credit Agreement.

As of March 31, 2025, one of our bank accounts exceeded its permitted cash threshold under the Credit Agreement due to customer payments that were received just prior to quarter end, resulting in a covenant violation. We promptly cured the matter by transferring cash to be within the permitted threshold and obtained a waiver from our lenders waiving their rights to call our obligations under the Credit Agreement. As a result, we are currently in compliance with all covenants contained in the Credit Agreement.

As of March 31, 2025, we had $62.0 million outstanding under our $100.0 million revolving credit facility, and we had outstanding letters of credit totaling $14.6 million in connection with securing our leased office space.

9. Income Taxes

The provision for income taxes is based upon the estimated annual effective tax rates for the year applied to the current period income before tax plus the tax effect of any significant or unusual items, discrete events, or changes in tax law. Our operating subsidiaries are exposed to statutory effective tax rates ranging from zero to approximately 35%. Fluctuations in the distribution of pre-tax income among our operating subsidiaries can lead to fluctuations of the effective tax rate in the consolidated financial statements. For the three months ended March 31, 2025 and 2024, the actual effective tax rates were (170.0)% and 1.4%, respectively.

As of March 31, 2025, our net unrecognized tax benefits totaled $7.8 million, which if recognized would result in no net effect on the effective tax rate due to a valuation allowance. The amount of reasonably possible unrecognized tax benefits that could decrease over the next 12 months due to the expiration of certain statutes of limitations or settlements of tax audits is not material to our consolidated financial statements.

We file income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions. Due to our net operating loss carryforwards, the tax years 2016 through 2024 remain open to examination by the major taxing jurisdictions to which we are subject. There are no open examinations that would have a meaningful impact on our consolidated financial statements.

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

We account for forfeitures of our stock-based awards as they occur rather than estimating expected forfeitures. As of March 31, 2025, the total compensation cost related to unvested stock options not yet recognized, which relates exclusively to the 2022 CEO option grant, was $4.6 million and will be recognized over a weighted average period of 1.0 years. Total unrecognized compensation cost related to unvested RSUs was approximately $36.6 million, which will be recognized over a weighted average period of 1.6 years.

In 2025, we changed our annual bonus program to provide eligible employees with the option to receive all or a portion of their earned annual bonuses for 2025, otherwise payable in cash, in the form of RSUs. The RSUs will be granted by our Board of Directors during the first quarter of 2026 and will be fully vested upon grant. The portion of the 2025 annual bonus to be paid in the form of RSUs is recorded as stock-based compensation expense while the related obligations are recorded as liabilities in the ‘Accrued compensation and related benefits’ line item on our consolidated balance sheets. During the three months ended March 31, 2025, we recognized $1.2 million of stock-based compensation related to this program.

The following table summarizes the components of our stock-based compensation expense for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Cost of revenue
Subscriptions	$243	$213
Professional services	1,407	1,578
Operating expenses
Sales and marketing	2,188	2,527
Research and development	2,938	3,001
General and administrative	3,263	3,287
Total stock-based compensation expense	$10,039	$10,606

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

The following outstanding securities, prior to the use of the treasury stock method, have been excluded from the computation of diluted weighted-average shares outstanding for the respective periods below because they would have been antidilutive to earnings per share:

	Three Months Ended March 31,
	2025	2024
Stock options	1,036,576	2,555,509
Non-vested restricted stock units	1,259,321	1,183,674

12. Commitments, Contingencies, and Other Matters

Minimum Purchase Commitments

We have a non-cancellable cloud hosting arrangement with Amazon Web Services (“AWS”) that contains provisions for minimum purchase commitments. Specifically, purchase commitments under the agreement total $220.0 million over five years. The agreement, which originated in July 2021 and was amended in October 2024, currently contains minimum annual spending requirements of $44.0 million from November 2024 to October 2029. Spending under this agreement for the three months ended March 31, 2025 and 2024 totaled $10.4 million and $10.3 million, respectively. The timing of payments under the agreement may vary. We expect to meet our minimum annual spending requirement during the term of the arrangement.

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

Defendant Youyong Zou has satisfied the judgment of $5,000 (plus interest) against him in lieu of appealing that judgment. On September 15, 2022, Pegasystems filed a notice of appeal to the Court of Appeals of Virginia. On July 30, 2024, the Court of Appeals of Virginia issued a decision reversing the judgment against Pegasystems and remanding for a new trial. The decision rejected Pegasystems’ argument that Appian had not presented evidence that trade secrets were misappropriated but reversed the judgment on the basis of evidentiary and damages rulings made by the trial court. On August 29, 2024, Appian submitted a petition to the Supreme Court of Virginia seeking to reverse the Court of Appeals decision and reinstate the full judgment against Pegasystems. Pegasystems filed an opposition to the petition and cross-issues for appeal on October 21, 2024. On March 7, 2025, the Supreme Court of Virginia granted Appian’s petition and agreed to hear Appian’s appeal as well as Pegasystems’ cross-issues for appeal. The timeline for hearing Appian’s appeal is solely in the control of the Supreme Court.

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

The total cost of the policy was capitalized and is being amortized on a straight-line basis over the estimated length of the appeals process. We currently estimate the total length of the appeals process (solely for amortization purposes) to be approximately four years. This estimate is reviewed each reporting period. Amortization expense associated with the JPI premium is recorded to general and administrative expenses in our consolidated statements of operations. JPI amortization expense was $3.1 million and $4.5 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, $12.5 million of the unamortized balance is classified as ‘Prepaid expenses and other current assets’ while the remaining $19.8 million is classified as 'Other assets’ on our consolidated balance sheets.

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

13. Segment and Geographic Information

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

The following table summarizes revenue by geography for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Domestic	$106,193	$94,113
International	60,233	55,722
Total	$166,426	$149,835

With respect to geographic information, revenue is attributed to respective geographies based on the contracting address of the customer. The value of our long-lived assets, which are comprised of property and equipment, intangible assets with finite lives, and right-of-use assets, held in the United States and internationally as of March 31, 2025 were $54.1 million and $15.9 million, respectively. As of December 31, 2024, our long-lived assets held in the United States and internationally were $55.9 million and $14.6 million, respectively.

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

The asset or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques maximize the use of relevant observable inputs and minimize the use of unobservable inputs. There were no instruments measured at fair value on a recurring basis using significant unobservable inputs as of March 31, 2025 and December 31, 2024.

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

The carrying amounts of our accounts receivable, accounts payable, and accrued expenses approximate fair value as of March 31, 2025 and December 31, 2024 because of the relatively short duration of these instruments. Additionally, the carrying value of our debt associated with the term loan facility approximates fair value because the interest rates are variable and reset on relatively short durations to the then market rates.

Investments

Our investment portfolio consists largely of debt investments classified as available-for-sale. Changes in the fair value of available-for-sale securities, excluding other-than-temporary impairments, have been recorded in ‘Accumulated other comprehensive income (loss)’ in our consolidated balance sheets. The components of our cash, cash equivalents, and investments as of March 31, 2025 are as follows (in thousands):

	As of March 31, 2025
	Fair Value Measurement				Balance Sheet Classification
	Fair Value Level	Cost Basis	Unrealized Gains (Losses)	Fair Value	Cash and Cash Equivalents	Short-term Investments and Marketable Securities
Cash	Level 1	$115,698	$—	$115,698	$115,698	$—
Money market fund	Level 1	19,284	—	19,284	19,284	—
U.S. Treasury bonds	Level 1	43,678	28	43,706	—	43,706
Commercial paper	Level 2	3,919	3	3,922	—	3,922
Corporate bonds	Level 2	17,078	10	17,088	—	17,088
Total investments		$199,657	$41	$199,698	$134,982	$64,716

At December 31, 2024, our investments consisted of the following (in thousands):

	As of December 31, 2024
	Fair Value Measurement				Balance Sheet Classification
	Fair Value Level	Cost Basis	Unrealized Gains (Losses)	Fair Value	Cash and Cash Equivalents	Short-term Investments and Marketable Securities
Cash	Level 1	$106,338	$—	$106,338	$106,338	$—
Money market fund	Level 1	12,214	—	12,214	12,214	—
U.S. Treasury bonds	Level 1	24,376	26	24,402	—	24,402
Commercial paper	Level 2	2,974	3	2,977	—	2,977
Corporate bonds	Level 2	13,900	29	13,929	—	13,929
Total investments		$159,802	$58	$159,860	$118,552	$41,308

We did not hold any Level 3 assets at any point during the three months ended March 31, 2025. Additionally, there were no transfers between Levels 1 and 2 during the three months ended March 31, 2025. Interest income on our investments, which is recorded within ‘Other operating (income) expense’ on our consolidated statements of operations, totaled $1.6 million and $1.9 million for the three months ended March 31, 2025 and 2024, respectively.

The contractual maturities of our debt securities as of March 31, 2025 and December 31, 2024 were all one year or less. Actual maturities may differ from contractual maturities because borrowers have the right to call or prepay certain obligations.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with (1) our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and (2) the audited consolidated financial statements and the related notes and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2024 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission, or SEC, on February 19, 2025.

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will,” “would,” or the negative or plural of these words or similar expressions or variations, including statements regarding our expectations regarding customer renewals and our future financial and operating performance, anticipated expansion of the usage of partners to perform professional services, the increase of our subscriptions revenue as a percentage of total revenue, the fluctuation of gross margin on a quarterly basis, our future capital requirements, and our ability to meet our financial covenants under our Credit Agreement. Such forward-looking statements are subject to a number of risks, uncertainties, assumptions, and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein and those discussed in the section titled “Risk Factors,” set forth in Part I, Item 1A of our Annual Report on Form 10-K filed with the SEC on February 19, 2025 and in our other filings with the SEC. Forward-looking statements should not be relied on as predictions of future events. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

Appian is The Process Company. We deliver a software platform that helps organizations run better processes that reduce costs, improve customer experiences, and gain a strategic edge. Committed to client success, we serve many of the world’s largest companies across various industries. We believe processes define each organization. Processes are how they operate, deliver value, and interact with their customers. Nothing is more transformative for an organization than improving their processes. Appian has both the platform and the expertise to enable enterprise transformation.

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
•Data Fabric: Appian’s data fabric is an integrated data layer that unifies data across systems without requiring companies to migrate their data. Appian empowers users to explore data in real-time, build reports, and get AI-powered insights for smarter decision-making. Our patented data fabric technology supports both analytical and transactional workloads, which allows users to build applications that create and update enterprise data. It also includes row-level security rules to enforce access controls at every level. Our data fabric functionality powers and is designed to secure our AI offering.

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

We have invested in our Customer Success organization to help ensure customers are able to build and deploy applications on our platform. We have a number of strategic partnerships with companies, including Accenture, Capgemini, Deloitte, EY, KPMG, PwC, and TCS, which allow them to refer customers to us in order to purchase subscriptions. Our partners then provide professional services directly to the customers using our platform. We intend to continue focusing on adding new customers with our strategic partners. In addition, over time we expect our professional services revenue as a percentage of total revenue to decline as we increasingly rely on strategic partners to help our customers deploy our software. We believe our investment in professional services, including strategic partners building their practices around Appian, will drive increased adoption of our platform.

Our customers primarily include financial services, government, life sciences, insurance, manufacturing, energy, healthcare, telecommunications, and transportation organizations. Generally, our sales team targets its efforts to organizations with over 2,000 employees and $2 billion in annual revenue. For the three months ended March 31, 2025, revenue generated from government agencies represented 33.4% of total revenue, of which revenue from U.S. federal government agencies was 23.9% of total revenue. For the three months ended March 31, 2024, revenue generated from government agencies represented 29.5% of total revenue, of which revenue from U.S. federal government agencies was 21.7% of total revenue. No single end-customer accounted for more than 10% of our total revenue in the three months ended March 31, 2025 or 2024.

We offer our platform globally. Our platform supports multiple languages to facilitate collaboration and address challenges in multinational organizations. In the three months ended March 31, 2025, 36.2% of our total revenue was generated from customers outside of the United States as compared to 37.2% in the three months ended March 31, 2024. As of March 31, 2025, we operated in 16 countries. We believe we have a significant opportunity to continue to grow our international footprint, and we are investing in new geographies, including through investment in direct and indirect sales channels, professional services, and customer support and implementation partners.

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

At the same time, we believe the costs we incur to retain customers and drive additional purchases of software are lower than our customer acquisition costs on a relative basis. Over time, we expect a large portion of our customers to renew their subscriptions and purchase additional subscriptions as they continue to build more applications and add more users to our platform. Over the last three completed fiscal years, we had an average cloud subscriptions gross renewal rate of 99%. We calculate our cloud subscriptions gross renewal rate by dividing (i) the cloud subscriptions revenue from renewing cloud customers in the current 12-month period that were cloud customers during the entirety of the prior 12-month period, by (ii) our cloud subscriptions revenue from all cloud customers in the corresponding prior 12-month period that were cloud customers during the entirety of such prior 12-month period. The calculation includes the impact of customers that churned during the current 12-month period but excludes the impact of price changes, additional users, upsells, and downsells during the same period.

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

•Mix of Subscriptions and Professional Services Revenue - We believe our professional services have driven customer success and facilitated the adoption of our platform by customers. During the initial period of deployment of our platform by a customer, we generally provide a greater amount of support in building applications and training than later in the deployment, with a typical engagement lasting from two to six months. At the same time, many of our customers have historically purchased subscriptions for only a limited set of their total potential end users. As a result of these factors, the proportion of total revenue for a customer associated with professional services is relatively high during the initial deployment period. Over time, as the need for professional services associated with user deployments decreases and the number of end users increases, we expect subscriptions revenue as a percentage of total revenue to increase. In addition, we continue to grow our base of strategic partners to provide broader customer coverage and solution delivery capabilities. These partners perform professional services with respect to any new service contracts they originate. As the usage of strategic partners expands, we expect the proportion of our total revenue from subscriptions to increase over time relative to professional services. For the three months ended March 31, 2025 and 2024, 80.7% and 78.5% of our revenue, respectively, was derived from sales of subscriptions while the remaining 19.3% and 21.5%, respectively, was derived from the sale of professional services.

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

Key Metrics

We monitor the following metrics to help us measure and evaluate the effectiveness of our operations. All dollar amounts are presented in thousands.

Cloud Subscriptions Revenue

	Three Months Ended March 31,
	2025	2024	% Change
Cloud subscriptions revenue	$99,826	$86,603	15.3%

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

Cloud Subscriptions Revenue Retention Rate

	As of March 31,
	2025	2024
Cloud subscriptions revenue retention rate	112%	120%

A key factor to our success is the renewal and expansion of subscription agreements with our existing customers. We calculate this metric over a set of customers who have been with us for at least one full year. To calculate our cloud subscriptions revenue retention rate for a particular trailing 12-month period, we first establish the recurring cloud subscriptions revenue for the previous trailing 12-month period. This effectively represents recurring dollars we should expect in the current trailing 12-month period from the cohort of customers from the previous trailing 12-month period without accounting for any expansion or contraction. We subsequently measure the recurring cloud subscriptions revenue in the current trailing 12-month period from the cohort of customers from the previous trailing 12-month period. Cloud subscriptions revenue retention rate is then calculated by dividing the aggregate recurring cloud subscriptions revenue in the current trailing 12-month period by the previous trailing 12-month period. This calculation includes the combined impact on our revenue from customer churn, upsells, downsells, pricing changes, and growth in the number of users on our platform. Our cloud subscriptions revenue retention rate can fluctuate from period to period due to large customer contracts in any given period.

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

Our revenue is comprised of the following:

Subscriptions

Subscriptions revenue is primarily derived from cloud subscriptions bundled with maintenance and support and hosting services and term license subscriptions bundled with maintenance and support. Our maintenance and support agreements provide customers with the right to unspecified software upgrades, maintenance releases and patches released during the term of the maintenance and support agreement on a when-and-if-available basis, and rights to technical support. Term license subscriptions are offered when the customer prefers to self-manage the deployment of our platform within their own infrastructure. When our platform is delivered as a cloud subscription, we manage operational needs in third-party hosted data centers.

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

Gross Profit and Gross Margin

Gross profit and gross margin (defined as gross profit as a percentage of total revenue), have been, and will continue to be, affected by various factors, including the mix of cloud subscriptions and term license subscriptions, the mix of total subscriptions revenue and professional services revenue, subscription pricing, the costs associated with third-party hosting providers, and the extent to which we expand or reduce our professional services to support future changes in our growth. Our gross margin may fluctuate from period to period based on the above factors.

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

Professional Services Gross Margin

Professional services gross margin is affected by the growth in our professional services revenue as compared to the growth in, and timing of, the costs of our Customer Success organization as we continue to invest in the growth of our business, as well as by consultant utilization rates. Professional services gross margin is also impacted by the amount of services performed by subcontractors and partners as opposed to internal resources. For the full year 2025, we expect professional services gross margin to be consistent with 2024; however, the margins for individual quarters remain subject to fluctuation based on the factors discussed above.
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

Sales and Marketing Expense

Sales and marketing expense primarily includes personnel costs, including salaries, bonuses, commissions, stock-based compensation, and other personnel costs related to sales teams. Additional major expenses in this category include travel and entertainment, marketing activities and promotional events, subcontracting fees, and allocated overhead costs. We are focused on increasing the efficiency of our sales force and marketing activities by enhancing account targeting, messaging, field sales operations, and sales training in order to accelerate the adoption of our platform.

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

Results of Operations

The following table sets forth our consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2025	2024
Revenue
Subscriptions	$134,352	$117,694
Professional services	32,074	32,141
Total revenue	166,426	149,835
Cost of revenue
Subscriptions	14,894	12,270
Professional services	24,024	25,727
Total cost of revenue	38,918	37,997
Gross profit	127,508	111,838
Operating expenses
Sales and marketing	54,553	58,156
Research and development	39,517	39,771
General and administrative	34,272	33,446
Total operating expenses	128,342	131,373
Operating loss	(834)	(19,535)
Other non-operating (income) expense
Other (income) expense, net	(5,716)	8,207
Interest expense	5,318	5,646
Total other non-operating (income) expense	(398)	13,853
Loss before income taxes	(436)	(33,388)
Income tax expense (benefit)	741	(465)
Net loss	$(1,177)	$(32,923)

The following table sets forth our consolidated statements of operations data expressed as a percentage of total revenue:

	Three Months Ended March 31,
	2025	2024
Revenue
Subscriptions	80.7%	78.5%
Professional services	19.3	21.5
Total revenue	100.0	100.0
Cost of revenue
Subscriptions	8.9	8.2
Professional services	14.4	17.2
Total cost of revenue*	23.4	25.4
Gross profit	76.6	74.6
Operating expenses
Sales and marketing	32.8	38.8
Research and development	23.7	26.5
General and administrative	20.6	22.3
Total operating expenses*	77.1	87.7
Operating loss	(0.5)	(13.0)
Other non-operating (income) expense
Other (income) expense, net	(3.4)	5.5
Interest expense	3.2	3.8
Total other non-operating expense*	(0.2)	9.2
Loss before income taxes*	(0.3)	(22.3)
Income tax expense (benefit)	0.4	(0.3)
Net loss*	(0.7)%	(22.0)%
* Totals may not foot due to rounding.

Comparison of the Three Months Ended March 31, 2025 and 2024

Revenue

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Revenue
Subscriptions	$134,352	$117,694	$16,658	14.2%
Professional services	32,074	32,141	(67)	(0.2)
Total revenue	$166,426	$149,835	$16,591	11.1%

Total revenue increased $16.6 million, or 11.1%, in the three months ended March 31, 2025 compared to the same period in 2024 due to an increase in our subscriptions revenue of $16.7 million. This increase was partially offset by a decrease in our professional services revenue of $0.1 million. The increase in subscriptions revenue was driven by a $13.2 million increase in cloud subscriptions revenue, a $3.1 million increase in term license subscriptions revenue, and a $0.3 million increase in maintenance and support revenue. With respect to new versus existing customers, there was an $8.1 million increase in subscriptions revenue from sales to new customers, while the remaining $8.5 million of the increase was attributable to expanded deployments, price increases on renewals, and corresponding sales of additional subscriptions to existing customers. The decrease in professional services revenue was due primarily to a $4.9 million decrease in revenue from existing customers, which was largely offset by a $4.8 million increase in sales to new customers.

Cost of Revenue

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Cost of revenue
Subscriptions	$14,894	$12,270	$2,624	21.4%
Professional services	24,024	25,727	(1,703)	(6.6)
Total cost of revenue	$38,918	$37,997	$921	2.4%
Subscriptions gross margin	88.9%	89.6%
Professional services gross margin	25.1%	20.0%
Total gross margin	76.6%	74.6%

Cost of revenue increased $0.9 million, or 2.4%, in the three months ended March 31, 2025 compared to the same period in 2024, primarily due to a $2.4 million increase in hosting costs coupled with a $0.4 million increase in contractor costs. These increases were partially offset by a $1.6 million decrease in professional services and product support personnel costs. Hosting costs increased due to an increase in sales of our cloud offering during the three months ended March 31, 2025, while contractor costs increased due to an increase in the usage of subcontractors for professional services engagements. Professional services and product support personnel costs decreased due to a decrease in cost of sales headcount of 11% from March 31, 2024 to March 31, 2025.

Subscriptions gross margin decreased slightly to 88.9% for the three months ended March 31, 2025, compared to 89.6% in the same period in 2024. The decrease in subscriptions gross margin was attributable to an increase in hosting costs, which was substantially offset by an increase in subscriptions revenue during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. Professional services gross margin increased to 25.1% for the three months ended March 31, 2025 compared to 20.0% in the same period in 2024 due largely to a decrease in professional services personnel expense, partially offset by a slight decrease in professional services revenue in the comparable period. Gross margin increased to 76.6% for the three months ended March 31, 2025 compared to 74.6% for the three months ended March 31, 2024, driven largely by the increase in subscriptions revenue and the improvement in professional services gross margin.

Sales and Marketing Expense

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$54,553	$58,156	$(3,603)	(6.2)%
% of revenue	32.8%	38.8%

Sales and marketing expense decreased $3.6 million, or 6.2%, in the three months ended March 31, 2025 compared to the same period in 2024, primarily due to a $2.2 million decrease in sales and marketing personnel costs. This decrease was partially offset by a $0.3 million increase travel and entertainment costs and a $0.2 million increase in contractor costs. Sales and marketing personnel costs decreased due to a decrease in sales and marketing headcount of 24% from March 31, 2024 to March 31, 2025 and a $0.3 million decrease in stock compensation expense. Travel and entertainment expense increased due to a higher number of in-person events and engagements relative to the prior year, while the increase in contractor costs was attributable to an increase in third-party consulting fees.

Research and Development Expense

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Research and development	$39,517	$39,771	$(254)	(0.6)%
% of revenue	23.7%	26.5%

Research and development expense decreased $0.3 million, or 0.6%, in the three months ended March 31, 2025 compared to the same period in 2024. This change is primarily attributable to a $0.3 million decline in research and development personnel costs. Research and development headcount remained consistent period over period, but overall personnel costs declined due to realized cost savings from our product development center in India.

General and Administrative Expense

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	(dollars in thousands)
General and administrative	$34,272	$33,446	$826	2.5%
% of revenue	20.6%	22.3%

General and administrative expense increased $0.8 million, or 2.5%, in the three months ended March 31, 2025 compared to the same period in 2024 primarily due to increases of $0.8 million in information technology spending and $0.7 million in professional fees. These increases were partially offset by decreases of $1.4 million in insurance expense and $0.3 million in personnel costs. Information technology costs were higher due to continued investments in computer software while professional fees were higher due to a $1.1 million increase in litigation-related expenses attributable to the Pegasystems cases and a $0.4 million increase in contract labor spending. The decrease in insurance expense was driven by the lower amortization expense of our judgment preservation insurance policy, and personnel costs were lower due to headcount decreasing by 3% from March 31, 2024 to March 31, 2025.

Other Non-Operating (Income) Expense, Net

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Other (income) expense, net	$(5,716)	$8,207	$(13,923)	***
% of revenue	(3.4)%	5.5%
*** Indicates a percentage that is not meaningful.

Other income, net was $5.7 million in the three months ended March 31, 2025 compared to other expense, net of $8.2 million in the three months ended March 31, 2024. This change was primarily due to $4.1 million in foreign exchange gains in the three months ended March 31, 2025 as compared to $11.5 million in foreign exchange losses in the three months ended March 31, 2024. In addition, there was a $1.4 million decrease in other income related to a non-recurring local government incentive payment that was received in the prior year.

Interest Expense

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Interest expense	$5,318	$5,646	$(328)	(5.8)%
% of revenue	3.2%	3.8%

Interest expense decreased by $0.3 million in the three months ended March 31, 2025 as compared to the corresponding period in 2024 primarily due to a lower effective interest rate on our outstanding principal across the comparable periods.

Income Tax Expense (Benefit)

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Income tax expense (benefit)	$741	$(465)	$1,206	***
% of revenue	0.4%	(0.3)%
*** Indicates a percentage that is not meaningful.

Income tax expense increased by $1.2 million in the three months ended March 31, 2025 as compared to the corresponding period in 2024. This change was primarily driven by increased pre-tax book income in certain international subsidiaries for the three months ended March 31, 2025. The change in pre-tax book income was primarily attributable to increases in non-operating unrealized foreign exchange gains.

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

Our non-GAAP financial performance measures include the following: non-GAAP subscriptions cost of revenue, non-GAAP professional services costs of revenue, non-GAAP total cost of revenue, non-GAAP total operating expense, non-GAAP operating loss, non-GAAP income tax expense, non-GAAP net income (loss), and non-GAAP net income (loss) per share, basic and diluted. These non-GAAP financial performance measures exclude the effect of stock-based compensation expense, unrealized foreign exchange rate gains and losses, certain non-ordinary litigation-related expenses consisting of legal and other professional fees associated with the Pegasystems cases (net of insurance reimbursements), or Litigation Expense, amortization of the judgment preservation insurance policy, or JPI Amortization, severance costs related to an involuntary reduction in our workforce, or Severance Costs, lease impairment and lease-related charges associated with actions taken to reduce the footprint of our leased office spaces, or Lease Impairment and Lease-Related Charges, and a short-swing profit disgorgement paid to us by an investor, or Short-Swing Profit Payment. While some of these items may be recurring in nature and should not be disregarded in the evaluation of our earnings performance, it is useful to exclude such items when analyzing current results and trends compared to other periods as these items can vary significantly from period to period depending on specific underlying transactions or events that may occur. Therefore, while we may incur or recognize these types of expenses in the future, we believe removing these items for purposes of calculating our non-GAAP financial measures provides investors with a more focused presentation of our ongoing operating performance.

We also discuss adjusted EBITDA, a non-GAAP financial performance measure we believe offers a useful view of the overall operation of our business. We define adjusted EBITDA as net loss before (1) other expense (income), net, (2) interest expense, (3) income tax expense, (4) depreciation expense and amortization of intangible assets, (5) stock-based compensation expense, (6) Litigation Expense, (7) JPI Amortization, and (8) Lease Impairment and Lease-Related Charges. The most directly comparable GAAP financial measure to adjusted EBITDA is net loss. Users should consider the limitations of using adjusted EBITDA, including the fact that this measure does not provide a complete measure of our operating performance. Adjusted EBITDA is not intended to purport to be an alternative to net loss as a measure of operating performance or to cash flows from operating activities as a measure of liquidity.

The presentation of these non-GAAP financial measures is not intended to be considered in isolation from, as a substitute for, or superior to the financial information prepared and presented in accordance with GAAP, and our non-GAAP measures may be different from non-GAAP measures used by other companies.

The following tables reconcile our non-GAAP measures to their nearest comparable GAAP measures (in thousands, except per share data):

	GAAP Measure	Stock-Based Compensation	Litigation Expense	JPI Amortization	Lease Impairment and Lease-Related Charges	Unrealized Foreign Exchange Rate Gains and Losses	Non-GAAP Measure
Three Months Ended March 31, 2025
Subscriptions cost of revenue	$14,894	$(243)	$—	$—	$—	$—	$14,651
Professional services cost of revenue	24,024	(1,407)	—	—	—	—	22,617
Total cost of revenue	38,918	(1,650)	—	—	—	—	37,268
Total operating expense	128,342	(8,389)	(1,712)	(3,084)	(312)	—	114,845
Operating (loss) income	(834)	10,039	1,712	3,084	312	—	14,313
Non-operating (income) expense	(5,716)	—	—	—	—	4,016	(1,700)
Income tax impact of above items	741	455	—	—	—	(267)	929
Net (loss) income	(1,177)	9,584	1,712	3,084	312	(3,749)	9,766
Net (loss) income per share, basic and diluted(a,b)	$(0.02)	$0.13	$0.02	$0.04	$—	$(0.05)	$0.13

Three Months Ended March 31, 2024
Subscriptions cost of revenue	$12,270	$(213)	$—	$—	$—	$—	$12,057
Professional services cost of revenue	25,727	(1,578)	—	—	—	—	24,149
Total cost of revenue	37,997	(1,791)	—	—	—	—	36,206
Total operating expense	131,373	(8,815)	(742)	(4,504)	—	—	117,312
Operating (loss) income	(19,535)	10,606	742	4,504	—	—	(3,683)
Non-operating expense (income)	8,207	—	—	—	—	(11,848)	(3,641)
Income tax impact of above items	(465)	604	—	—	—	935	1,074
Net (loss) income	(32,923)	10,002	742	4,504	—	10,913	(6,762)
Net (loss) income per share, basic and diluted	$(0.45)	$0.14	$0.01	$0.06	$—	$0.15	$(0.09)
(a) Accounts for the impact of 0.4 million shares of dilutive securities.
(b) Per share amounts do not foot due to rounding.

The following table reconciles GAAP net loss to adjusted EBITDA for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
GAAP net loss	$(1,177)	$(32,923)
Other (income) expense, net	(5,716)	8,207
Interest expense	5,318	5,646
Income tax expense	741	(465)
Depreciation expense and amortization of intangible assets	2,446	2,361
Stock-based compensation expense	10,039	10,606
Litigation Expense	1,712	742
JPI Amortization	3,084	4,504
Lease Impairment and Lease-Related Charges	312	—
Adjusted EBITDA	$16,759	$(1,322)

Liquidity and Capital Resources

The following table presents selected financial information and statistics pertaining to liquidity and capital resources as of March 31, 2025 and December 31, 2024:

	As of
	March 31, 2025	December 31, 2024
Cash and cash equivalents	$134,982	$118,552
Short-term investments and marketable securities	64,716	41,308
Property and equipment, net	36,330	37,109
Working capital*	81,520	80,787
* Defined as current assets net of current liabilities.

We believe our existing cash and cash equivalents and short-term investments and marketable securities, together with any positive cash flows from operations and available borrowings under our line of credit, will be sufficient to support working capital and capital expenditure requirements for at least the next twelve months.

We have in the past entered into, and may in the future enter into, investments in or acquisitions of complementary businesses, products, or technologies, which could also require us to seek additional equity financing, incur indebtedness, or use cash resources. We have no present binding agreements or commitments to enter into any such acquisitions. If we are unable to raise additional capital when desired, our business, operating results, and financial condition could be adversely affected.

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

The Credit Agreement matures on November 3, 2027. We have been using the proceeds to fund the growth of our business and support our working capital requirements. We are currently in compliance with all covenants, had used borrowing capacity of $62.0 million under our $100.0 million revolving credit facility, and had outstanding letters of credit totaling $14.6 million in connection with securing our leased office space.

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

In 2024, we entered into a Judgment Preservation Insurance policy in connection with our $2.036 billion judgment against Pegasystems. See Note 12 to the consolidated financial statements for additional details. The total cost of the policy was $57.3 million, which we paid with operating cash on hand. In addition, in February 2024 our Board of Directors authorized a share repurchase program, under which we repurchased approximately 1.3 million shares of our common stock for approximately $50.0 million during the first quarter of 2024. We may in the future opportunistically repurchase our common stock within the context of maintaining our strong capital position.

Outside of the above items and cash used by operations, other uses of cash in 2025 to date have included capital expenditures related to the expansion of the new leased facilities and principal repayments of our term loan debt.

Furthermore, we have a non-cancellable cloud hosting arrangement with AWS that contains provisions for minimum purchase commitments. Specifically, purchase commitments under the agreement total $220.0 million over five years. The agreement, which was originated in July 2021 and amended in October 2024, currently contains minimum annual spending requirements of $44.0 million from November 2024 to October 2029. Spending under this agreement for the three months ended March 31, 2025 and 2024 totaled $10.4 million and $10.3 million, respectively. The timing of payments under the agreement may vary. We expect to meet our minimum annual spending requirement during the term of the arrangement.

Historical Cash Flows

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Beginning cash, cash equivalents, and restricted cash	$118,552	$149,351	$(30,799)	(20.6)%
Operating activities:
Net loss	(1,177)	(32,923)	31,746	(96.4)
Stock-based compensation and other non-cash adjustments	8,358	24,328	(15,970)	(65.6)
Changes in working capital	37,785	27,461	10,324	37.6
Net cash provided by operating activities	44,966	18,866	26,100	***

Investing activities:
Net cash (used by) provided by investing activities	(24,077)	7,459	(31,536)	***

Financing activities:
Net cash used by financing activities	(5,509)	(4,249)	(1,260)	29.7

Effect of exchange rates	1,050	(1,319)	2,369	***
Net change	16,430	20,757	(4,327)	(20.8)
Ending cash and cash equivalents	$134,982	$170,108	$(35,126)	(20.6)%
*** Indicates a percentage that is not meaningful.

Operating Activities

Net cash provided by operating activities was $45.0 million for the three months ended March 31, 2025 as compared to $18.9 million provided by operating activities for the three months ended March 31, 2024. The increase in net cash provided by operating activities was primarily driven by increased cash collections stemming from strong contract bookings in the fourth quarter of 2024 and other cost management activities during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024.

Investing Activities

Net cash used by investing activities was $24.1 million for the three months ended March 31, 2025 as compared to $7.5 million in net cash provided by investing activities for the three months ended March 31, 2024. This change was primarily driven by a $37.0 million increase in purchases of short-term investments. This increase was partially offset by a $4.0 million increase in proceeds from the maturity of investments and a $1.5 million decrease in capital expenditure payments.
Financing Activities

Net cash used by financing activities was $5.5 million for the three months ended March 31, 2025 as compared to $4.2 million of net cash used by financing activities for the three months ended March 31, 2024. The increase in net cash used by financing activities was primarily due to a $1.3 million increase in debt repayments and a $0.3 million increase in payments for employee taxes related to the net share settlement of equity awards during the three months ended March 31, 2025.

Critical Accounting Estimates

There have been no material changes in our critical accounting estimates from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 19, 2025. We are not aware of any specific events or circumstances that would require us to update our estimates, assumptions, and judgments.

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

Interest Rate Risk

We had cash and cash equivalents of $135.0 million as of March 31, 2025, which consisted of investments in money market funds, cash in readily available checking accounts, and overnight repurchase investments.

As of March 31, 2025, we had outstanding principal debt of $248.0 million, which carries interest as defined in our Credit Agreement.. Refer to Note 8 of the condensed consolidated financial statements in this Quarterly Report on Form 10-Q for additional details. We assessed our exposure to changes in interest rates by analyzing sensitivity to our operating results, assuming various changes in market interest rates. A hypothetical increase of one percentage point in the interest rate as of March 31, 2025 would increase our interest expense by approximately $2.5 million annually.

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

Foreign Currency Exchange Risk

Our reporting currency is the U.S. dollar. Due to our international operations, we have foreign currency risks related to revenue and operating expenses denominated in currencies other than the U.S. dollar, primarily the British pound sterling, Euro, Australian dollar, and Swiss franc. Our sales contracts are primarily denominated in the local currency of the customer making the purchase. In addition, portions of operating expenses are incurred outside the United States and are denominated in foreign currencies. An increase in the relative value of the U.S. dollar to other currencies will negatively affect revenue and other operating results as expressed in U.S. dollars. Based on a sensitivity analysis, a 10% change in the foreign currency exchange rates for the three months ended March 31, 2025 would have impacted our total revenue by approximately $6.0 million and operating loss by approximately $3.0 million. This calculation assumes all currencies change in the same direction and proportion relative to the U.S. dollar.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025. Based on the evaluation of our disclosure controls and procedures as of March 31, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 1A. RISK FACTORS

Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. In addition to the other information set forth in this Quarterly Report on Form 10-Q, investors should carefully consider the factors described in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 19, 2025. There have been no material changes from the risk factors described in that report.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a.Recent Sales of Unregistered Equity Securities

Not applicable.

b.Use of Proceeds

Not applicable.

c.Issuer Purchases of Equity Securities

Employee Stock Purchase Plan

	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased under the plan(2)
January 1 to January 31, 2025	5,232	$34.85	5,232	782,164
February 1 to February 28, 2025	5,678	$35.18	5,678	776,486
March 1 to March 31, 2025	6,349	$31.24	6,349	770,137
Total	17,259	$33.63	17,259	770,137
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

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

Exhibit	Description	Reference
3.1	Amended and Restated Certificate of Incorporation of Appian Corporation.
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

APPIAN CORPORATION

May 8, 2025	By:	/s/ Matthew Calkins	/s/ Mark Lynch
		Name: Matthew Calkins	Name: Mark Lynch
		Title: Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	Title: Interim Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)