Form 10-Q
period 2025-06-30
APPIAN CORP
filed 2025-08-07
CIK 1441683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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

As of August 4, 2025, there were 42,943,872 shares of the registrant’s Class A common stock and 31,088,085 shares of the registrant’s Class B common stock, each with a par value of $0.0001 per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

APPIAN CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and share data)

	As of
	June 30, 2025	December 31, 2024
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$112,207	$118,552
Short-term investments and marketable securities	72,546	41,308
Accounts receivable, net of allowance of $2,705 and $3,396, respectively	151,202	195,069
Deferred commissions, current	34,577	36,630
Prepaid expenses and other current assets	41,149	43,984
Total current assets	411,681	435,543
Property and equipment, net of accumulated depreciation of $36,719 and $32,142, respectively	34,799	37,109
Goodwill	28,763	25,555
Intangible assets, net of accumulated amortization of $6,650 and $5,341, respectively	1,882	2,240
Right-of-use assets for operating leases	30,951	31,081
Deferred commissions, net of current portion	59,366	60,540
Deferred tax assets	5,176	4,129
Other assets	18,130	24,842
Total assets	$590,748	$621,039
Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$8,881	$4,322
Accrued expenses	14,547	11,388
Accrued compensation and related benefits	34,414	34,223
Deferred revenue	264,917	281,760
Debt	9,598	9,598
Operating lease liabilities	13,052	12,378
Other current liabilities	1,952	1,087
Total current liabilities	347,361	354,756
Long-term debt	236,027	240,826
Non-current operating lease liabilities	49,810	52,189
Deferred revenue, non-current	10,798	5,477
Other non-current liabilities	493	431
Total liabilities	644,489	653,679
Stockholders’ deficit
Class A common stock—par value 0.0001; 500,000,000 shares authorized as of June 30, 2025 and December 31, 2024 and 43,245,763 and 42,938,701 shares issued as of June 30, 2025 and December 31, 2024, respectively	4	4
Class B common stock—par value 0.0001; 100,000,000 shares authorized as of June 30, 2025 and December 31, 2024 and 31,088,085 and 31,090,085 shares issued as of June 30, 2025 and December 31, 2024, respectively	3	3
Treasury stock at cost, 313,160 shares as of June 30, 2025	(10,000)	—
Additional paid-in capital	605,084	591,281
Accumulated other comprehensive loss	(35,189)	(11,774)
Accumulated deficit	(613,643)	(612,154)
Total stockholders’ deficit	(53,741)	(32,640)
Total liabilities and stockholders’ deficit	$590,748	$621,039

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPIAN CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue
Subscriptions	$132,657	$112,974	$267,009	$230,668
Professional services	37,983	33,476	70,057	65,617
Total revenue	170,640	146,450	337,066	296,285
Cost of revenue
Subscriptions	17,154	13,262	32,048	25,532
Professional services	26,767	26,151	50,791	51,878
Total cost of revenue	43,921	39,413	82,839	77,410
Gross profit	126,719	107,037	254,227	218,875
Operating expenses
Sales and marketing	60,458	66,592	115,011	124,748
Research and development	40,347	39,446	79,864	79,217
General and administrative	36,898	40,193	71,170	73,639
Total operating expenses	137,703	146,231	266,045	277,604
Operating loss	(10,984)	(39,194)	(11,818)	(58,729)
Other non-operating (income) expense
Other (income) expense, net	(17,564)	(1,545)	(23,280)	6,662
Interest expense	5,319	6,107	10,637	11,753
Total other non-operating (income) expense	(12,245)	4,562	(12,643)	18,415
Income (loss) before income taxes	1,261	(43,756)	825	(77,144)
Income tax expense (benefit)	1,573	(164)	2,314	(629)
Net loss	$(312)	$(43,592)	$(1,489)	$(76,515)
Net loss per share:
Basic and diluted	$(0.00)	$(0.60)	$(0.02)	$(1.05)
Weighted average common shares outstanding:
Basic and diluted	74,202	72,300	74,148	72,800

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPIAN CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(312)	$(43,592)	$(1,489)	$(76,515)
Comprehensive loss, net of income taxes
Foreign currency translation adjustments	(19,641)	(1,097)	(23,357)	11,746
Unrealized loss on available-for-sale securities	(41)	(7)	(58)	(3)
Other comprehensive loss, net of income taxes	$(19,994)	$(44,696)	$(24,904)	$(64,772)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPIAN CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
(unaudited, in thousands, except share data)

			Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total Stockholders' Deficit
	Common Stock
	Shares	Amount
Balance, December 31, 2024	74,028,786	$7	$591,281	$(11,774)	$(612,154)	$—	$(32,640)
Net loss	—	—	—	—	(1,177)	—	(1,177)
Issuance of common stock to directors	4,735	—	—	—	—	—	—
Vesting of restricted stock units	167,726	—	(3,199)	—	—	—	(3,199)
Exercise of stock options	18,953	—	190	—	—	—	190
Stock-based compensation expense	—	—	8,814	—	—	—	8,814
Other comprehensive loss	—	—	—	(3,733)	—	—	(3,733)
Balance, March 31, 2025	74,220,200	$7	$597,086	$(15,507)	$(613,331)	$—	$(31,745)
Net loss	—	—	—	—	(312)	—	(312)
Issuance of common stock to directors	5,686	—	—	—	—	—	—
Vesting of restricted stock units	77,082	—	(1,269)	—	—	—	(1,269)
Exercise of stock options	30,880	—	314	—	—	—	314
Repurchase of common stock	(313,160)	—	—	—	—	(10,000)	(10,000)
Stock-based compensation expense	—	—	8,953	—	—	—	8,953
Other comprehensive loss	—	—	—	(19,682)	—	—	(19,682)
Balance, June 30, 2025	74,020,688	$7	$605,084	$(35,189)	$(613,643)	$(10,000)	$(53,741)

			Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total Stockholders' Equity (Deficit)
	Common Stock
	Shares	Amount
Balance, December 31, 2023	73,366,766	$7	$595,781	$(23,555)	$(519,892)	$—	$52,341
Net loss	—	—	—	—	(32,923)	—	(32,923)
Issuance of common stock to directors	4,974	—	—	—	—	—	—
Vesting of restricted stock units	141,563	—	(2,862)	—	—	—	(2,862)
Exercise of stock options	43,460	—	345	—	—	—	345
Repurchase of common stock	(1,320,531)	—	—	—	—	(50,019)	(50,019)
Stock-based compensation expense	—	—	10,606	—	—	—	10,606
Other comprehensive income	—	—	—	12,847	—	—	12,847
Balance, March 31, 2024	72,236,232	$7	$603,870	$(10,708)	$(552,815)	$(50,019)	$(9,665)
Net loss	—	—	—	—	(43,592)	—	(43,592)
Issuance of common stock to directors	4,692	—	(178)	—	—	178	—
Vesting of restricted stock units	77,116	—	(4,279)	—	—	2,919	(1,360)
Exercise of stock options	25,037	—	(785)	—	—	948	163
Stock-based compensation expense	—	—	9,900	—	—	—	9,900
Other comprehensive loss	—	—		(1,104)	—	—	(1,104)
Balance, June 30, 2024	72,343,077	$7	$608,528	$(11,812)	$(596,407)	$(45,974)	$(45,658)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPIAN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net loss	$(1,489)	$(76,515)
Adjustments to reconcile net loss to net cash provided by operating activities
Stock-based compensation	20,732	20,506
Depreciation expense and amortization of intangible assets	4,970	4,941
Lease impairment charges	—	5,462
Bad debt expense	550	253
Amortization of debt issuance costs	300	290
Benefit for deferred income taxes	(689)	(982)
Foreign currency transaction (gains) losses, net	(20,659)	12,787
Changes in assets and liabilities
Accounts receivable	49,720	37,114
Prepaid expenses and other assets	10,174	10,524
Deferred commissions	3,228	2,897
Accounts payable and accrued expenses	7,559	2,882
Accrued compensation and related benefits	(3,811)	(3,808)
Other current and non-current liabilities	(277)	121
Deferred revenue	(25,611)	(14,267)
Operating lease assets and liabilities	(1,671)	(954)
Net cash provided by operating activities	43,026	1,251
Cash flows from investing activities
Proceeds from maturities of investments	27,985	9,657
Purchases of investments	(59,281)	(28,354)
Purchases of property and equipment	(1,797)	(2,932)
Net cash used by investing activities	(33,093)	(21,629)
Cash flows from financing activities
Proceeds from borrowings	—	50,000
Payments for debt issuance costs	—	(463)
Debt repayments	(5,000)	(2,500)
Repurchase of common stock	(10,000)	(50,019)
Payments for employee taxes related to the net share settlement of equity awards	(4,469)	(4,221)
Proceeds from exercise of common stock options	504	508
Net cash used by financing activities	(18,965)	(6,695)
Effect of foreign exchange rate changes on cash and cash equivalents	2,687	(1,491)
Net decrease in cash and cash equivalents	(6,345)	(28,564)
Cash and cash equivalents at beginning of period	118,552	149,351
Cash and cash equivalents at end of period	$112,207	$120,787

Supplemental disclosure of cash flow information
Cash paid for interest	$10,023	$11,168
Cash paid for income taxes	$1,997	$1,436
Supplemental disclosure of non-cash investing and financing activities
Accrued capital expenditures	$54	$182
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

For the three and six months ended June 30, 2025, revenue generated from government agencies represented 34.1% and 33.8% of total revenue, of which revenue from U.S. federal government agencies was 25.9% and 24.9% of total revenue, respectively. Additionally, 38.4% and 37.3% of our revenue during the three and six months ended June 30, 2025, respectively, was generated from international customers. For the three and six months ended June 30, 2024, revenue generated from government agencies represented 31.4% and 30.4% of total revenue, of which revenue from U.S. federal government agencies was 22.6% and 22.1% of total revenue, respectively. Additionally, 38.2% and 37.7% of our revenue during the three and six months ended June 30, 2024, respectively, was generated from international customers.

No single end-customer accounted for more than 10% of our total revenue in the three and six months ended June 30, 2025 or 2024. As of June 30, 2025 and December 31, 2024, we had one reseller whose accounts receivable balance comprised 15.2% and 17.5% of total accounts receivable, respectively.

Cash and Cash Equivalents

We consider all highly liquid investments with original maturities of three months or less, as well as overnight repurchase agreements, to be cash equivalents.

Allowance for Doubtful Accounts

Accounts receivable and unbilled revenue are stated at realizable value, net of an allowance for doubtful accounts. The allowance is based on our assessment of the collectability of accounts and incorporates an estimation of expected lifetime credit losses on our receivables. We regularly review the composition of the accounts receivable aging, historical bad debts, changes in payment patterns, customer creditworthiness, current economic trends, and reasonable economic forecasts that affect collectability. If the financial condition of our customers were to deteriorate, resulting in their inability to make required payments, additional provisions for doubtful accounts would be required and would increase bad debt expense. The allowance for doubtful accounts totaled $2.7 million and $3.4 million as of June 30, 2025 and December 31, 2024, respectively.

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

Amortization associated with deferred commissions is recorded to sales and marketing expense in our consolidated statements of operations. Total commission expense was $12.8 million and $25.0 million for the three and six months ended June 30, 2025, respectively. Total commission expense was $11.5 million and $22.9 million for the three and six months ended June 30, 2024, respectively.

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

Treasury Stock

We account for treasury stock under the cost method. We reissue treasury stock to satisfy employee stock option exercises and the vesting of restricted stock units as well as for issuances of common stock to our Board of Directors. Because we are in an accumulated deficit position, all reissuances of treasury stock were recorded as a decrease to additional-paid-in-capital in our consolidated balance sheets.

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

The following table summarizes revenue recorded during the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cloud subscriptions	$106,915	$88,428	$206,741	$175,031
Term license subscriptions	17,703	17,227	44,617	40,998
Maintenance and support	8,039	7,319	15,651	14,639
Total subscriptions	132,657	112,974	267,009	230,668
Professional services	37,983	33,476	70,057	65,617
Total revenue	$170,640	$146,450	$337,066	$296,285

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

Significant Judgments and Estimates

Determining the Transaction Price

The transaction price is the total amount of consideration we expect to receive in exchange for the service offerings in a contract and may include both fixed and variable components. Variable consideration is included in the transaction price to the extent it is probable a significant reversal will not occur. The amount of variable consideration excluded from the transaction price for the three and six months ended June 30, 2025 and 2024 was immaterial. Our estimates of variable consideration are also subject to subsequent true-up adjustments and may result in changes to transaction prices; however, such true-up adjustments are not expected to be material.

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

The following table sets forth our contract asset and contract liability balances (in thousands):

	As of
	June 30, 2025	December 31, 2024	June 30, 2024	December 31, 2023
Contract assets, current*	$10,376	$12,933	$8,865	$12,052
Contract assets, non-current*	211	643	1,072	915
Total contract assets	$10,587	$13,576	$9,937	$12,967

Deferred revenue, current	$264,917	$281,760	$218,233	$235,992
Deferred revenue, non-current	10,798	5,477	4,695	4,700
Total contract liabilities	$275,715	$287,237	$222,928	$240,692
* Current and non-current contract assets are reported as components of the ‘Prepaid expenses and other current assets’ and ‘Other assets’ line items, respectively, in our consolidated balance sheets.

Revenue recognized from amounts included in contract liabilities at the beginning of the period totaled $202.8 million and $166.6 million for the six months ended June 30, 2025 and 2024, respectively.

Transaction Price Allocated to the Remaining Performance Obligations

As of June 30, 2025, we had an aggregate transaction price of $553.2 million allocated to unsatisfied performance obligations. We expect to recognize $349.7 million of this balance as revenue over the next 12 months with the remaining amount recognized thereafter.

4. Leases

As of June 30, 2025, our lease portfolio consists entirely of operating leases for corporate offices. Our operating leases have remaining lease terms with various expiration dates through 2031, and some leases include options to extend the term for up to an additional 10 years.

Lease Costs

Expense for operating leases is recognized on a straight-line basis over the lease term as an operating expense. We have lease agreements which require payments for lease and non-lease components (i.e., common area maintenance) that are accounted for as a single lease component. Variable lease payment amounts that cannot be determined at the commencement of the lease such as maintenance costs, utilities, and service charges, are not included in right-of-use (“ROU”) assets for operating leases or operating lease liabilities but rather are expensed as incurred and recorded as variable lease expense. We often receive customary incentives from our landlords such as tenant improvement allowances (“TIAs”) and rent abatement periods, which effectively reduce total lease payments owed for the leases.

The following table sets forth the components of lease expense for the three and six months ended June 30, 2025 and 2024 (in thousands, exclusive of sublease income):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating lease cost	$2,615	$2,410	$5,008	$4,821
Short-term lease cost	282	433	532	765
Variable lease cost	1,244	1,335	2,616	2,648
Total	$4,141	$4,178	$8,156	$8,234

Sublease income totaled $0.3 million and $0.7 million for the three and six months ended June 30, 2025, respectively. Sublease income totaled $0.3 million and $0.6 million for the three and six months ended June 30, 2024, respectively.

Lease Impairment Charges

There were no lease impairment charges during the three and six months ended June 30, 2025.

During the second quarter of 2024, we initiated actions to reduce the footprint of our leased office spaces. During the three months ended June 30, 2024, we recorded non-cash lease impairment charges of $5.5 million within general and administrative expenses in our consolidated statements of operations related to the two ROU assets. The non-cash lease impairment charges represent the amount the carrying value of the two asset groups exceeded their estimated fair values. The asset groups represented two separate floors within our corporate headquarters facility. The fair values of the two asset groups were measured using discounted cash flow models based on market rents and sublease incomes projected over the remaining lease terms.

Supplemental Lease Information

Supplemental balance sheet information related to operating leases as of June 30, 2025 and December 31, 2024 is presented in the following table (in thousands, except for lease term and discount rate):

	As of
	June 30, 2025	December 31, 2024
Right-of-use assets for operating leases	$30,951	$31,081

Operating lease liabilities, current	$13,052	$12,378
Operating lease liabilities, net of current portion	49,810	52,189
Total operating lease liabilities	$62,862	$64,567

Weighted average remaining lease term (in years)	6.0	6.5

Weighted average discount rate	9.4%	9.4%

Supplemental cash flow and expense information related to operating leases for the three and six months ended June 30, 2025 and 2024 is shown below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating cash outflows for operating leases	$3,248	$3,130	$6,441	$5,773

Amortization of operating lease right-of-use assets	947	815	1,857	1,598
Interest expense on operating lease liabilities	1,466	1,595	2,949	3,224

There were no TIA reimbursements for the three and six months ended June 30, 2025 or 2024.

A summary of our future minimum lease commitments under non-cancellable leases as of June 30, 2025 is shown below (in thousands):

Operating Leases
2025 (excluding the six months ended June 30, 2025)	$6,820
2026	13,829
2027	14,015
2028	12,881
2029	12,411
Thereafter	22,908
Total lease payments	82,864
Less: imputed interest	(20,002)
Total	$62,862

5. Goodwill and Intangible Assets

The following table details the changes in goodwill during the six months ended June 30, 2025 and fiscal year ended December 31, 2024 (in thousands):

Carrying Amount
Balance as of December 31, 2023	$27,106
Foreign currency translation adjustments	(1,551)
Balance as of December 31, 2024	25,555
Foreign currency translation adjustments	3,208
Balance as of June 30, 2025	$28,763

Intangible assets, net consisted of the following as of June 30, 2025 and December 31, 2024 (in thousands):

	As of
	June 30, 2025	December 31, 2024
Developed technology	$7,524	$6,685
Customer relationships	1,008	896
Intangible assets, gross	8,532	7,581
Less: accumulated amortization	(6,650)	(5,341)
Intangible assets, net	$1,882	$2,240

Intangible amortization expense was $0.3 million and $0.6 million for the three and six months ended June 30, 2025, respectively. Intangible amortization expense was $0.4 million and $0.7 million for the three and six months ended June 30, 2024, respectively. As of June 30, 2025, the weighted average remaining amortization periods for developed technology and customer relationships were approximately 1.2 years and 5.8 years, respectively.

The following table shows the projected annual amortization expense related to amortizable intangible assets as of June 30, 2025 (in thousands):

Projected Amortization
2025 (excluding the six months ended June 30, 2025)	$639
2026	822
2027	101
2028	101
2029	101
Thereafter	118
Total projected amortization expense	$1,882

6. Property and Equipment, net

Property and equipment, net consisted of the following as of June 30, 2025 and December 31, 2024 (in thousands):

	As of
	June 30, 2025	December 31, 2024
Leasehold improvements	$55,523	$54,088
Office furniture and fixtures	4,649	4,445
Computer software and hardware	9,536	9,363
Internally developed software	1,154	545
Equipment	201	191
Work in process	455	619
Property and equipment, gross	71,518	69,251
Less: accumulated depreciation	(36,719)	(32,142)
Property and equipment, net	$34,799	$37,109

Depreciation expense totaled $2.2 million and $4.4 million for the three and six months ended June 30, 2025, respectively. Depreciation expense totaled $2.2 million and $4.2 million for the three and six months ended June 30, 2024, respectively. We had no disposals or retirements during the three and six months ended June 30, 2025. We disposed of $0.3 million worth of fully depreciated equipment during the three and six months ended June 30, 2024.

7. Accrued Expenses

Accrued expenses consisted of the following as of June 30, 2025 and December 31, 2024 (in thousands):

	As of
	June 30, 2025	December 31, 2024
Hosting costs	$4,460	$3,047
Marketing and tradeshow expenses	1,830	1,728
Contract labor costs	1,717	1,043
Reimbursable employee expenses	1,297	1,569
Audit and tax expenses	1,071	1,029
Legal costs	994	289
Third party license fees	961	668
Taxes payable	655	1,285
Capital expenditures	16	66
Other accrued expenses	1,546	664
Total	$14,547	$11,388

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

The following table summarizes outstanding debt balances (in thousands):

	As of
	June 30, 2025	December 31, 2024
Borrowings under revolving credit facility	$62,000	$62,000
Secured term loan facility	184,563	189,563
Less: Debt issuance costs (1)	(938)	(1,139)
Total debt, net of debt issuance costs	$245,625	$250,424

Debt, current	$9,598	$9,598
Long-term debt	236,027	240,826
Total debt	$245,625	$250,424
(1) Deferred debt issuance costs associated with the term loan facility are recorded net of the debt obligation and amortized to interest expense over the term of the Credit Agreement.

As of June 30, 2025, we were in compliance with all covenants contained in the Credit Agreement. In addition, we had $62.0 million outstanding under our $100.0 million revolving credit facility, and we had outstanding letters of credit totaling $14.7 million in connection with securing leased office spaces.

9. Income Taxes

The provision for income taxes is based upon the estimated annual effective tax rates for the year applied to the current period income before tax plus the tax effect of any significant or unusual items, discrete events, or changes in tax law. Our operating subsidiaries are exposed to statutory effective tax rates ranging from zero to approximately 35%. Fluctuations in the distribution of pre-tax income among our operating subsidiaries can lead to fluctuations of the effective tax rate in the consolidated financial statements. For the three and six months ended June 30, 2025, the actual effective tax rates were 124.7% and 280.5%, respectively. For the three and six months ended June 30, 2024, the actual effective tax rates were 0.4% and 0.8%, respectively. The change in the effective tax rates for each period as compared to the same period in the prior year were primarily due to a near pre-tax break-even position in 2025.

As of June 30, 2025, our net unrecognized tax benefits totaled $7.8 million, which if recognized would result in no net effect on the effective tax rate due to a valuation allowance. The amount of reasonably possible unrecognized tax benefits that could decrease over the next 12 months due to the expiration of certain statutes of limitations or settlements of tax audits is not material to our consolidated financial statements.

We file income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions. Due to our net operating loss carryforwards, the tax years 2016 through 2024 remain open to examination by the major taxing jurisdictions to which we are subject. There are no open examinations that would have a meaningful impact on our consolidated financial statements.

On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was signed into law, which makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research cost expensing, and the business interest expense limitation. We are currently evaluating the impact of the OBBBA to our consolidated financial statements; however, we do not anticipate the provisions of OBBBA to materially impact our current year effective income tax rate.

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

We account for forfeitures of our stock-based awards as they occur rather than estimating expected forfeitures. As of June 30, 2025, the total compensation cost related to unvested stock options not yet recognized, which relates exclusively to the 2022 CEO option grant, was $3.4 million and will be recognized over a weighted average period of 0.8 years. Total unrecognized compensation cost related to unvested RSUs was approximately $36.7 million, which will be recognized over a weighted average period of 1.7 years.

In 2025, we changed our annual bonus program to provide eligible employees with the option to receive all or a portion of their earned annual bonuses for 2025, otherwise payable in cash, in the form of RSUs. The RSUs will be granted by our Board of Directors during the first quarter of 2026 and will be fully vested upon grant. The portion of the 2025 annual bonus to be paid in the form of RSUs is recorded as stock-based compensation expense while the related obligations are recorded as liabilities in the ‘Accrued compensation and related benefits’ line item on our consolidated balance sheets. During the three and six months ended June 30, 2025, we recognized $1.7 million and $2.9 million of stock-based compensation related to this program, respectively.

The following table summarizes the components of our stock-based compensation expense for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of revenue
Subscriptions	$205	$217	$448	$430
Professional services	1,355	1,461	2,762	3,039
Operating expenses
Sales and marketing	2,035	1,997	4,223	4,524
Research and development	3,286	2,919	6,224	5,920
General and administrative	3,812	3,306	7,075	6,593
Total stock-based compensation expense	$10,693	$9,900	$20,732	$20,506

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

The following outstanding securities, prior to the use of the treasury stock method, have been excluded from the computation of diluted weighted-average shares outstanding for the respective periods below because they would have been antidilutive to earnings per share:

	Three and Six Months Ended June 30,
	2025	2024
Stock options	1,005,696	2,530,468
Non-vested restricted stock units	1,401,959	1,189,539

12. Commitments, Contingencies, and Other Matters

Minimum Purchase Commitments

We have a non-cancellable cloud hosting arrangement with Amazon Web Services (“AWS”) that contains provisions for minimum purchase commitments. Specifically, purchase commitments under the agreement total $220.0 million over five years. The agreement, which originated in July 2021 and was amended in October 2024, currently contains minimum annual spending requirements of $44.0 million from November 2024 to October 2029. Spending under this agreement for the three and six months ended June 30, 2025 totaled $12.9 million and $23.3 million, respectively. Spending under this agreement for the three and six months ended June 30, 2024 totaled $10.7 million and $21.0 million, respectively. The timing of payments under the agreement may vary, but we expect to meet our minimum annual spending requirement during the term of the arrangement.

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

Defendant Youyong Zou has satisfied the judgment of $5,000 (plus interest) against him in lieu of appealing that judgment. On September 15, 2022, Pegasystems filed a notice of appeal to the Court of Appeals of Virginia. On July 30, 2024, the Court of Appeals of Virginia issued a decision reversing the judgment against Pegasystems and remanding for a new trial. The decision rejected Pegasystems’ argument that Appian had not presented evidence that trade secrets were misappropriated but reversed the judgment on the basis of evidentiary and damages rulings made by the trial court. On August 29, 2024, Appian submitted a petition to the Supreme Court of Virginia seeking to reverse the Court of Appeals decision and reinstate the full judgment against Pegasystems. Pegasystems filed an opposition to the petition and cross-issues for appeal on October 21, 2024. On March 7, 2025, the Supreme Court of Virginia granted Appian’s petition and agreed to hear Appian’s appeal as well as Pegasystems’ cross-issues for appeal. The timeline for hearing Appian’s appeal is solely in the control of the Supreme Court, and we cannot predict the outcome of any appeals or the exact time it will take to resolve them.

Judgment Preservation Insurance

On September 1, 2023, we entered into a Judgment Preservation Insurance (“JPI”) policy in connection with our $2.036 billion judgment against Pegasystems. The total cost of the policy was $57.3 million and is comprised of the premium, a one-time broker fee, and Virginia lines tax. The policy provides up to $500.0 million of coverage.

The total cost of the policy was capitalized and is being amortized on a straight-line basis over the estimated length of the appeals process. We currently estimate the total length of the appeals process (solely for amortization purposes) to be approximately four years. This estimate is reviewed each reporting period. Amortization expense associated with the JPI premium is recorded to general and administrative expenses in our consolidated statements of operations. JPI amortization expense was $3.1 million and $6.2 million for the three and six months ended June 30, 2025, respectively. JPI amortization expense was $4.5 million and $9.0 million for the three and six months ended June 30, 2024, respectively. As of June 30, 2025, $12.5 million of the unamortized balance is classified as ‘Prepaid expenses and other current assets’ while the remaining $16.7 million is classified as 'Other assets’ on our consolidated balance sheets.

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

Share Repurchase Program

In May 2025, our Board of Directors authorized a program to repurchase up to $10.0 million of our common stock from May 2025 to December 2025. In June 2025, we repurchased 0.3 million shares under this program at an average share price of $31.91, totaling an aggregate cost of $10.0 million. As of June 30, 2025, shareholders’ equity included 74.0 million shares outstanding, net of 0.3 million shares of common stock held in treasury.

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

The following table summarizes revenue by geography for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Domestic	$105,193	$90,534	$211,386	$184,647
International	65,447	55,916	125,680	111,638
Total	$170,640	$146,450	$337,066	$296,285

With respect to geographic information, revenue is attributed to respective geographies based on the contracting address of the customer. The value of our long-lived assets, which are comprised of property and equipment, intangible assets with finite lives, and right-of-use assets, held in the United States and internationally as of June 30, 2025 were $52.4 million and $15.3 million, respectively. As of December 31, 2024, our long-lived assets held in the United States and internationally were $55.9 million and $14.6 million, respectively.

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

The asset or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques maximize the use of relevant observable inputs and minimize the use of unobservable inputs. There were no instruments measured at fair value on a recurring basis using significant unobservable inputs as of June 30, 2025 and December 31, 2024.

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

The carrying amounts of our accounts receivable, accounts payable, and accrued expenses approximate fair value as of June 30, 2025 and December 31, 2024 because of the relatively short duration of these instruments. Additionally, the carrying value of our debt associated with the term loan facility approximates fair value because the interest rates are variable and reset on relatively short durations to the then market rates.

Investments

Our investment portfolio consists largely of debt investments classified as available-for-sale. Changes in the fair value of available-for-sale securities, excluding other-than-temporary impairments, have been recorded in ‘Accumulated other comprehensive loss’ in our consolidated balance sheets. The components of our cash, cash equivalents, and investments as of June 30, 2025 are as follows (in thousands):

	As of June 30, 2025
	Fair Value Measurement				Balance Sheet Classification
	Fair Value Level	Cost Basis	Unrealized Gains (Losses)	Fair Value	Cash and Cash Equivalents	Short-term Investments and Marketable Securities
Cash	Level 1	$108,020	$—	$108,020	$108,020	$—
Money market fund	Level 1	4,187	—	4,187	4,187	—
U.S. Treasury bonds	Level 1	43,929	(1)	43,928	—	43,928
Commercial paper	Level 2	7,994	(1)	7,993	—	7,993
Corporate bonds	Level 2	20,623	2	20,625	—	20,625
Total investments		$184,753	$—	$184,753	$112,207	$72,546

At December 31, 2024, our investments consisted of the following (in thousands):

	As of December 31, 2024
	Fair Value Measurement				Balance Sheet Classification
	Fair Value Level	Cost Basis	Unrealized Gains (Losses)	Fair Value	Cash and Cash Equivalents	Short-term Investments and Marketable Securities
Cash	Level 1	$106,338	$—	$106,338	$106,338	$—
Money market fund	Level 1	12,214	—	12,214	12,214	—
U.S. Treasury bonds	Level 1	24,376	26	24,402	—	24,402
Commercial paper	Level 2	2,974	3	2,977	—	2,977
Corporate bonds	Level 2	13,900	29	13,929	—	13,929
Total investments		$159,802	$58	$159,860	$118,552	$41,308

We did not hold any Level 3 assets at any point during the three and six months ended June 30, 2025. Additionally, there were no transfers between Levels 1 and 2 during the six months ended June 30, 2025. Interest income on our investments, which is recorded within ‘Other (income) expense, net’ on our consolidated statements of operations, totaled $2.0 million and $3.6 million for the three and six months ended June 30, 2025, respectively. Interest income on our investments totaled $1.7 million and $3.6 million for the three and six months ended June 30, 2024, respectively.

The contractual maturities of our debt securities as of June 30, 2025 and December 31, 2024 were all one year or less. Actual maturities may differ from contractual maturities because borrowers have the right to call or prepay certain obligations.

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

Our customers primarily include financial services, government, life sciences, insurance, manufacturing, energy, healthcare, telecommunications, and transportation organizations. Generally, our sales team targets its efforts at organizations with over 2,000 employees and $2 billion in annual revenue. For the three and six months ended June 30, 2025, revenue generated from government agencies represented 34.1% and 33.8%, respectively, of total revenue, of which revenue from U.S. federal government agencies was 25.9% and 24.9% of total revenue in each period. For the three and six months ended June 30, 2024, revenue generated from government agencies represented 31.4% and 30.4%, respectively, of total revenue, of which revenue from U.S. federal government agencies was 22.6% and 22.1% of total revenue, respectively.

We offer our platform globally. Our platform supports multiple languages to facilitate collaboration and address challenges in multinational organizations. In the three and six months ended June 30, 2025, 38.4% and 37.3%, respectively, of our total revenue was generated from customers outside of the United States as compared to 38.2% and 37.7% in the three and six months ended June 30, 2024, respectively. As of June 30, 2025, we operated in 16 countries. We believe we have a significant opportunity to continue to grow our international footprint, and we are investing in new geographies, including through investment in direct and indirect sales channels, professional services, and customer support and implementation partners.

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

•Further Penetration of Existing Customers - Our sales team seeks to generate additional revenue from existing customers by adding new users or application licenses to our platform. Many of our customers begin by building a single application and then grow to build dozens of applications on our platform. Generally, the development of new applications on our platform results in the expansion of our user base within an organization and a corresponding increase in revenue. As a result of this “land and expand” strategy, we have generated significant additional revenue from our customer base. Our ability to increase sales to existing customers will depend on a number of factors, including the size of our sales and professional services teams, customers’ level of satisfaction with our platform and professional services, pricing, economic conditions, and our customers’ overall spending levels.

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

Key Metrics

We monitor the following metrics to help us measure and evaluate the effectiveness of our operations. All dollar amounts are presented in thousands.

Cloud Subscriptions Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	% Change	2025	2024	% Change
Cloud subscriptions revenue	$106,915	$88,428	20.9%	$206,741	$175,031	18.1%

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

Cloud Subscriptions Revenue Retention Rate

	As of June 30,
	2025	2024
Cloud subscriptions revenue retention rate	111%	118%

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

Professional Services Gross Margin

Professional services gross margin is affected by the growth in our professional services revenue as compared to the growth in, and timing of, the costs of our professional services organization as we continue to invest in the growth of our business, as well as by consultant utilization rates. Professional services gross margin is also impacted by the amount of services performed by subcontractors and partners as opposed to internal resources. The professional services margins for individual quarters remain subject to fluctuation based on the factors discussed above.
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

Results of Operations

The following table sets forth our consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue
Subscriptions	$132,657	$112,974	$267,009	$230,668
Professional services	37,983	33,476	70,057	65,617
Total revenue	170,640	146,450	337,066	296,285
Cost of revenue
Subscriptions	17,154	13,262	32,048	25,532
Professional services	26,767	26,151	50,791	51,878
Total cost of revenue	43,921	39,413	82,839	77,410
Gross profit	126,719	107,037	254,227	218,875
Operating expenses
Sales and marketing	60,458	66,592	115,011	124,748
Research and development	40,347	39,446	79,864	79,217
General and administrative	36,898	40,193	71,170	73,639
Total operating expenses	137,703	146,231	266,045	277,604
Operating loss	(10,984)	(39,194)	(11,818)	(58,729)
Other non-operating (income) expense
Other (income) expense, net	(17,564)	(1,545)	(23,280)	6,662
Interest expense	5,319	6,107	10,637	11,753
Total other non-operating (income) expense	(12,245)	4,562	(12,643)	18,415
Income (loss) before income taxes	1,261	(43,756)	825	(77,144)
Income tax expense (benefit)	1,573	(164)	2,314	(629)
Net loss	$(312)	$(43,592)	$(1,489)	$(76,515)

The following table sets forth our consolidated statements of operations data expressed as a percentage of total revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue
Subscriptions	77.7%	77.1%	79.2%	77.9%
Professional services	22.3	22.9	20.8	22.1
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue
Subscriptions	10.1	9.1	9.5	8.6
Professional services	15.7	17.9	15.1	17.5
Total cost of revenue*	25.7	26.9	24.6	26.1
Gross profit	74.3	73.1	75.4	73.9
Operating expenses
Sales and marketing	35.4	45.5	34.1	42.1
Research and development	23.6	26.9	23.7	26.7
General and administrative	21.6	27.4	21.1	24.9
Total operating expenses*	80.7	99.9	78.9	93.7
Operating loss	(6.4)	(26.8)	(3.5)	(19.8)
Other non-operating (income) expense
Other (income) expense, net	(10.3)	(1.1)	(6.9)	2.2
Interest expense	3.1	4.2	3.2	4.0
Total other non-operating (income) expense*	(7.2)	3.1	(3.8)	6.2
Income (loss) before income taxes*	0.7	(29.9)	0.2	(26.0)
Income tax expense (benefit)	0.9	(0.1)	0.7	(0.2)
Net loss*	(0.2)%	(29.8)%	(0.4)%	(25.8)%
* Totals may not foot due to rounding.

Comparison of the Three Months Ended June 30, 2025 and 2024

Revenue

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Revenue
Subscriptions	$132,657	$112,974	$19,683	17.4%
Professional services	37,983	33,476	4,507	13.5
Total revenue	$170,640	$146,450	$24,190	16.5%

Total revenue increased $24.2 million, or 17%, in the three months ended June 30, 2025 compared to the same period in 2024 due to an increase in our subscriptions revenue of $19.7 million coupled with an increase in our professional services revenue of $4.5 million. The increase in subscriptions revenue was driven by an $18.5 million increase in cloud subscriptions revenue, a $0.5 million increase in term license subscriptions revenue, and a $0.7 million increase in maintenance and support revenue. With respect to new versus existing customers, there was an $11.3 million increase in subscriptions revenue from sales to new customers, while the remaining $8.4 million of the increase was attributable to expanded deployments, price increases on renewals, and corresponding sales of additional subscriptions to existing customers. The increase in professional services revenue was due primarily to a $6.1 million increase in revenue from sales to new customers customers, which was partially offset by a $1.6 million decrease in sales to existing customers.

Cost of Revenue

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Cost of revenue
Subscriptions	$17,154	$13,262	$3,892	29.3%
Professional services	26,767	26,151	616	2.4
Total cost of revenue	$43,921	$39,413	$4,508	11.4%
Subscriptions gross margin	87.1%	88.3%
Professional services gross margin	29.5%	21.9%
Total gross margin	74.3%	73.1%

Cost of revenue increased $4.5 million, or 11%, in the three months ended June 30, 2025 compared to the same period in 2024, primarily due to a $3.4 million increase in hosting costs coupled with a $2.0 million increase in contractor costs. These increases were partially offset by a $0.9 million decrease in professional services and product support personnel costs. Hosting costs increased due to an increase in sales of our cloud offering during the three months ended June 30, 2025, while contractor costs increased due to an increase in the usage of subcontractors for professional services engagements. Professional services and product support personnel costs decreased due to a decrease headcount of 8% from June 30, 2024 to June 30, 2025.

Sales and Marketing Expense

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$60,458	$66,592	$(6,134)	(9.2)%
% of revenue	35.4%	45.5%

Sales and marketing expense decreased $6.1 million, or 9%, in the three months ended June 30, 2025 compared to the same period in 2024, primarily due to a $5.0 million decrease in sales and marketing personnel costs and a $0.7 million decrease in marketing expenses. This decrease was partially offset by a $0.4 million increase in contractor costs. Sales and marketing personnel costs decreased due to a decrease in sales and marketing headcount of 25% from June 30, 2024 to June 30, 2025. Marketing expenses decreased due to reduced spending on marketing events and digital marketing.

Research and Development Expense

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Research and development	$40,347	$39,446	$901	2.3%
% of revenue	23.6%	26.9%

Research and development expense increased $0.9 million, or 2%, in the three months ended June 30, 2025 compared to the same period in 2024. This change is primarily attributable to a $1.0 million increase in research and development personnel costs, which was partially offset by a $0.3 million decline in contractor costs. Although research and development headcount remained consistent period over period, overall personnel costs increased due to higher bonus expense and a $0.4 million increase in stock compensation expense. Contractor costs decreased due to lower third-party consulting fees.

General and Administrative Expense

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
	(dollars in thousands)
General and administrative	$36,898	$40,193	$(3,295)	(8.2)%
% of revenue	21.6%	27.4%

General and administrative expense decreased $3.3 million, or 8%, in the three months ended June 30, 2025 compared to the same period in 2024 primarily due to a $5.0 million decrease in rent expense. In addition, insurance expense decreased $1.3 million due to lower amortization expense associated with our JPI policy. These decreases were partially offset by increases of $1.2 million in professional fees and $1.0 million in general and administrative personnel costs. Rent expense decreased due to $5.5 million of lease impairment charges recorded in the prior year period, with no such charges occurring in the current year. Professional fees increased primarily due to a $1.8 million increase in litigation-related expenses attributable to the Pegasystems legal case. Although general and administrative headcount was down 5% from June 30, 2024 to June 30, 2025, personnel costs increased due to higher bonus expense and a $0.5 million increase in stock compensation expense.

Other Income, Net

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Other income, net	$(17,564)	$(1,545)	$(16,019)	***
% of revenue	(10.3)%	(1.1)%
*** Indicates a percentage that is not meaningful.

Other income, net was $17.6 million in the three months ended June 30, 2025 compared to other income, net of $1.5 million in the three months ended June 30, 2024. This change was primarily due to $15.6 million in foreign exchange gains in the three months ended June 30, 2025 as compared to $0.2 million in foreign exchange losses in the three months ended June 30, 2024.

Interest Expense

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Interest expense	$5,319	$6,107	$(788)	(12.9)%
% of revenue	3.1%	4.2%

Interest expense decreased by $0.8 million in the three months ended June 30, 2025 as compared to the corresponding period in 2024 primarily due to a lower effective interest rate and lower outstanding principal compared to the prior year period.

Income Tax Expense (Benefit)

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Income tax expense (benefit)	$1,573	$(164)	$1,737	***
% of revenue	0.9%	(0.1)%
*** Indicates a percentage that is not meaningful.

Income tax expense increased by $1.7 million in the three months ended June 30, 2025 as compared to the corresponding period in 2024. This change was primarily driven by increased pre-tax book income in certain international subsidiaries for the three months ended June 30, 2025. The change in pre-tax book income was primarily attributable to increases in unrealized foreign exchange gains.

Comparison of the Six Months Ended June 30, 2025 and 2024

Revenue

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Revenue
Subscriptions	$267,009	$230,668	$36,341	15.8%
Professional services	70,057	65,617	4,440	6.8
Total revenue	$337,066	$296,285	$40,781	13.8%

Total revenue increased $40.8 million, or 14%, in the six months ended June 30, 2025 compared to the same period in 2024 due to an increase in our subscriptions revenue of $36.3 million as well as an increase in our professional services revenue of $4.4 million. The increase in subscriptions revenue was driven by a $31.7 million increase in cloud subscriptions revenue, a $3.6 million increase in term license subscriptions revenue, and a $1.0 million increase in maintenance and support revenue. With respect to new versus existing customers, there was an $18.5 million increase in subscriptions revenue from sales to new customers, while the remaining $17.8 million of the increase was attributable to expanded deployments, price increases on renewals, and corresponding sales of additional subscriptions to existing customers. The increase in professional services revenue was due primarily to a $10.7 million increase in revenue from sales to new customers, which was partially offset by a $6.3 million decrease in sales to existing customers.

Cost of Revenue

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Cost of revenue
Subscriptions	$32,048	$25,532	$6,516	25.5%
Professional services	50,791	51,878	(1,087)	(2.1)
Total cost of revenue	$82,839	$77,410	$5,429	7.0%
Subscriptions gross margin	88.0%	88.9%
Professional services gross margin	27.5%	20.9%
Total gross margin	75.4%	73.9%

Cost of revenue increased $5.4 million, or 7%, in the six months ended June 30, 2025 compared to the same period in 2024, primarily due to a $5.8 million increase in hosting costs coupled with a $2.4 million increase in contractor costs. These increases were partially offset by a $2.5 million decrease in professional services and product support personnel costs. Hosting costs increased due to an increase in sales of our cloud offering during the six months ended June 30, 2025, while contractor costs increased due to an increase in the usage of subcontractors for professional services engagements. Professional services and product support personnel costs decreased due to a decrease in cost of sales headcount of 8% from June 30, 2024 to June 30, 2025.

Sales and Marketing Expense

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$115,011	$124,748	$(9,737)	(7.8)%
% of revenue	34.1%	42.1%

Sales and marketing expense decreased $9.7 million, or 8%, in the six months ended June 30, 2025 compared to the same period in 2024, primarily due to a $7.3 million decrease in sales and marketing personnel costs, a $1.6 million decrease in allocated costs such as rent and employee medical costs, and a $0.7 million decrease in marketing expenses. These decreases were partially offset by a $0.7 million increase in travel and entertainment costs and a $0.6 million increase in contractor costs. Sales and marketing personnel costs decreased due to a decrease in sales and marketing headcount of 25% from June 30, 2024 to June 30, 2025. Travel and entertainment expense increased due to a higher number of in-person events and engagements relative to the prior year, while the increase in contractor costs was attributable to an increase in third-party consulting fees.

Research and Development Expense

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Research and development	$79,864	$79,217	$647	0.8%
% of revenue	23.7%	26.7%

Research and development expense increased $0.6 million, or 1%, in the six months ended June 30, 2025 compared to the same period in 2024. This change is primarily attributable to a $0.6 million increase in research and development personnel costs. Although research and development headcount remained consistent period over period, overall personnel costs increased due to higher stock compensation and severance expense, offset by a reduction in salaries expense.

General and Administrative Expense

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
	(dollars in thousands)
General and administrative	$71,170	$73,639	$(2,469)	(3.4)%
% of revenue	21.1%	24.9%

General and administrative expense decreased $2.5 million, or 3%, in the six months ended June 30, 2025 compared to the same period in 2024 primarily due to a $4.5 million decrease in rent expense. In addition, insurance expense decreased $2.7 million due to lower amortization expense associated with our judgment preservation insurance policy. These decreases were partially offset by increases of $1.8 million in professional fees, $1.2 million in information technology spending, and $0.7 million in general and administrative personnel costs. Rent expense decreased due to $5.5 million of lease impairment charges recorded in the prior year period, with no such charges occurring in the current year. Professional fees increased primarily due to a $2.7 million increase in litigation-related expenses attributable to the Pegasystems legal case. Although general and administrative headcount was down 5% from June 30, 2024 to June 30, 2025, personnel costs increased due to higher bonus expense and a $0.5 million increase in stock compensation expense.

Other (Income) Expense, Net

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Other (income) expense, net	$(23,280)	$6,662	$(29,942)	***
% of revenue	(6.9)%	2.2%
*** Indicates a percentage that is not meaningful.

Other income, net was $23.3 million in the six months ended June 30, 2025 compared to other expense, net of $6.7 million in the six months ended June 30, 2024. This change was primarily due to $19.7 million in foreign exchange gains in the six months ended June 30, 2025 as compared to $11.7 million in foreign exchange losses in the six months ended June 30, 2024. In addition, there was a $1.4 million decrease in other income related to a non-recurring local government incentive payment that was received in the prior year.

Interest Expense

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Interest expense	$10,637	$11,753	$(1,116)	(9.5)%
% of revenue	3.2%	4.0%

Interest expense decreased by $1.1 million in the six months ended June 30, 2025 as compared to the corresponding period in 2024 primarily due to a lower effective interest rate and lower outstanding principal across the comparable periods.

Income Tax Expense (Benefit)

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Income tax expense (benefit)	$2,314	$(629)	$2,943	***
% of revenue	0.7%	(0.2)%
*** Indicates a percentage that is not meaningful.

Income tax expense increased by $2.9 million in the six months ended June 30, 2025 as compared to the corresponding period in 2024. This change was primarily driven by increased pre-tax book income in certain international subsidiaries for the six months ended June 30, 2025. The change in pre-tax book income was primarily attributable to increases in unrealized foreign exchange gains.

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

Our non-GAAP financial performance measures include the following: non-GAAP subscriptions cost of revenue, non-GAAP professional services cost of revenue, non-GAAP total cost of revenue, non-GAAP total operating expense, non-GAAP operating income (loss), non-GAAP income tax expense (benefit), non-GAAP net income (loss), and non-GAAP net income (loss) per share, basic and diluted. These non-GAAP financial performance measures exclude the effect of stock-based compensation expense, unrealized foreign exchange rate gains and losses, certain non-ordinary litigation-related expenses consisting of legal and other professional fees associated with the Pegasystems cases (net of insurance reimbursements), or Litigation Expense, amortization of the judgment preservation insurance policy, or JPI Amortization, severance costs related to an involuntary reduction in our workforce, or Severance Costs, and lease impairment and lease-related charges associated with actions taken to reduce the footprint of our leased office spaces, or Lease Impairment and Lease-Related Charges. While some of these items may be recurring in nature and should not be disregarded in the evaluation of our earnings performance, it is useful to exclude such items when analyzing current results and trends compared to other periods as these items can vary significantly from period to period depending on specific underlying transactions or events that may occur. Therefore, while we may incur or recognize these types of expenses in the future, we believe removing these items for purposes of calculating our non-GAAP financial measures provides investors with a more focused presentation of our ongoing operating performance.

We also discuss adjusted EBITDA, a non-GAAP financial performance measure we believe offers a useful view of the overall operation of our business. We define adjusted EBITDA as net loss before (1) other (income) expense , net, (2) interest expense, (3) income tax expense (benefit), (4) depreciation expense and amortization of intangible assets, (5) stock-based compensation expense, (6) Litigation Expense, (7) JPI Amortization, (8) Severance Costs, and (9) Lease Impairment and Lease-Related Charges. The most directly comparable GAAP financial measure to adjusted EBITDA is net loss. Users should consider the limitations of using adjusted EBITDA, including the fact that this measure does not provide a complete measure of our operating performance. Adjusted EBITDA is not intended to purport to be an alternative to net loss as a measure of operating performance or to cash flows from operating activities as a measure of liquidity.

The presentation of these non-GAAP financial measures is not intended to be considered in isolation from, as a substitute for, or superior to the financial information prepared and presented in accordance with GAAP, and our non-GAAP measures may be different from non-GAAP measures used by other companies.

The following tables reconcile our non-GAAP measures to their nearest comparable GAAP measures (in thousands, except per share data):

	GAAP Measure	Stock-Based Compensation	Litigation Expense	JPI Amortization	Lease Impairment and Lease-Related Charges	Unrealized Foreign Exchange Rate Gains and Losses	Non-GAAP Measure
Three Months Ended June 30, 2025
Subscriptions cost of revenue	$17,154	$(205)	$—	$—	$—	$—	$16,949
Professional services cost of revenue	26,767	(1,355)	—	—	—	—	25,412
Total cost of revenue	43,921	(1,560)	—	—	—	—	42,361
Total operating expense	137,703	(9,133)	(2,482)	(3,118)	(297)	—	122,673
Operating (loss) income	(10,984)	10,693	2,482	3,118	297	—	5,606
Non-operating (income) expense	(17,564)	—	—	—	—	16,754	(810)
Income tax impact of above items	1,573	295	—	—	—	(1,059)	809
Net (loss) income	(312)	10,398	2,482	3,118	297	(15,695)	288
Net (loss) income per share, basic	$(0.00)	$0.14	$0.03	$0.04	$—	$(0.21)	$0.00
Net (loss) income per share, diluted(a)	$(0.00)	$0.14	$0.03	$0.04	$—	$(0.21)	$0.00

Six Months Ended June 30, 2025
Subscriptions cost of revenue	$32,048	$(448)	$—	$—	$—	$—	$31,600
Professional services cost of revenue	50,791	(2,762)	—	—	—	—	48,029
Total cost of revenue	82,839	(3,210)	—	—	—	—	79,629
Total operating expense	266,045	(17,522)	(4,194)	(6,202)	(609)	—	237,518
Operating (loss) income	(11,818)	20,732	4,194	6,202	609	—	19,919
Non-operating (income) expense	(23,280)	—	—	—	—	20,770	(2,510)
Income tax impact of above items	2,314	750	—	—	—	(1,326)	1,738
Net (loss) income	(1,489)	19,982	4,194	6,202	609	(19,444)	10,054
Net (loss) income per share, basic	$(0.02)	$0.27	$0.06	$0.08	$0.01	$(0.26)	$0.14
Net (loss) income per share, diluted(a,b)	$(0.02)	$0.27	$0.06	$0.08	$0.01	$(0.26)	$0.13
(a) Accounts for the impact of 0.4 million shares of dilutive securities.
(b) Per share amounts do not foot due to rounding.

	GAAP Measure	Stock-Based Compensation	Litigation Expense	JPI Amortization	Severance Costs	Lease Impairment and Lease-Related Charges	Unrealized Foreign Exchange Rate Gains and Losses	Non-GAAP Measure
Three Months Ended June 30, 2024
Subscriptions cost of revenue	$13,262	$(217)	$—	$—	$—	$—	$—	$13,045
Professional services cost of revenue	26,151	(1,461)	—	—	(1,398)	—	—	23,292
Total cost of revenue	39,413	(1,678)	—	—	(1,398)	—	—	36,337
Total operating expense	146,231	(8,222)	(721)	(4,504)	(4,136)	(5,462)	—	123,186
Operating (loss) income	(39,194)	9,900	721	4,504	5,534	5,462	—	(13,073)
Non-operating income	(1,545)	—	—	—	—	—	(959)	(2,504)
Income tax impact of above items	(164)	537	—	—	1,096	—	103	1,572
Net (loss) income	(43,592)	9,363	721	4,504	4,438	5,462	856	(18,248)
Net (loss) income per share, basic and diluted	$(0.60)	$0.13	$0.01	$0.06	$0.06	$0.08	$0.01	$(0.25)

Six Months Ended June 30, 2024
Subscriptions cost of revenue	$25,532	$(430)	$—	$—	$—	$—	$—	$25,102
Professional services cost of revenue	51,878	(3,039)	—	—	(1,398)	—	—	47,441
Total cost of revenue	77,410	(3,469)	—	—	(1,398)	—	—	72,543
Total operating expense	277,604	(17,037)	(1,463)	(9,008)	(4,136)	(5,462)	—	240,498
Operating (loss) income	(58,729)	20,506	1,463	9,008	5,534	5,462	—	(16,756)
Non-operating expense (income)	6,662	—	—	—	—	—	(12,807)	(6,145)
Income tax impact of above items	(629)	1,141	—	—	1,096	—	1,038	2,646
Net (loss) income	(76,515)	19,365	1,463	9,008	4,438	5,462	11,769	(25,010)
Net (loss) income per share, basic and diluted	$(1.05)	$0.27	$0.02	$0.12	$0.06	$0.08	$0.16	$(0.34)

The following table reconciles GAAP net loss to adjusted EBITDA for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
GAAP net loss	$(312)	$(43,592)	$(1,489)	$(76,515)
Other (income) expense, net	(17,564)	(1,545)	(23,280)	6,662
Interest expense	5,319	6,107	10,637	11,753
Income tax expense (benefit)	1,573	(164)	2,314	(629)
Depreciation expense and amortization of intangible assets	2,524	2,580	4,970	4,941
Stock-based compensation expense	10,693	9,900	20,732	20,506
Litigation Expense	2,482	721	4,194	1,463
JPI Amortization	3,118	4,504	6,202	9,008
Severance Costs	—	5,534	—	5,534
Lease Impairment and Lease-Related Charges	297	5,462	609	5,462
Adjusted EBITDA	$8,130	$(10,493)	$24,889	$(11,815)

Liquidity and Capital Resources

The following table presents selected financial information and statistics pertaining to liquidity and capital resources as of June 30, 2025 and December 31, 2024:

	As of
	June 30, 2025	December 31, 2024
Cash and cash equivalents	$112,207	$118,552
Short-term investments and marketable securities	72,546	41,308
Property and equipment, net	34,799	37,109
Working capital*	64,320	80,787
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

In 2024, we entered into a Judgment Preservation Insurance policy in connection with our $2.036 billion judgment against Pegasystems. See Note 12 to the consolidated financial statements for additional details. The total cost of the policy was $57.3 million, which we paid with operating cash on hand. In February 2024, our Board of Directors authorized a share repurchase program, under which we repurchased approximately 1.3 million shares of our common stock for approximately $50.0 million during the first quarter of 2024. In addition, in May 2025, our Board of Directors authorized a second program to repurchase up to $10.0 million of our common stock from May 2025 to December 2025. In the second quarter of 2025, we repurchased 0.3 million shares under this program at an average share price of $31.91 and totaling $10.0 million.

Outside of the above items and cash used by operations, other uses of cash in 2025 to date have included capital expenditures related to the expansion of the new leased facilities and principal repayments of our term loan debt.

Furthermore, we have a non-cancellable cloud hosting arrangement with AWS that contains provisions for minimum purchase commitments. Specifically, purchase commitments under the agreement total $220.0 million over five years. The agreement, which was originated in July 2021 and amended in October 2024, currently contains minimum annual spending requirements of $44.0 million from November 2024 to October 2029. Spending under this agreement for the three and six months ended June 30, 2025 totaled $12.9 million and $23.3 million, respectively. Spending under this agreement for the three and six months ended June 30, 2024 totaled $10.7 million and $21.0 million, respectively. We expect to meet our minimum annual spending requirement during the term of the arrangement.

Historical Cash Flows

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Beginning cash, cash equivalents, and restricted cash	$118,552	$149,351	$(30,799)	(20.6)%
Operating activities:
Net loss	(1,489)	(76,515)	75,026	(98.1)
Stock-based compensation and other non-cash adjustments	5,204	43,257	(38,053)	(88.0)
Changes in working capital	39,311	34,509	4,802	13.9
Net cash provided by operating activities	43,026	1,251	41,775	***

Investing activities:
Net cash used by investing activities	(33,093)	(21,629)	(11,464)	53.0

Financing activities:
Net cash used by financing activities	(18,965)	(6,695)	(12,270)	***

Effect of exchange rates	2,687	(1,491)	4,178	***
Net change	(6,345)	(28,564)	22,219	(77.8)
Ending cash and cash equivalents	$112,207	$120,787	$(8,580)	(7.1)%
*** Indicates a percentage that is not meaningful.

Operating Activities

Net cash provided by operating activities was $43.0 million for the six months ended June 30, 2025 as compared to $1.3 million provided by operating activities for the six months ended June 30, 2024. The increase in net cash provided by operating activities was primarily driven by increased cash collections stemming from strong contract bookings in the fourth quarter of 2024 and first half of 2025 as well as our continuing cost management activities.

Investing Activities

Net cash used by investing activities was $33.1 million for the six months ended June 30, 2025 as compared to $21.6 million in net cash used by investing activities for the six months ended June 30, 2024. This change was primarily driven by a $30.9 million increase in purchases of short-term investments. This increase was partially offset by an $18.3 million increase in proceeds from the maturity of investments and a $1.1 million decrease in capital expenditure payments.
Financing Activities

Net cash used by financing activities was $19.0 million for the six months ended June 30, 2025 as compared to $6.7 million of net cash used by financing activities for the six months ended June 30, 2024. The increase in net cash used by financing activities was primarily due to a $50.0 million decrease in proceeds from borrowings, which was partially offset by a $40.0 million decrease in repurchases of common stock and a $2.5 million increase in debt repayments during the six months ended June 30, 2025.

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

Interest Rate Risk

We had cash and cash equivalents of $112.2 million as of June 30, 2025, which consisted of investments in money market funds, cash in readily available checking accounts, overnight repurchase investments, and other marketable securities.

As of June 30, 2025, we had outstanding principal debt of $245.6 million, which carries interest as defined in our Credit Agreement. Refer to Note 8 of the condensed consolidated financial statements in this Quarterly Report on Form 10-Q for additional details. We assessed our exposure to changes in interest rates by analyzing sensitivity to our operating results, assuming various changes in market interest rates. A hypothetical increase of one percentage point in the interest rate as of June 30, 2025 would increase our interest expense by approximately $2.4 million annually.

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

Foreign Currency Exchange Risk

Our reporting currency is the U.S. dollar. Due to our international operations, we have foreign currency risks related to revenue and operating expenses denominated in currencies other than the U.S. dollar, primarily the British pound sterling, Euro, Australian dollar, and Swiss franc. Our sales contracts are primarily denominated in the local currency of the customer making the purchase. In addition, portions of operating expenses are incurred outside the United States and are denominated in foreign currencies. An increase in the relative value of the U.S. dollar to other currencies will negatively affect revenue and other operating results as expressed in U.S. dollars. Based on a sensitivity analysis, a 10% change in the foreign currency exchange rates for the six months ended June 30, 2025 would have impacted our total revenue by approximately $12 million and operating loss by approximately $5 million. This calculation assumes all currencies change in the same direction and proportion relative to the U.S. dollar.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025. Based on the evaluation of our disclosure controls and procedures as of June 30, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a.Recent Sales of Unregistered Equity Securities

Not applicable.

b.Use of Proceeds

Not applicable.

c.Issuer Purchases of Equity Securities

Employee Stock Purchase Plan

	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased under the plan(2)
April 1 to April 30, 2025	6,469	$29.37	6,469	763,668
May 1 to May 31, 2025	7,023	$31.68	7,023	756,645
June 1 to June 30, 2025	6,472	$31.94	6,472	750,173
Total	19,964	$31.02	19,964	750,173
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

10.1	Offer Letter, dated as of April 16, 2025, by and between Appian Corporation and Srdjan Tanjga.+	Filed herewith.

10.2	Employment Agreement, dated as of April 17, 2025, by and between Appian Corporation and Srdjan Tanjga.+	Filed herewith.

10.3
Sixth Amendment to Credit Agreement, dated as of May 27, 2025, by and among Appian Corporation, Silicon Valley Bank, a division of First-Citizens Bank & Trust Company, Wells Fargo Bank, N.A., Comerica Bank, MUFG Bank, Ltd., Customers Bank, The Toronto-Dominion Bank, New York Branch, and The Bank of Nova Scotia.
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

APPIAN CORPORATION

August 7, 2025	By:	/s/ Matthew Calkins	/s/ Srdjan Tanjga
		Name: Matthew Calkins	Name: Srdjan Tanjga
		Title: Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	Title: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)