Form 10-Q
period 2025-09-30
APPIAN CORP
filed 2025-11-06
CIK 1441683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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

As of November 3, 2025, there were 42,735,083 shares of the registrant’s Class A common stock and 31,088,085 shares of the registrant’s Class B common stock, each with a par value of $0.0001 per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

APPIAN CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and share data)

	As of
	September 30, 2025	December 31, 2024
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$125,249	$118,552
Short-term investments and marketable securities	66,312	41,308
Accounts receivable, net of allowance of $2,862 and $3,396, respectively	172,615	195,069
Deferred commissions, current	34,131	36,630
Prepaid expenses and other current assets	41,104	43,984
Total current assets	439,411	435,543
Property and equipment, net of accumulated depreciation of $38,789 and $32,142, respectively	33,168	37,109
Goodwill	28,833	25,555
Intangible assets, net of accumulated amortization of $6,985 and $5,341, respectively	1,567	2,240
Right-of-use assets for operating leases	29,110	31,081
Deferred commissions, net of current portion	59,395	60,540
Deferred tax assets	5,144	4,129
Other assets	15,107	24,842
Total assets	$611,735	$621,039
Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$8,605	$4,322
Accrued expenses	20,082	11,388
Accrued compensation and related benefits	38,677	34,223
Deferred revenue	275,449	281,760
Debt	12,098	9,598
Operating lease liabilities	13,110	12,378
Other current liabilities	2,105	1,087
Total current liabilities	370,126	354,756
Long-term debt	233,627	240,826
Non-current operating lease liabilities	47,769	52,189
Deferred revenue, non-current	8,322	5,477
Other non-current liabilities	435	431
Total liabilities	660,279	653,679
Stockholders’ deficit
Class A common stock—par value $0.0001; 500,000,000 shares authorized as of September 30, 2025 and December 31, 2024 and 43,369,326 and 42,938,701 shares issued as of September 30, 2025 and December 31, 2024, respectively	4	4
Class B common stock—par value $0.0001; 100,000,000 shares authorized as of September 30, 2025 and December 31, 2024 and 31,088,085 and 31,090,085 shares issued as of September 30, 2025 and December 31, 2024, respectively	3	3
Treasury stock at cost, 639,751 shares as of September 30, 2025	(20,000)	—
Additional paid-in capital	612,488	591,281
Accumulated other comprehensive loss	(35,221)	(11,774)
Accumulated deficit	(605,818)	(612,154)
Total stockholders’ deficit	(48,544)	(32,640)
Total liabilities and stockholders’ deficit	$611,735	$621,039

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPIAN CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue
Subscriptions	$147,188	$123,121	$414,197	$353,789
Professional services	39,816	30,931	109,873	96,548
Total revenue	187,004	154,052	524,070	450,337
Cost of revenue
Subscriptions	17,762	14,082	49,810	39,614
Professional services	27,531	23,002	78,322	74,880
Total cost of revenue	45,293	37,084	128,132	114,494
Gross profit	141,711	116,968	395,938	335,843
Operating expenses
Sales and marketing	51,918	50,865	166,929	175,613
Research and development	40,263	38,572	120,127	117,789
General and administrative	36,416	34,688	107,586	108,327
Total operating expenses	128,597	124,125	394,642	401,729
Operating income (loss)	13,114	(7,157)	1,296	(65,886)
Other non-operating expense (income)
Other income, net	(1,398)	(12,544)	(24,678)	(5,882)
Interest expense	5,311	6,168	15,948	17,921
Total other non-operating expense (income)	3,913	(6,376)	(8,730)	12,039
Income (loss) before income taxes	9,201	(781)	10,026	(77,925)
Income tax expense	1,376	1,319	3,690	690
Net income (loss)	$7,825	$(2,100)	$6,336	$(78,615)
Earnings (loss) per share:
Basic	$0.11	$(0.03)	$0.09	$(1.08)
Diluted	$0.10	$(0.03)	$0.08	$(1.08)
Weighted average common shares outstanding:
Basic	74,008	72,396	74,101	72,664
Diluted	74,575	72,396	74,554	72,664

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPIAN CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss)	$7,825	$(2,100)	$6,336	$(78,615)
Comprehensive income (loss), net of income taxes
Foreign currency translation adjustments	(91)	(11,139)	(23,448)	607
Unrealized gain on available-for-sale securities	59	142	1	139
Other comprehensive income (loss), net of income taxes	$7,793	$(13,097)	$(17,111)	$(77,869)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPIAN CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
(unaudited, in thousands, except share data)

			Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total Stockholders' Deficit
	Common Stock
	Shares	Amount
Balance, December 31, 2024	74,028,786	$7	$591,281	$(11,774)	$(612,154)	$—	$(32,640)
Net loss	—	—	—	—	(1,177)	—	(1,177)
Issuance of common stock to directors	4,735	—	—	—	—	—	—
Vesting of restricted stock units	167,726	—	(3,199)	—	—	—	(3,199)
Exercise of stock options	18,953	—	190	—	—	—	190
Stock-based compensation expense	—	—	8,814	—	—	—	8,814
Other comprehensive loss	—	—	—	(3,733)	—	—	(3,733)
Balance, March 31, 2025	74,220,200	$7	$597,086	$(15,507)	$(613,331)	$—	$(31,745)
Net loss	—	—	—	—	(312)	—	(312)
Issuance of common stock to directors	5,686	—	—	—	—	—	—
Vesting of restricted stock units	77,082	—	(1,269)	—	—	—	(1,269)
Exercise of stock options	30,880	—	314	—	—	—	314
Repurchase of common stock	(313,160)	—	—	—	—	(10,000)	(10,000)
Stock-based compensation expense	—	—	8,953	—	—	—	8,953
Other comprehensive loss	—	—	—	(19,682)	—	—	(19,682)
Balance, June 30, 2025	74,020,688	$7	$605,084	$(35,189)	$(613,643)	$(10,000)	$(53,741)
Net income	—	—	—	—	7,825	—	7,825
Issuance of common stock to directors	6,276	—	—	—	—	—	—
Vesting of restricted stock units	92,669	—	(1,422)	—	—	—	(1,422)
Exercise of stock options	24,618	—	248	—	—	—	248
Repurchase of common stock	(326,591)	—	—	—	—	(10,000)	(10,000)
Stock-based compensation expense	—	—	8,578	—	—	—	8,578
Other comprehensive loss	—	—	—	(32)	—	—	(32)
Balance, September 30, 2025	73,817,660	$7	$612,488	$(35,221)	$(605,818)	$(20,000)	$(48,544)

			Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total Stockholders' Equity (Deficit)
	Common Stock
	Shares	Amount
Balance, December 31, 2023	73,366,766	$7	$595,781	$(23,555)	$(519,892)	$—	$52,341
Net loss	—	—	—	—	(32,923)	—	(32,923)
Issuance of common stock to directors	4,974	—	—	—	—	—	—
Vesting of restricted stock units	141,563	—	(2,862)	—	—	—	(2,862)
Exercise of stock options	43,460	—	345	—	—	—	345
Repurchase of common stock	(1,320,531)	—	—	—	—	(50,019)	(50,019)
Stock-based compensation expense	—	—	10,606	—	—	—	10,606
Other comprehensive income	—	—	—	12,847	—	—	12,847
Balance, March 31, 2024	72,236,232	$7	$603,870	$(10,708)	$(552,815)	$(50,019)	$(9,665)
Net loss	—	—	—	—	(43,592)	—	(43,592)
Issuance of common stock to directors	4,692	—	(178)	—	—	178	—
Vesting of restricted stock units	77,116	—	(4,279)	—	—	2,919	(1,360)
Exercise of stock options	25,037	—	(785)	—	—	948	163
Stock-based compensation expense	—	—	9,900	—	—	—	9,900
Other comprehensive loss	—	—		(1,104)	—	—	(1,104)
Balance, June 30, 2024	72,343,077	$7	$608,528	$(11,812)	$(596,407)	$(45,974)	$(45,658)
Net loss	—	—	—	—	(2,100)	—	(2,100)
Issuance of common stock to directors	5,060	—	(192)	—	—	192	—
Vesting of restricted stock units	69,362	—	(3,289)	—	—	2,627	(662)
Exercise of stock options	12,126	—	(348)	—	—	459	111
Stock-based compensation expense	—	—	9,505	—	—	—	9,505
Other comprehensive loss	—	—	—	(10,997)	—	—	(10,997)
Balance, September 30, 2024	72,429,625	$7	$614,204	$(22,809)	$(598,507)	$(42,696)	$(49,801)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPIAN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities
Net income (loss)	$6,336	$(78,615)
Adjustments to reconcile net income (loss) to net cash provided by (used by) operating activities
Stock-based compensation	30,992	30,011
Depreciation expense and amortization of intangible assets	7,429	7,503
Lease impairment charges	779	5,462
Bad debt expense	692	619
Amortization of debt issuance costs	450	439
Benefit for deferred income taxes	(648)	(1,281)
Foreign currency transaction (gains) losses, net	(20,864)	2,895
Changes in assets and liabilities
Accounts receivable	29,655	30,859
Prepaid expenses and other assets	13,279	12,279
Deferred commissions	3,644	4,665
Accounts payable and accrued expenses	12,871	1,495
Accrued compensation and related benefits	(1,043)	(6,975)
Other current and non-current liabilities	(1,707)	535
Deferred revenue	(17,545)	(15,096)
Operating lease assets and liabilities, net	(2,583)	(1,788)
Net cash provided by (used by) operating activities	61,737	(6,993)
Cash flows from investing activities
Proceeds from maturities of investments	34,278	11,631
Purchases of investments	(59,281)	(42,638)
Purchases of property and equipment	(2,451)	(3,287)
Net cash used by investing activities	(27,454)	(34,294)
Cash flows from financing activities
Proceeds from borrowings	—	50,000
Payments for debt issuance costs	—	(463)
Debt repayments	(5,000)	(3,750)
Repurchases of common stock	(20,000)	(50,019)
Payments for employee taxes related to the net share settlement of equity awards	(5,890)	(4,883)
Proceeds from exercise of common stock options	752	619
Net cash used by financing activities	(30,138)	(8,496)
Effect of foreign exchange rate changes on cash and cash equivalents	2,552	(375)
Net increase (decrease) in cash and cash equivalents	6,697	(50,158)
Cash and cash equivalents at beginning of period	118,552	149,351
Cash and cash equivalents at end of period	$125,249	$99,193

Supplemental disclosure of cash flow information
Cash paid for interest	$10,023	$17,193
Cash paid for income taxes	$3,391	$1,925
Supplemental disclosure of non-cash investing and financing activities
Accrued capital expenditures	$41	$109
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPIAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Organization and Description of Business

Appian Corporation (together with its subsidiaries, “Appian,” the “Company,” “we,” or “our”) delivers a software platform that helps organizations run better processes that reduce costs, improve customer experiences, and gain a strategic edge. Committed to client success, we serve many of the world’s largest companies across various industries. We believe processes define each organization. Processes are how they operate, deliver value, and interact with their customers. Appian has both the platform and the expertise to enable enterprise transformation.

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

For the three and nine months ended September 30, 2025, revenue generated from government agencies represented 32.4% and 33.3% of total revenue, of which revenue from U.S. federal government agencies was 25.0% and 24.9% of total revenue, respectively. Additionally, 39.7% and 38.2% of our revenue during the three and nine months ended September 30, 2025, respectively, was generated from international customers. For the three and nine months ended September 30, 2024, revenue generated from government agencies represented 31.0% and 30.6% of total revenue, of which revenue from U.S. federal government agencies was 23.2% and 22.5% of total revenue, respectively. Additionally, 36.3% and 37.2% of our revenue during the three and nine months ended September 30, 2024, respectively, was generated from international customers.

No single end-customer accounted for more than 10% of our total revenue in the three and nine months ended September 30, 2025 or 2024. As of September 30, 2025 and December 31, 2024, we had one reseller whose accounts receivable balance comprised 17.3% and 17.5% of total accounts receivable, respectively.

Cash and Cash Equivalents

We consider all highly liquid investments with original maturities of three months or less, as well as overnight repurchase agreements, to be cash equivalents.

Allowance for Expected Credit Losses

Accounts receivable and unbilled revenue are stated at realizable value, net of an allowance for expected credit losses. The allowance is based on our assessment of the collectability of accounts and incorporates an estimation of expected lifetime credit losses on our receivables. We regularly review the composition of the accounts receivable aging, historical bad debts, changes in payment patterns, customer creditworthiness, current economic trends, and reasonable economic forecasts that affect collectability. If the financial condition of our customers were to deteriorate, resulting in their inability to make required payments, additional provisions for expected credit losses would be required and would increase bad debt expense. The allowance for doubtful accounts totaled $2.9 million and $3.4 million as of September 30, 2025 and December 31, 2024, respectively.

Deferred Commissions

We capitalize costs of obtaining a contract with a customer, which consist of sales commissions paid to our sales team and the associated incremental payroll taxes. These costs are recorded as deferred commissions in the consolidated balance sheets. Costs to obtain a subscriptions contract for a new customer or upsell an existing customer’s subscriptions are amortized over an estimated economic life of five years as sales commissions on initial sales are not commensurate with sales commissions on contract renewals. Commissions paid relating to contract renewals are deferred and amortized over the related renewal period. We determine the estimated economic life based on both qualitative and quantitative factors such as expected renewals, product life cycles, contractual terms, and customer attrition. We periodically review the carrying amount of deferred contract acquisition costs to determine whether events or changes in circumstances have occurred that could impact the estimated economic life. Costs to obtain a contract for professional services arrangements are expensed as incurred as the contractual period of our professional services arrangements are one year or less.

Amortization associated with deferred commissions is recorded to sales and marketing expense in our consolidated statements of operations. Total commission expense was $13.2 million and $38.2 million for the three and nine months ended September 30, 2025, respectively. Total commission expense was $12.6 million and $35.5 million for the three and nine months ended September 30, 2024, respectively.

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

Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, Income Tax (Topic 740): Improvement to Income Tax Disclosures, which requires public companies to disclose, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, all entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign and by jurisdiction if the amount is at least 5% of net income tax payments. The new guidance will be effective for our annual reporting for fiscal year 2025 on a prospective basis with the option to apply the standard retrospectively. Early adoption is permitted. This ASU will only impact our disclosures with no impacts to our results of operations, cash flows, and financial condition.

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient allowing entities to assume the conditions at the balance sheet date remain unchanged over the life of the asset when estimating expected credit losses for current classified accounts receivable and contract assets. The new guidance will be effective for our annual and interim period reporting beginning in fiscal year 2026 on a prospective basis. Early adoption is permitted. We are currently evaluating the impact this standard will have on our financial statement presentation and disclosures.

In September 2025, the FASB issued ASU 2025-06, Targeted Improvements to the Accounting for Internal-Use Software (Subtopic 350-40), which, among other changes, replaces the stage-based capitalization model with a principles-based model clarifying capitalization is to begin when (i) management has authorized and committed to funding a software project and (ii) it is probable the project will be completed and the software will be used to perform the function intended. The new guidance will be effective for our annual and interim period reporting beginning in fiscal year 2028 and can be applied prospectively, retrospectively, or via a modified transition approach. Early adoption is permitted. We are currently evaluating the impact this standard will have on our financial statement presentation and disclosures.

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

The following table summarizes revenue recorded during the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cloud subscriptions	$113,596	$94,075	$320,337	$269,106
Term license subscriptions	24,812	21,265	69,429	62,263
Maintenance and support	8,780	7,781	24,431	22,420
Total subscriptions	147,188	123,121	414,197	353,789
Professional services	39,816	30,931	109,873	96,548
Total revenue	$187,004	$154,052	$524,070	$450,337

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

Significant Judgments and Estimates

Determining the Transaction Price

The transaction price is the total amount of consideration we expect to receive in exchange for the service offerings in a contract and may include both fixed and variable components. Variable consideration is included in the transaction price to the extent it is probable a significant reversal will not occur. The amount of variable consideration excluded from the transaction price for the three and nine months ended September 30, 2025 and 2024 was immaterial. Our estimates of variable consideration are also subject to subsequent true-up adjustments and may result in changes to transaction prices; however, such true-up adjustments are not expected to be material.

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

The following table sets forth our contract asset and contract liability balances (in thousands):

	As of
	September 30, 2025	December 31, 2024	September 30, 2024	December 31, 2023
Contract assets, current*	$10,646	$12,933	$10,292	$12,052
Contract assets, non-current*	300	643	733	915
Total contract assets	$10,946	$13,576	$11,025	$12,967

Deferred revenue, current	$275,449	$281,760	$224,199	$235,992
Deferred revenue, non-current	8,322	5,477	3,370	4,700
Total contract liabilities	$283,771	$287,237	$227,569	$240,692
* Current and non-current contract assets are reported as components of the ‘Prepaid expenses and other current assets’ and ‘Other assets’ line items, respectively, in our consolidated balance sheets.

Revenue recognized from amounts included in contract liabilities at the beginning of the period totaled $263.0 million and $213.2 million for the nine months ended September 30, 2025 and 2024, respectively.

Transaction Price Allocated to the Remaining Performance Obligations

As of September 30, 2025, we had an aggregate transaction price of $577.2 million allocated to unsatisfied performance obligations. We expect to recognize $382.2 million of this balance as revenue over the next 12 months with the remaining amount recognized thereafter.

4. Leases

As of September 30, 2025, our lease portfolio consists entirely of operating leases for corporate offices. Our operating leases have remaining lease terms with various expiration dates through 2031, and some leases include options to extend the term for up to an additional 10 years.

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

The following table sets forth the components of lease expense for the three and nine months ended September 30, 2025 and 2024 (in thousands, exclusive of sublease income):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating lease cost	$3,407	$2,356	$8,415	$7,177
Short-term lease cost	259	481	791	1,246
Variable lease cost	1,300	1,324	3,916	3,972
Total	$4,966	$4,161	$13,122	$12,395

Sublease income totaled $0.3 million and $1.0 million for each of the three and nine months ended September 30, 2025 and 2024.

Lease Impairment Charges

During the second quarter of 2024, we initiated actions to reduce the footprint of our leased office spaces. During the three months ended September 30, 2024, we recorded non-cash lease impairment charges of $5.5 million within general and administrative expenses in our consolidated statements of operations related to the two ROU assets. The non-cash lease impairment charges represent the amount the carrying value of the two asset groups exceeded their estimated fair values. The asset groups represented two separate floors within our corporate headquarters facility. The fair values of the two asset groups were measured using discounted cash flow models based on market rents and sublease incomes projected over the remaining lease terms.

During the third quarter of 2025, we recognized an incremental $0.8 million lease impairment charge related to one of the floors within our corporate headquarters that we ceased use of during the second quarter of 2024. The impairment charge represents the amount the carrying value of the underlying asset exceeded its estimated fair value, which was determined by utilizing a discounted cash flow approach that incorporated lower than previously expected sublease income assumptions based on current market conditions.

Supplemental Lease Information

Supplemental balance sheet information related to operating leases as of September 30, 2025 and December 31, 2024 is presented in the following table (in thousands, except for lease term and discount rate):

	As of
	September 30, 2025	December 31, 2024
Right-of-use assets for operating leases	$29,110	$31,081

Operating lease liabilities, current	$13,110	$12,378
Operating lease liabilities, net of current portion	47,769	52,189
Total operating lease liabilities	$60,879	$64,567

Weighted average remaining lease term (in years)	5.7	6.5

Weighted average discount rate	9.4%	9.4%

Supplemental cash flow and expense information related to operating leases for the three and nine months ended September 30, 2025 and 2024 is shown below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating cash outflows for operating leases	$3,328	$3,190	$9,769	$8,963

Amortization of operating lease right-of-use assets	969	777	2,826	2,375
Interest expense on operating lease liabilities	1,440	1,579	4,389	4,803

A summary of our future minimum lease commitments under non-cancellable leases as of September 30, 2025 is shown below (in thousands):

Operating Leases
2025 (excluding the nine months ended September 30, 2025)	$3,421
2026	13,806
2027	13,994
2028	12,873
2029	12,412
Thereafter	22,908
Total lease payments	79,414
Less: imputed interest	(18,535)
Total	$60,879

5. Goodwill and Intangible Assets

The following table details the changes in goodwill during the nine months ended September 30, 2025 and fiscal year ended December 31, 2024 (in thousands):

Carrying Amount
Balance as of December 31, 2023	$27,106
Foreign currency translation adjustments	(1,551)
Balance as of December 31, 2024	25,555
Foreign currency translation adjustments	3,278
Balance as of September 30, 2025	$28,833

Intangible assets, net consisted of the following as of September 30, 2025 and December 31, 2024 (in thousands):

	As of
	September 30, 2025	December 31, 2024
Developed technology	$7,542	$6,685
Customer relationships	1,010	896
Intangible assets, gross	8,552	7,581
Less: accumulated amortization	(6,985)	(5,341)
Intangible assets, net	$1,567	$2,240

Intangible amortization expense was $0.3 million and $0.9 million for the three and nine months ended September 30, 2025, respectively. Intangible amortization expense was $0.4 million and $1.1 million for the three and nine months ended September 30, 2024, respectively. As of September 30, 2025, the weighted average remaining amortization periods for developed technology and customer relationships were approximately 0.9 years and 5.6 years, respectively.

The following table shows the projected annual amortization expense related to amortizable intangible assets as of September 30, 2025 (in thousands):

Projected Amortization
2025 (excluding the nine months ended September 30, 2025)	$320
2026	824
2027	101
2028	101
2029	101
Thereafter	120
Total projected amortization expense	$1,567

6. Property and Equipment, net

Property and equipment, net consisted of the following as of September 30, 2025 and December 31, 2024 (in thousands):

	As of
	September 30, 2025	December 31, 2024
Leasehold improvements	$55,449	$54,088
Office furniture and fixtures	4,621	4,445
Computer software and hardware	9,878	9,363
Internally developed software	1,341	545
Equipment	210	191
Work in process	458	619
Property and equipment, gross	71,957	69,251
Less: accumulated depreciation	(38,789)	(32,142)
Property and equipment, net	$33,168	$37,109

Depreciation expense totaled $2.1 million and $6.5 million for the three and nine months ended September 30, 2025, respectively. Depreciation expense totaled $2.2 million and $6.4 million for the three and nine months ended September 30, 2024, respectively. We had no disposals or retirements during the three and nine months ended September 30, 2025. We disposed of $1.0 million and $1.3 million worth of fully depreciated equipment during the three and nine months ended September 30, 2024, respectively.

7. Accrued Expenses

Accrued expenses consisted of the following as of September 30, 2025 and December 31, 2024 (in thousands):

	As of
	September 30, 2025	December 31, 2024
Interest	$5,058	$—
Hosting costs and license fees	5,847	3,715
Contract labor costs	2,685	1,043
Audit and tax expenses	1,506	1,029
Reimbursable employee expenses	1,477	1,569
Marketing and tradeshow expenses	1,017	1,728
Legal costs	627	289
Taxes payable	523	1,285
Capital expenditures	—	66
Other accrued expenses	1,342	664
Total	$20,082	$11,388

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

The following table summarizes outstanding debt balances (in thousands):

	As of
	September 30, 2025	December 31, 2024
Borrowings under revolving credit facility	$62,000	$62,000
Secured term loan facility	184,563	189,563
Less: Debt issuance costs (1)	(838)	(1,139)
Total debt, net of debt issuance costs	$245,725	$250,424

Debt, current	$12,098	$9,598
Long-term debt	233,627	240,826
Total debt	$245,725	$250,424
(1) Deferred debt issuance costs associated with the term loan facility are recorded net of the debt obligation and amortized to interest expense over the term of the Credit Agreement.

As of September 30, 2025, we were in compliance with all covenants contained in the Credit Agreement. In addition, we had $62.0 million outstanding under our $100.0 million revolving credit facility, and we had outstanding letters of credit totaling $14.7 million in connection with securing leased office spaces.

9. Income Taxes

The provision for income taxes is based upon the estimated annual effective tax rates for the year applied to the current period income before tax plus the tax effect of any significant or unusual items, discrete events, or changes in tax law. Our operating subsidiaries are exposed to statutory effective tax rates ranging from zero to approximately 35%. Fluctuations in the distribution of pre-tax income among our operating subsidiaries can lead to fluctuations of the effective tax rate in the consolidated financial statements. For the three and nine months ended September 30, 2025, the actual effective tax rates were 15.0% and 36.8%, respectively. For the three and nine months ended September 30, 2024, the actual effective tax rates were (168.9)% and (0.9)%, respectively. The change in the effective tax rates for each period as compared to the same period in the prior year were primarily due to a near pre-tax break-even position in 2025.

As of September 30, 2025, our net unrecognized tax benefits totaled $7.8 million, which if recognized would result in no net effect on the effective tax rate due to a valuation allowance. The amount of reasonably possible unrecognized tax benefits that could decrease over the next 12 months due to the expiration of certain statutes of limitations or settlements of tax audits is not material to our consolidated financial statements.

We file income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions. Due to our net operating loss carryforwards, the tax years 2016 through 2024 remain open to examination by the major taxing jurisdictions to which we are subject. There are no open examinations that would have a meaningful impact on our consolidated financial statements.

On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was signed into law, which makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research cost expensing, and the business interest expense limitation. We have analyzed the impact of the provisions of the OBBBA and determined there was no material impact to our consolidated financial statements in the three and nine months ended September 30, 2025 nor do we anticipate the provisions of OBBBA to materially impact our current year effective income tax rate.

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

We account for forfeitures of our stock-based awards as they occur rather than estimating expected forfeitures. As of September 30, 2025, the total compensation cost related to unvested stock options not yet recognized, which relates exclusively to the 2022 CEO option grant, was $2.1 million and will be recognized over a weighted average period of 0.6 years. Total unrecognized compensation cost related to unvested RSUs was approximately $47.7 million, which will be recognized over a weighted average period of 1.8 years.

In 2025, we changed our annual bonus program to provide eligible employees with the option to receive all or a portion of their earned annual bonuses for 2025, otherwise payable in cash, in the form of RSUs. The RSUs will be granted by our Board of Directors during the first quarter of 2026 and will be fully vested upon grant. The portion of the 2025 annual bonus to be paid in the form of RSUs is recorded as stock-based compensation expense while the related obligations are recorded as liabilities in the ‘Accrued compensation and related benefits’ line item on our consolidated balance sheets. During the three and nine months ended September 30, 2025, we recognized $1.4 million and $4.3 million of stock-based compensation related to this program, respectively.

The following table summarizes the components of our stock-based compensation expense for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of revenue
Subscriptions	$224	$211	$672	$641
Professional services	1,399	1,325	4,161	4,364
Operating expenses
Sales and marketing	1,827	1,746	6,050	6,270
Research and development	2,915	2,939	9,139	8,859
General and administrative	3,895	3,284	10,970	9,877
Total stock-based compensation expense	$10,260	$9,505	$30,992	$30,011

11. Basic and Diluted Earnings (Loss) per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the reporting period. Diluted earnings (loss) per share is computed similar to basic, except the weighted average number of common shares outstanding is increased to include additional outstanding shares from the assumed exercise of stock options and vesting of RSUs, if dilutive. The dilutive effect, if any, of convertible shares is calculated using the treasury stock method.

The following table is a reconciliation of weighted average number of shares outstanding used to compute basic and diluted earnings (loss) per share (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Net income (loss)	7,825	(2,100)	6,336	(78,615)

Weighted average number of shares outstanding - basic	74,008	72,396	74,101	72,664
Effect of dilutive securities
Stock options	181	—	197	—
Restricted stock units	380	—	254	—
Performance share units	6	—	2	—
Weighted average number of shares outstanding - diluted	74,575	72,396	74,554	72,664

Earnings (loss) per share - basic	$0.11	$(0.03)	$0.09	$(1.08)
Earnings (loss) per share - diluted	$0.10	$(0.03)	$0.08	$(1.08)

For the three and nine months ended September 30, 2025, approximately 929,000 and 1,161,000 outstanding common stock equivalents, respectively, were excluded from the computation of diluted earnings per share because their effect would have been antidilutive. As we reported net losses for three and nine months ended September 30, 2024, all outstanding shares would be considered antidilutive if they were to be assumed as vested or exercised.

12. Commitments, Contingencies, and Other Matters

Minimum Purchase Commitments

We have a non-cancellable cloud hosting arrangement with Amazon Web Services (“AWS”) that contains provisions for minimum purchase commitments. Specifically, purchase commitments under the agreement total $220.0 million over five years. The agreement, which originated in July 2021 and was amended in October 2024, currently contains minimum annual spending requirements of $44.0 million from November 2024 to October 2029. Spending under this agreement for the three and nine months ended September 30, 2025 totaled $14.3 million and $37.6 million, respectively. Spending under this agreement for the three and nine months ended September 30, 2024 totaled $10.8 million and $31.8 million, respectively. The timing of payments under the agreement may vary, but we expect to meet our minimum annual spending requirement during the term of the arrangement.

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

Defendant Youyong Zou has satisfied the judgment of $5,000 (plus interest) against him in lieu of appealing that judgment. On September 15, 2022, Pegasystems filed a notice of appeal to the Court of Appeals of Virginia. On July 30, 2024, the Court of Appeals of Virginia issued a decision reversing the judgment against Pegasystems and remanding for a new trial. The decision rejected Pegasystems’ argument that Appian had not presented evidence that trade secrets were misappropriated but reversed the judgment on the basis of evidentiary and damages rulings made by the trial court. On August 29, 2024, Appian submitted a petition to the Supreme Court of Virginia seeking to reverse the Court of Appeals decision and reinstate the full judgment against Pegasystems. Pegasystems filed an opposition to the petition and cross-issues for appeal on October 21, 2024. On March 7, 2025, the Supreme Court of Virginia granted Appian’s petition and agreed to hear Appian’s appeal as well as Pegasystems’ cross-issues for appeal. Appian’s argument on the appeal was heard on October 28, 2025. The timeline for deciding Appian’s appeal is solely in the control of the Supreme Court, and we cannot predict the outcome of any appeals or the exact time it will take to resolve them.

Judgment Preservation Insurance

On September 1, 2023, we entered into a Judgment Preservation Insurance (“JPI”) policy in connection with our $2.036 billion judgment against Pegasystems. The total cost of the policy was $57.3 million and is comprised of the premium, a one-time broker fee, and Virginia lines tax. The policy provides up to $500.0 million of coverage.

The total cost of the policy was capitalized and is being amortized on a straight-line basis over the estimated length of the appeals process. We currently estimate the total length of the appeals process (solely for amortization purposes) to be approximately four years. This estimate is reviewed each reporting period. Amortization expense associated with the JPI premium is recorded to general and administrative expenses in our consolidated statements of operations. JPI amortization expense was $3.2 million and $9.4 million for the three and nine months ended September 30, 2025, respectively. JPI amortization expense was $3.6 million and $12.6 million for the three and nine months ended September 30, 2024, respectively. As of September 30, 2025, $12.5 million of the unamortized balance is classified as ‘Prepaid expenses and other current assets’ while the remaining $13.6 million is classified as 'Other assets’ on our consolidated balance sheets.

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

In August 2025, our Board of Directors authorized a second program to repurchase up to an additional $10.0 million of our common stock from August 2025 to August 2027. In September 2025, we repurchased 0.3 million shares under this program at an average share price of $30.60, totaling an aggregate cost of $10.0 million. As of September 30, 2025, shareholders’ equity included 73.8 million shares outstanding, net of 0.6 million shares of common stock held in treasury.

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

The CODM uses operating income (loss) and net income (loss) reported on the consolidated statements of operations to assess performance for the segment and decide how to allocate resources. In addition, the CODM reviews the expense categories presented on the consolidated statements of operations to manage the Company’s operations. Operating income (loss) and net income (loss) are used to evaluate profitability trends in the business, and the CODM considers budget-to-actual variances for both profit measures when making decisions about allocating capital and resources. Significant segment expenses, which are the expenses included in operating income (loss) and net income (loss), as well as other segment items such as other income, net and income tax expense are included in the consolidated statements of operations. Further, the measure of segment assets is total assets as reported on the consolidated balance sheets.

The following table summarizes revenue by geography for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Domestic	$112,743	$98,108	$324,129	$282,755
International	74,261	55,944	199,941	167,582
Total	$187,004	$154,052	$524,070	$450,337

With respect to geographic information, revenue is attributed to respective geographies based on the contracting address of the customer. The value of our long-lived assets, which are comprised of property and equipment, intangible assets with finite lives, and right-of-use assets, held in the United States and internationally as of September 30, 2025 were $50.2 million and $13.6 million, respectively. As of December 31, 2024, our long-lived assets held in the United States and internationally were $55.9 million and $14.6 million, respectively.

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

The asset or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques maximize the use of relevant observable inputs and minimize the use of unobservable inputs. There were no instruments measured at fair value on a recurring basis using significant unobservable inputs as of September 30, 2025 and December 31, 2024.

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

The carrying amounts of our accounts receivable, accounts payable, and accrued expenses approximate fair value as of September 30, 2025 and December 31, 2024 because of the relatively short duration of these instruments. Additionally, the carrying value of our debt associated with the term loan facility approximates fair value because the interest rates are variable and reset on relatively short durations to the then market rates.

Investments

Our investment portfolio consists largely of debt investments classified as available-for-sale. Changes in the fair value of available-for-sale securities, excluding other-than-temporary impairments, have been recorded in ‘Accumulated other comprehensive loss’ in our consolidated balance sheets. The components of our cash, cash equivalents, and investments as of September 30, 2025 are as follows (in thousands):

	As of September 30, 2025
	Fair Value Measurement				Balance Sheet Classification
	Fair Value Level	Cost Basis	Unrealized Gains	Fair Value	Cash and Cash Equivalents	Short-term Investments and Marketable Securities
Cash	Level 1	$118,977	$—	$118,977	$118,977	$—
Money market fund	Level 1	6,272	—	6,272	6,272	—
U.S. Treasury bonds	Level 1	37,636	28	37,664	—	37,664
Commercial paper	Level 2	7,994	7	8,001	—	8,001
Corporate bonds	Level 2	20,623	24	20,647	—	20,647
Total investments		$191,502	$59	$191,561	$125,249	$66,312

At December 31, 2024, our investments consisted of the following (in thousands):

	As of December 31, 2024
	Fair Value Measurement				Balance Sheet Classification
	Fair Value Level	Cost Basis	Unrealized Gains	Fair Value	Cash and Cash Equivalents	Short-term Investments and Marketable Securities
Cash	Level 1	$106,338	$—	$106,338	$106,338	$—
Money market fund	Level 1	12,214	—	12,214	12,214	—
U.S. Treasury bonds	Level 1	24,376	26	24,402	—	24,402
Commercial paper	Level 2	2,974	3	2,977	—	2,977
Corporate bonds	Level 2	13,900	29	13,929	—	13,929
Total investments		$159,802	$58	$159,860	$118,552	$41,308

We did not hold any Level 3 assets at any point during the three and nine months ended September 30, 2025. Additionally, there were no transfers between Levels 1 and 2 during the nine months ended September 30, 2025. Interest income on our investments, which is recorded within ‘Other income, net’ on our consolidated statements of operations, totaled $1.7 million and $5.3 million for the three and nine months ended September 30, 2025, respectively. Interest income on our investments totaled $1.5 million and $5.2 million for the three and nine months ended September 30, 2024, respectively.

The contractual maturities of our debt securities as of September 30, 2025 and December 31, 2024 were all one year or less. Actual maturities may differ from contractual maturities because borrowers have the right to call or prepay certain obligations.

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

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will,” “would,” or the negative or plural of these words or similar expressions or variations, including statements regarding our expectations regarding customer renewals and our future financial and operating performance, expansion of the usage of partners to perform professional services, the increase of our subscriptions revenue as a percentage of total revenue, the fluctuation of gross margin on a quarterly basis, our future capital requirements, and our ability to meet our financial covenants under our Credit Agreement. Such forward-looking statements are subject to a number of risks, uncertainties, assumptions, and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein and those discussed in the section titled “Risk Factors,” set forth in Part I, Item 1A of our Annual Report on Form 10-K filed with the SEC on February 19, 2025 and in our other filings with the SEC. Forward-looking statements should not be relied on as predictions of future events. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

Our customers primarily include financial services, government, life sciences, insurance, manufacturing, energy, healthcare, telecommunications, and transportation organizations. Generally, our sales team targets its efforts at organizations with over 2,000 employees and $2 billion in annual revenue. For the three and nine months ended September 30, 2025, revenue generated from government agencies represented 32.4% and 33.3%, respectively, of total revenue, of which revenue from U.S. federal government agencies was 25.0% and 24.9% of total revenue, respectively. For the three and nine months ended September 30, 2024, revenue generated from government agencies represented 31.0% and 30.6%, respectively, of total revenue, of which revenue from U.S. federal government agencies was 23.2% and 22.5% of total revenue, respectively.

We offer our platform globally. Our platform supports multiple languages to facilitate collaboration and address challenges in multinational organizations. In the three and nine months ended September 30, 2025, 39.7% and 38.2%, respectively, of our total revenue was generated from customers outside of the United States as compared to 36.3% and 37.2% in the three and nine months ended September 30, 2024, respectively. As of September 30, 2025, we operated in 16 countries. We believe we have a significant opportunity to continue to grow our international footprint, and we are investing in new geographies, including through investment in direct and indirect sales channels, professional services, and customer support and implementation partners.

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

At the same time, we believe the costs we incur to retain customers and drive additional purchases of software are lower than our customer acquisition costs on a relative basis. Over time, we expect a large portion of our customers to renew their subscriptions and purchase additional subscriptions as they continue to build more applications and add more users to our platform. Over the last three years, we had a quarterly average cloud subscriptions gross renewal rate of 98%. We calculate our cloud subscriptions gross renewal rate by dividing (i) the cloud subscriptions revenue from renewing cloud customers in the current 12-month period that were cloud customers during the entirety of the prior 12-month period, by (ii) our cloud subscriptions revenue from all cloud customers in the corresponding prior 12-month period that were cloud customers during the entirety of such prior 12-month period. The calculation includes the impact of customers that churned during the current 12-month period but excludes the impact of price changes, additional users, upsells, and downsells during the same period.

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

Key Metrics

We monitor the following metrics to help us measure and evaluate the effectiveness of our operations. All dollar amounts are presented in thousands.

Cloud Subscriptions Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	% Change	2025	2024	% Change
Cloud subscriptions revenue	$113,596	$94,075	20.8%	$320,337	$269,106	19.0%

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

Cloud Subscriptions Revenue Retention Rate

	As of September 30,
	2025	2024
Cloud subscriptions revenue retention rate	111%	117%

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

Gross Profit and Gross Margin

Gross profit and gross margin (defined as gross profit as a percentage of total revenue), have been, and will continue to be, affected by various factors, including the mix of cloud subscriptions and term license subscriptions, the mix of total subscriptions revenue and professional services revenue, subscription pricing, the costs associated with third-party hosting providers, and the extent to which we expand or reduce our professional services to support future changes in our growth. Our gross margin may fluctuate from period to period based on the aforementioned factors.

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

Other Non-Operating Expense (Income)

Other Income, Net

Other income, net consists primarily of gains and losses related to changes in foreign currency exchange rates, interest income on our cash and cash equivalents and investments, and other sources of income or expense not related to our core business operations.

Interest Expense

Interest expense consists primarily of interest on our debt, amortization of deferred financing fees, unused credit facility fees, and commitment fees on our letters of credit.

Results of Operations

The following table sets forth our consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue
Subscriptions	$147,188	$123,121	$414,197	$353,789
Professional services	39,816	30,931	109,873	96,548
Total revenue	187,004	154,052	524,070	450,337
Cost of revenue
Subscriptions	17,762	14,082	49,810	39,614
Professional services	27,531	23,002	78,322	74,880
Total cost of revenue	45,293	37,084	128,132	114,494
Gross profit	141,711	116,968	395,938	335,843
Operating expenses
Sales and marketing	51,918	50,865	166,929	175,613
Research and development	40,263	38,572	120,127	117,789
General and administrative	36,416	34,688	107,586	108,327
Total operating expenses	128,597	124,125	394,642	401,729
Operating income (loss)	13,114	(7,157)	1,296	(65,886)
Other non-operating expense (income)
Other income, net	(1,398)	(12,544)	(24,678)	(5,882)
Interest expense	5,311	6,168	15,948	17,921
Total other non-operating expense (income)	3,913	(6,376)	(8,730)	12,039
Income (loss) before income taxes	9,201	(781)	10,026	(77,925)
Income tax expense	1,376	1,319	3,690	690
Net income (loss)	$7,825	$(2,100)	$6,336	$(78,615)

The following table sets forth our consolidated statements of operations data expressed as a percentage of total revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue
Subscriptions	78.7%	79.9%	79.0%	78.6%
Professional services	21.3	20.1	21.0	21.4
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue
Subscriptions	9.5	9.1	9.5	8.8
Professional services	14.7	14.9	14.9	16.6
Total cost of revenue*	24.2	24.1	24.4	25.4
Gross profit	75.8	75.9	75.6	74.6
Operating expenses
Sales and marketing	27.8	33.0	31.9	39.0
Research and development	21.5	25.0	22.9	26.2
General and administrative	19.5	22.5	20.5	24.1
Total operating expenses*	68.8	80.6	75.3	89.2
Operating income (loss)*	7.0	(4.6)	0.2	(14.6)
Other non-operating expense (income)
Other income, net	(0.7)	(8.1)	(4.7)	(1.3)
Interest expense	2.8	4.0	3.0	4.0
Total other non-operating expense (income)	2.1	(4.1)	(1.7)	2.7
Income (loss) before income taxes	4.9	(0.5)	1.9	(17.3)
Income tax expense	0.7	0.9	0.7	0.2
Net income (loss)	4.2%	(1.4)%	1.2%	(17.5)%
* Totals may not foot due to rounding.

Comparison of the Three Months Ended September 30, 2025 and 2024

Revenue

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Revenue
Subscriptions	$147,188	$123,121	$24,067	19.5%
Professional services	39,816	30,931	8,885	28.7
Total revenue	$187,004	$154,052	$32,952	21.4%

Total revenue increased $33.0 million, or 21%, in the three months ended September 30, 2025 compared to the same period in 2024 due to an increase in our subscriptions revenue of $24.1 million coupled with an increase in our professional services revenue of $8.9 million. The increase in subscriptions revenue was driven by a $19.5 million increase in cloud subscriptions revenue, a $3.5 million increase in term license subscriptions revenue, and a $1.0 million increase in maintenance and support revenue. With respect to new versus existing customers, there was a $6.3 million increase in subscriptions revenue from sales to new customers, while the remaining $17.8 million of the increase was attributable to expanded deployments, price increases on renewals, and corresponding sales of additional subscriptions to existing customers. The increase in professional services revenue was due primarily to a $6.5 million increase in revenue from sales to new customers along with a $2.4 million increase in sales to existing customers.

Cost of Revenue

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Cost of revenue
Subscriptions	$17,762	$14,082	$3,680	26.1%
Professional services	27,531	23,002	4,529	19.7
Total cost of revenue	$45,293	$37,084	$8,209	22.1%
Subscriptions gross margin	87.9%	88.6%
Professional services gross margin	30.9%	25.6%
Total gross margin	75.8%	75.9%

Cost of revenue increased $8.2 million, or 22%, in the three months ended September 30, 2025 compared to the same period in 2024, primarily due to a $3.1 million increase in hosting costs coupled with a $2.5 million increase in contractor costs and a $2.2 million increase in professional services and product support personnel costs. Hosting costs increased due to an increase in sales of our cloud offering during the three months ended September 30, 2025, while contractor costs increased due to an increase in the usage of subcontractors for professional services engagements. Professional services and product support personnel costs increased due to an increase in headcount from September 30, 2024 to September 30, 2025.

Sales and Marketing Expense

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$51,918	$50,865	$1,053	2.1%
% of revenue	27.8%	33.0%

Sales and marketing expense increased $1.1 million, or 2%, in the three months ended September 30, 2025 compared to the same period in 2024, primarily due to a $1.3 million increase in marketing expenses and a $1.2 million increase in sales and marketing personnel costs. These increases were partially offset by a $1.0 million decrease in contractor costs. Although sales and marketing headcount decreased from September 30, 2024 to September 30, 2025, overall sales and marketing personnel costs increased due to higher bonuses and commissions expense.

Research and Development Expense

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Research and development	$40,263	$38,572	$1,691	4.4%
% of revenue	21.5%	25.0%

Research and development expense increased $1.7 million, or 4%, in the three months ended September 30, 2025 compared to the same period in 2024. This change is primarily attributable to a $1.0 million increase in research and development personnel costs and a $0.5 million increase in information technology costs. Although research and development headcount remained relatively consistent period over period, overall personnel costs increased due to higher bonus expense, while information technology costs increased primarily due to a $0.4 million increase in cloud computing services spend.

General and Administrative Expense

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
	(dollars in thousands)
General and administrative	$36,416	$34,688	$1,728	5.0%
% of revenue	19.5%	22.5%

General and administrative expense increased $1.7 million, or 5%, in the three months ended September 30, 2025 compared to the same period in 2024 primarily due to a $1.3 million increase in general and administrative personnel costs and a $1.0 million increase in rent expense. These increases were partially offset by a $0.8 million decrease in insurance expense. Personnel costs increased due to an increase in headcount from September 30, 2024 to September 30, 2025 coupled with higher bonus expense and a $0.6 million increase in stock compensation expense. Rent expense increased due to $0.8 million of lease impairment charges. Insurance expense decreased due to a $0.5 million decrease in amortization of the judgment preservation insurance policy.

Other Income, Net

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Other income, net	$(1,398)	$(12,544)	$11,146	(88.9)%
% of revenue	(0.7)%	(8.1)%

Other income, net was $1.4 million in the three months ended September 30, 2025 compared to other income, net of $12.5 million in the three months ended September 30, 2024. This change was primarily due to $0.3 million in foreign exchange losses in the three months ended September 30, 2025 as compared to $9.2 million in foreign exchange gains in the three months ended September 30, 2024, in addition to a $1.8 million decrease in other income attributable to short-swing profit disgorgement payments to us from a public stockholder of our Class A common stock during the three months ended September 30, 2024.

Interest Expense

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Interest expense	$5,311	$6,168	$(857)	(13.9)%
% of revenue	2.8%	4.0%

Interest expense decreased by $0.9 million in the three months ended September 30, 2025 as compared to the corresponding period in 2024 primarily due to a lower effective interest rate and lower outstanding principal compared to the prior year period.

Income Tax Expense

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Income tax expense	$1,376	$1,319	$57	4.3%
% of revenue	0.7%	0.9%

Income tax expense increased by $0.1 million in the three months ended September 30, 2025 as compared to the corresponding period in 2024. This change was primarily driven by increased pre-tax book income in certain international subsidiaries for the three months ended September 30, 2025.

Comparison of the Nine Months Ended September 30, 2025 and 2024

Revenue

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Revenue
Subscriptions	$414,197	$353,789	$60,408	17.1%
Professional services	109,873	96,548	13,325	13.8
Total revenue	$524,070	$450,337	$73,733	16.4%

Total revenue increased $73.7 million, or 16%, in the nine months ended September 30, 2025 compared to the same period in 2024 due to an increase in our subscriptions revenue of $60.4 million as well as an increase in our professional services revenue of $13.3 million. The increase in subscriptions revenue was driven by a $51.2 million increase in cloud subscriptions revenue, a $7.2 million increase in term license subscriptions revenue, and a $2.0 million increase in maintenance and support revenue. With respect to new versus existing customers, there was a $15.1 million increase in subscriptions revenue from sales to new customers, while the remaining $45.3 million of the increase was attributable to expanded deployments, price increases on renewals, and corresponding sales of additional subscriptions to existing customers. The increase in professional services revenue was due primarily to a $15.3 million increase in revenue from sales to new customers, which was partially offset by a $2.0 million decrease in sales to existing customers.

Cost of Revenue

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Cost of revenue
Subscriptions	$49,810	$39,614	$10,196	25.7%
Professional services	78,322	74,880	3,442	4.6
Total cost of revenue	$128,132	$114,494	$13,638	11.9%
Subscriptions gross margin	88.0%	88.8%
Professional services gross margin	28.7%	22.4%
Total gross margin	75.6%	74.6%

Cost of revenue increased $13.6 million, or 12%, in the nine months ended September 30, 2025 compared to the same period in 2024, primarily due to a $8.8 million increase in hosting costs coupled with a $4.9 million increase in contractor costs. These increases were partially offset by a $0.3 million decrease in professional services and product support personnel costs. Hosting costs increased due to an increase in sales of our cloud offering during the nine months ended September 30, 2025, while contractor costs increased due to an increase in the usage of subcontractors for professional services engagements. Although professional services and product support headcount increased from September 30, 2024 to September 30, 2025, overall personnel costs decreased due to a $1.4 million decrease in severance expense as compared to the prior year.

Sales and Marketing Expense

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$166,929	$175,613	$(8,684)	(4.9)%
% of revenue	31.9%	39.0%

Sales and marketing expense decreased $8.7 million, or 5%, in the nine months ended September 30, 2025 compared to the same period in 2024, primarily due to a $6.1 million decrease in sales and marketing personnel costs, and a $1.5 million decrease in information technology spend. These decreases were partially offset by a $1.3 million increase in travel and entertainment costs. Sales and marketing personnel costs decreased due to a decrease in sales and marketing headcount from September 30, 2024 to September 30, 2025. Information technology costs declined largely due to lower cloud computing expense. Travel and entertainment expense increased due to a higher number of in-person events and engagements relative to the prior year.

Research and Development Expense

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Research and development	$120,127	$117,789	$2,338	2.0%
% of revenue	22.9%	26.2%

Research and development expense increased $2.3 million, or 2%, in the nine months ended September 30, 2025 compared to the same period in 2024. This change is primarily attributable to a $1.6 million increase in research and development personnel costs and a $1.5 million increase in information technology costs. Although research and development headcount remained consistent period over period, overall personnel costs increased due to higher bonus expense and stock compensation, partially offset by a reduction in salaries expense. Information technology costs increased primarily due to higher spend on cloud computing services and computer software.

General and Administrative Expense

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
	(dollars in thousands)
General and administrative	$107,586	$108,327	$(741)	(0.7)%
% of revenue	20.5%	24.1%

General and administrative expense decreased $0.7 million, or 1%, in the nine months ended September 30, 2025 compared to the same period in 2024 primarily due to a $3.5 million decrease in rent expense and a $3.5 million decrease in insurance expense driven by lower amortization expense associated with our judgment preservation insurance policy. Rent expense decreased due to $0.8 million of lease impairment charges in the nine months ended September 30, 2025 as compared to $5.5 million of lease impairment charges recorded in the prior year period. These decreases were partially offset by increases of $2.0 million in general and administrative personnel costs, $1.8 million in professional fees, and $1.7 million in information technology spending. Personnel costs increased due to an increase in headcount from September 30, 2024 to September 30, 2025 coupled with higher bonus expense and a $1.1 million increase in stock compensation expense. Professional fees increased primarily due to a $2.9 million increase in expenses related to litigation with Pegasystems, while information technology spending increased due to higher spend on computer software and cloud computing.

Other Income, Net

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Other income, net	$(24,678)	$(5,882)	$(18,796)	***
% of revenue	(4.7)%	(1.3)%
*** Indicates a percentage that is not meaningful.

Other income, net was $24.7 million in the nine months ended September 30, 2025 compared to other income, net of $5.9 million in the nine months ended September 30, 2024. This change was primarily due to $19.4 million in foreign exchange gains in the nine months ended September 30, 2025 as compared to $2.5 million in foreign exchange losses in the nine months ended September 30, 2024. In addition, there was a $3.2 million decrease in other income related to a non-recurring local government incentive payment and short-swing profit disgorgement payments to us from a public stockholder of our Class A common stock that were both received in the prior year.

Interest Expense

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Interest expense	$15,948	$17,921	$(1,973)	(11.0)%
% of revenue	3.0%	4.0%

Interest expense decreased by $2.0 million in the nine months ended September 30, 2025 as compared to the corresponding period in 2024 primarily due to a lower effective interest rate and lower outstanding principal across the comparable periods.

Income Tax Expense

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Income tax expense	$3,690	$690	$3,000	***
% of revenue	0.7%	0.2%
*** Indicates a percentage that is not meaningful.

Income tax expense increased by $3.0 million in the nine months ended September 30, 2025 as compared to the corresponding period in 2024. This change was primarily driven by increased pre-tax book income in certain international subsidiaries for the nine months ended September 30, 2025. The change in pre-tax book income was primarily attributable to increases in unrealized foreign exchange gains.

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

We also discuss adjusted EBITDA, a non-GAAP financial performance measure we believe offers a useful view of the overall operation of our business. We define adjusted EBITDA as net income (loss) before (1) other income, net, (2) interest expense, (3) income tax expense, (4) depreciation expense and amortization of intangible assets, (5) stock-based compensation expense, (6) Litigation Expense, (7) JPI Amortization, (8) Severance Costs, and (9) Lease Impairment and Lease-Related Charges. The most directly comparable GAAP financial measure to adjusted EBITDA is net income (loss). Users should consider the limitations of using adjusted EBITDA, including the fact this measure does not provide a complete depiction of our operating performance. Adjusted EBITDA is not intended to purport to be an alternative to net income (loss) as a measure of operating performance or to cash flows from operating activities as a measure of liquidity.

The presentation of these non-GAAP financial measures is not intended to be considered in isolation from, as a substitute for, or superior to the financial information prepared and presented in accordance with GAAP, and our non-GAAP measures may be different from non-GAAP measures used by other companies.

The following tables reconcile our non-GAAP measures to their nearest comparable GAAP measures (in thousands, except per share data):

	GAAP Measure	Stock-Based Compensation	Litigation Expense	JPI Amortization	Lease Impairment and Lease-Related Charges	Short-Swing Profit Payment	Unrealized Foreign Exchange Rate Gains and Losses	Non-GAAP Measure
Three Months Ended September 30, 2025
Subscriptions cost of revenue	$17,762	$(224)	$—	$—	$—	$—	$—	$17,538
Professional services cost of revenue	27,531	(1,399)	—	—	—	—	—	26,132
Total cost of revenue	45,293	(1,623)	—	—	—	—	—	43,670
Total operating expense	128,597	(8,637)	(2,130)	(3,153)	(1,105)	—	—	113,572
Operating income	13,114	10,260	2,130	3,153	1,105	—	—	29,762
Non-operating (income) expense	(1,398)	—	—	—	—	—	110	(1,288)
Income tax impact of above items	1,376	375	—	—	—	—	(406)	1,345
Net income (loss)	7,825	9,885	2,130	3,153	1,105	—	296	24,394
Net income per share, basic	$0.11	$0.13	$0.03	$0.04	$0.01	$—	$—	$0.32
Net income per share, diluted(a, c)	$0.10	$0.13	$0.03	$0.04	$0.01	$—	$—	$0.32

Three Months Ended September 30, 2024
Subscriptions cost of revenue	$14,082	$(211)	$—	$—	$—	$—	$—	$13,871
Professional services cost of revenue	23,002	(1,325)	—	—	—	—	—	21,677
Total cost of revenue	37,084	(1,536)	—	—	—	—	—	35,548
Total operating expense	124,125	(7,969)	(1,979)	(3,635)	(324)	—	—	110,218
Operating (loss) income	(7,157)	9,505	1,979	3,635	324	—	—	8,286
Non-operating (income) expense	(12,544)	—	—	—	—	1,799	9,950	(795)
Income tax impact of above items	1,319	117	—	—	—	—	(327)	1,109
Net (loss) income	(2,100)	9,388	1,979	3,635	324	(1,799)	(9,623)	1,804
Net (loss) income per share, basic(c)	$(0.03)	$0.13	$0.03	$0.05	$—	$(0.02)	$(0.13)	$0.02
Net (loss) income per share, diluted(b, c)	$(0.03)	$0.13	$0.03	$0.05	$—	$(0.02)	$(0.13)	$0.02
(a) Accounts for the impact of 0.6 million shares of dilutive securities.
(b) Accounts for the impact of 1.8 million shares of dilutive securities.
(c) Per share amounts do not foot due to rounding.

	GAAP Measure	Stock-Based Compensation	Litigation Expense	JPI Amortization	Severance Costs	Lease Impairment and Lease-Related Charges	Short-Swing Profit Payment	Unrealized Foreign Exchange Rate Gains and Losses	Non-GAAP Measure
Nine Months Ended September 30, 2025
Subscriptions cost of revenue	$49,810	$(672)	$—	$—	$—	$—	$—	$—	$49,138
Professional services cost of revenue	78,322	(4,161)	—	—	—	—	—	—	74,161
Total cost of revenue	128,132	(4,833)	—	—	—	—	—	—	123,299
Total operating expense	394,642	(26,159)	(6,324)	(9,355)	—	(1,714)	—	—	351,090
Operating income	1,296	30,992	6,324	9,355	—	1,714	—	—	49,681
Non-operating (income) expense	(24,678)	—	—	—	—	—	—	20,879	(3,799)
Income tax impact of above items	3,690	1,125	—	—	—	—	—	(1,732)	3,083
Net income (loss)	6,336	29,867	6,324	9,355	—	1,714	—	(19,147)	34,449
Net income (loss) per share, basic	$0.09	$0.40	$0.09	$0.13	$—	$0.02	$—	$(0.26)	$0.47
Net income (loss) per share, diluted(a)	$0.08	$0.40	$0.08	$0.13	$—	$0.02	$—	$(0.26)	$0.46

Nine Months Ended September 30, 2024
Subscriptions cost of revenue	$39,614	$(641)	$—	$—	$—	$—	$—	$—	$38,973
Professional services cost of revenue	74,880	(4,364)	—	—	(1,398)	—	—	—	69,118
Total cost of revenue	114,494	(5,005)	—	—	(1,398)	—	—	—	108,091
Total operating expense	401,729	(25,006)	(3,442)	(12,643)	(4,136)	(5,786)	—	—	350,716
Operating (loss) income	(65,886)	30,011	3,442	12,643	5,534	5,786	—	—	(8,470)
Non-operating (income) expense	(5,882)	—	—	—	—	—	1,799	(2,856)	(6,939)
Income tax impact of above items	690	1,258	—	—	1,096	—	—	81	3,125
Net (loss) income	(78,615)	28,753	3,442	12,643	4,438	5,786	(1,799)	2,775	(22,577)
Net (loss) income per share, basic and diluted(b)	$(1.08)	$0.40	$0.05	$0.17	$0.06	$0.08	$(0.02)	$0.04	$(0.31)
(a) Accounts for the impact of 0.5 million shares of dilutive securities.
(b) Per share amounts do not foot due to rounding.

The following table reconciles GAAP net income (loss) to adjusted EBITDA for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
GAAP net income (loss)	$7,825	$(2,100)	$6,336	$(78,615)
Other income, net	(1,398)	(12,544)	(24,678)	(5,882)
Interest expense	5,311	6,168	15,948	17,921
Income tax expense	1,376	1,319	3,690	690
Depreciation expense and amortization of intangible assets	2,459	2,562	7,429	7,503
Stock-based compensation expense	10,260	9,505	30,992	30,011
Litigation Expense	2,130	1,979	6,324	3,442
JPI Amortization	3,153	3,635	9,355	12,643
Severance Costs	—	—	—	5,534
Lease Impairment and Lease-Related Charges	1,105	324	1,714	5,786
Adjusted EBITDA	$32,221	$10,848	$57,110	$(967)

Liquidity and Capital Resources

The following table presents selected financial information and statistics pertaining to liquidity and capital resources as of September 30, 2025 and December 31, 2024:

	As of
	September 30, 2025	December 31, 2024
Cash and cash equivalents	$125,249	$118,552
Short-term investments and marketable securities	66,312	41,308
Property and equipment, net	33,168	37,109
Working capital*	69,285	80,787
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

Over the past two years, we have also initiated several share repurchase programs as follows:

•In February 2024, our Board of Directors authorized a share repurchase program, under which we repurchased approximately 1.3 million shares of our common stock for approximately $50.0 million during the first quarter of 2024.

•In May 2025, our Board of Directors authorized a second program to repurchase up to $10.0 million of our common stock from May 2025 to December 2025. In the second quarter of 2025, we repurchased 0.3 million shares under this program at an average share price of $31.91 and totaling $10.0 million.

•In August 2025, our Board of Directors authorized a third program to repurchase up to $10.0 million of our common stock from August 2025 to August 2027. In the third quarter of 2025, we repurchased 0.3 million shares under this program at an average share price of $30.60 and totaling $10.0 million.

Outside of the above items and cash used by operations, other uses of cash in 2025 to date have included capital expenditures related to the expansion of new leased facilities and principal repayments of our term loan debt.

Furthermore, we have a non-cancellable cloud hosting arrangement with AWS that contains provisions for minimum purchase commitments. Specifically, purchase commitments under the agreement total $220.0 million over five years. The agreement, which was originated in July 2021 and amended in October 2024, currently contains minimum annual spending requirements of $44.0 million from November 2024 to October 2029. Spending under this agreement for the three and nine months ended September 30, 2025 totaled $14.3 million and

$37.6 million, respectively. Spending under this agreement for the three and nine months ended September 30, 2024 totaled $10.8 million and $31.8 million, respectively. We expect to meet our minimum annual spending requirement during the term of the arrangement.

Historical Cash Flows

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Beginning cash, cash equivalents, and restricted cash	$118,552	$149,351	$(30,799)	(20.6)%
Operating activities:
Net income (loss)	6,336	(78,615)	84,951	***
Stock-based compensation and other non-cash adjustments	18,830	45,648	(26,818)	(58.7)
Changes in working capital	36,571	25,974	10,597	40.8
Net cash provided by (used by) operating activities	61,737	(6,993)	68,730	***

Investing activities:
Net cash used by investing activities	(27,454)	(34,294)	6,840	(19.9)

Financing activities:
Net cash used by financing activities	(30,138)	(8,496)	(21,642)	***

Effect of exchange rates	2,552	(375)	2,927	***
Net change	6,697	(50,158)	56,855	***
Ending cash and cash equivalents	$125,249	$99,193	$26,056	26.3%
*** Indicates a percentage that is not meaningful.

Operating Activities

Net cash provided by operating activities was $61.7 million for the nine months ended September 30, 2025 as compared to $7.0 million of net cash used by operating activities for the nine months ended September 30, 2024. The increase in net cash provided by operating activities was primarily driven by increased cash collections stemming from strong contract bookings in the fourth quarter of 2024 and the first nine months of 2025, as well as our continuing cost management activities.

Investing Activities

Net cash used by investing activities was $27.5 million for the nine months ended September 30, 2025 as compared to $34.3 million in net cash used by investing activities for the nine months ended September 30, 2024. This change was primarily driven by a $22.6 million increase in proceeds from the maturity of investments. This increase was partially offset by a $16.6 million increase in purchases of short-term investments.

Financing Activities

Net cash used by financing activities was $30.1 million for the nine months ended September 30, 2025 as compared to $8.5 million of net cash used by financing activities for the nine months ended September 30, 2024. The increase in net cash used by financing activities was primarily due to a $50.0 million decrease in proceeds from borrowings, which was partially offset by a $30.0 million decrease in repurchases of common stock, a $1.3 million increase in debt repayments, and a $1.0 million increase in payments for employee taxes related to the net share settlement of equity awards during the nine months ended September 30, 2025.

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

Interest Rate Risk

We had cash and cash equivalents of $125.2 million as of September 30, 2025, which consisted of investments in money market funds, cash in readily available checking accounts, overnight repurchase investments, and other marketable securities.

As of September 30, 2025, we had outstanding principal debt of $245.7 million, which carries interest as defined in our Credit Agreement. Refer to Note 8 of the consolidated financial statements in this Quarterly Report on Form 10-Q for additional details. We assessed our exposure to changes in interest rates by analyzing sensitivity to our operating results, assuming various changes in market interest rates. A hypothetical increase of one percentage point in the interest rate as of September 30, 2025 would increase our interest expense by approximately $2.4 million annually.

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

Foreign Currency Exchange Risk

Our reporting currency is the U.S. dollar. Due to our international operations, we have foreign currency risks related to revenue and operating expenses denominated in currencies other than the U.S. dollar, primarily the British pound sterling, Euro, Australian dollar, and Swiss franc. Our sales contracts are primarily denominated in the local currency of the customer making the purchase. In addition, portions of operating expenses are incurred outside the United States and are denominated in foreign currencies. An increase in the relative value of the U.S. dollar to other currencies will negatively affect revenue and other operating results as expressed in U.S. dollars. Based on a sensitivity analysis, a 10% change in the foreign currency exchange rates for the nine months ended September 30, 2025 would have impacted our total revenue by approximately $18 million and operating loss by approximately $8 million. This calculation assumes all currencies change in the same direction and proportion relative to the U.S. dollar.

We have experienced, and will continue to experience, fluctuations in net income (loss) as a result of transaction gains or losses related to remeasuring certain current asset and current liability balances denominated in currencies other than the functional currency of the entities in which they are recorded. We have not engaged in the hedging of foreign currency transactions to date, although we may choose to do so in the future.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025. Based on the evaluation of our disclosure controls and procedures as of September 30, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a.Recent Sales of Unregistered Equity Securities

Not applicable.

b.Use of Proceeds

Not applicable.

c.Issuer Purchases of Equity Securities

Employee Stock Purchase Plan

	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased under the plan(2)
July 1 to July 31, 2025	6,778	$30.82	6,778	743,395
August 1 to August 31, 2025	6,946	$29.21	6,946	736,449
September 1 to September 30, 2025	6,525	$29.84	6,525	729,924
Total	20,249	$29.95	20,249	729,924
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

Share Repurchase Program

	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plan or programs
September 1 to September 30, 2025	326,591	$30.60	326,591	—
Total	326,591	$30.60	326,591	—
(1) On August 29, 2025, the Company announced its Board of Directors authorized a program to repurchase up to $10.0 million of our common stock from August 2025 to August 2027.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

The information set forth below is included herein for purposes of providing disclosure under Form 8-K.

Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers

On November 4, 2025, A.G.W. “Jack” Biddle, III notified us he would be resigning from the Board of Directors (the “Board”) and the Audit Committee effective as of January 24, 2026. Mr. Biddle informed us that his decision to resign as a director was not due to any disagreements with the Company or the Board.

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

10.1	Seventh Amendment to Credit Agreement, dated as of September 3, 2025, by and among Appian Corporation, Silicon Valley Bank, a division of First-Citizens Bank & Trust Company, Wells Fargo Bank, N.A., Comerica Bank, MUFG Bank, Ltd., Customers Bank, The Toronto-Dominion Bank, New York Branch, and The Bank of Nova Scotia.	Filed herewith.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Attached.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Attached.

32.1*	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Attached.

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.	Attached.

101.SCH	XBRL Taxonomy Extension Schema Document	Attached.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Attached.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Attached.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Attached.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Attached.

104	Cover page formatted as Inline XBRL and contained in Exhibit 101	Attached.
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

APPIAN CORPORATION

November 6, 2025	By:	/s/ Matthew Calkins	/s/ Srdjan Tanjga
		Name: Matthew Calkins	Name: Srdjan Tanjga
		Title: Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	Title: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)