Form 10-K
period 2025-12-31
APPIAN CORP
filed 2026-02-19
CIK 1441683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

As of June 30, 2025, the aggregate market value of the registrant’s voting Class A common stock and Class B common stock held by non-affiliates of the registrant was $836.4 million and $58.5 million, respectively, based on a closing price of $29.86 per share of the registrant’s Class A common stock as reported on the Nasdaq Global Market on June 30, 2025. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

As of February 17, 2026, there were 42,872,259 shares of our Class A common stock and 31,087,485 shares of our Class B common stock, each with a par value of $0.0001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for its 2026 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K.

PART I

Item 1. Business.

Overview

Appian Corporation (together with its subsidiaries, “Appian,” “the Company,” “we,” or “our”) provides process automation technology. For over 25 years, our highly reliable and scalable platform has been leveraged by large enterprises and governments. Combining leading edge process orchestration and intelligence, we provide everything an organization needs to design, automate, and optimize critical processes, facilitating continuous adaptation in changing environments.

The market for process automation is large and growing. According to IDC, the worldwide Business Automation Platform market was $27.8 billion in 2024 and is expected to grow to approximately $70.2 billion in 2029.

Core Capabilities

Appian provides capabilities to tackle any process challenge. These capabilities are unified and scalable, meeting enterprise demands and easy to change as requirements evolve.

•Comprehensive Automation Platform. The Appian platform provides a complete set of features and tools, allowing our customers to apply the right tool to each step of their process. Our capabilities include business rules engines, pre-built connections, Application Program Interface (API) integrations, intelligent document processing (IDP), robotic process automation (RPA), and artificial intelligence (AI).
•Unified Data Fabric. Appian’s patented data fabric is an integrated layer that unifies data across the enterprise without requiring companies to migrate their data, eliminating the need for additional systems and tools and accelerating time to insight. Our data fabric allows every worker, system, and agent to have the context it needs to act with confidence.
•Enterprise-Grade Controls. Appian delivers best-in-class security, auditability, and enterprise guardrails to support even the most mission critical workloads and most sensitive and confidential data. In addition, Appian provides process mining functionality that allows organizations to identify bottlenecks and compliance risks.
•Interactive Design. Our visual design tools allows business users, technical experts, and implementation specialists to collaborate on the automation, improvement, and streamlining of existing processes, assisted by AI. This iterative process continues after the initial implementation, allowing our customers to seamlessly evolve and optimize their processes over time.

•Implementation Excellence. Appian has an elite team of implementation and process specialists with a 25-year track record of partnering with our customers to ensure the success of their applications.

Approach to AI

Advances in AI offer the promise of unprecedented innovation in business productivity. Despite this potential, currently most business implementations of AI fail, and the technology is frequently sidelined as an assistant rather than integrated as a digital worker within core business operations. This presents a unique opportunity for Appian, since we provide the process framework that organizations need to drive value from AI investments.

We believe that in order to fully realize the value of AI, organizations need to embed AI capabilities directly into workflows. To be effective, AI requires strict controls and defined guardrails that eliminate errors and hallucinations, ensuring AI activities are guided by organizational policies and regulations. As a leader in process automation, we provide the tools and guardrails necessary for AI to deliver repeatable and scalable business value.

The impact of AI also depends on data. Without proprietary data, AI lacks the internal context necessary to help solve specific business problems. Most enterprises today struggle to provide AI with relevant data across systems, while still ensuring privacy and maintaining access privileges. Our data fabric is designed to provide the data AI needs, grant secure and performant access to information from across the enterprise, and obviate the need for complex and slow data migrations.

Go-to-Market Strategy

Our go-to-market strategy consists of both direct sales and sales through strategic partners. We sell our software almost exclusively as subscriptions. We grow our revenue by adding new customers, increasing the user base of existing customers, and expanding product usage across customers through new business processes and applications. Our strategic partners work with organizations undergoing process automation projects, and when they recognize an opportunity for our platform, they often introduce us to potential customers.

Many of our customers begin by building a single application and grow to create dozens of applications on our platform, which implicitly increases their return on investment. Generally, the development of new applications results in the expansion of our product usage within an organization and a corresponding increase in our revenue due to subscription fees. Every additional application an organization creates on our platform increases the value of our platform for that organization because it further integrates people, processes, and data and facilitates knowledge sharing. Applications built on our platform may be used only on our platform and only while customers have active subscriptions, creating a substantial incentive for customers to avoid the difficulties and costs associated with moving to a different software platform. At the same time, our industry-leading professional services team helps customers build and deploy applications on our platform to achieve their process automation goals more quickly.

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
•Grow revenue from key industry verticals. While our platform is industry-agnostic, we continue to make investments to enhance the expertise of our sales and marketing organization within our key industry verticals of financial services, government, life sciences, insurance, and manufacturing. In 2025, we generated approximately 80% of our subscriptions revenue from customers in these verticals. In addition, we offer pre-built solutions in certain of these industries to facilitate customer use cases.
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
•Expand our international footprint. Our platform is designed to be natively multilingual to facilitate collaboration and address challenges in multinational organizations. Appian Cloud meets the data residency requirements of our global customers by operating in 16 countries across 39 regions and 123 availability zones. In 2025, approximately 38% of our total revenue was generated from customers outside of the United States. We believe we have a significant opportunity to continue to grow our international footprint. We are investing in new geographies through direct and indirect sales channels, professional services and customer support, and implementation partners.
•Leverage our partner base. We have a number of strategic partnerships with companies, including Accenture, Capgemini, Deloitte, Indra Group, KPMG, and PwC. These partners work with organizations undergoing process automation projects. When they recognize an opportunity for our platform, they introduce us to potential customers. Additionally, they often go to market with their own pre-built solutions using our platform, delivering software license revenue to Appian. We intend to further leverage our base of partners to provide broader customer coverage and solution delivery capabilities.

•Accelerate adoption of AI. Our customers are looking to generate tangible business value from their investment in AI and are increasingly turning to Appian to achieve that goal. We offer them a range of AI capabilities, ranging from AI-enhanced document processing to autonomous agents capable of acting in dynamic environments. In addition, our professional services organization provides our customers with expertise in AI implementation, in an effort to ensure that their AI applications achieve desired accuracy and security goals. By utilizing our organizational capacity, we will leverage AI to drive increased usage of our platform.

Human Capital Resources and Management

Employees, Culture, and Labor Relations

Our distinct culture of innovation is an important contributor to our success as a company. We promote an inclusive environment where our employees can contribute their unique perspectives to help create transformative solutions for our customers. Our culture was purposefully cultivated by our four founders, who are still heavily involved in operating our business. Led by Matt Calkins, Founder and Chief Executive Officer, we have grown our business organically by employing a unified team to maximize the cohesion and simplicity of our platform and our company.

As of December 31, 2025, we had a total global workforce of 2,149 employees, 1,383 of which were based in the United States. None of our U.S. employees are covered by collective bargaining agreements. We believe our employee relations are good, and we have not experienced any work stoppages. Additionally, we are subject to, and comply with, local labor law requirements in all countries in which we operate.

Excellence and Intensity

We have two foundational values, the most important qualities that an Appian person must have: Excellence and Intensity. Every hiring decision, promotion, and public commendation is based on these values. Excellence means we have high standards, and we live up to them. Everything Appian does is done well. Intensity means we’re all-in. We’re ambitious. We bring our full self to work and our full commitment. We care about the outcome. We take the results of our work personally. We assert ourselves. We hold people to account, even if it’s uncomfortable because we take pride in our team’s work. Raising the bar is part of being a leader at Appian.

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

Sales and Marketing

Our sales and marketing teams work together closely to market and sell our software platform and services. We sell to enterprises across a range of industries, including government, financial services, insurance, and life sciences. Our sales organization includes enterprise account executives, solution consultants, and professional services representatives and is supported by a robust partner ecosystem of global systems integrators, technology partners, and resellers. We are dedicated to the success of Appian customers, investing in post-sales professional services initiatives to ensure adoption, satisfaction, and expanded use over time.

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

Facilities

As of December 31, 2025, we lease our headquarters office in McLean, Virginia, and we also have six leased offices in cities outside the United States. In addition to our leased offices, we occupied eight flexible workspaces. Our use of flexible workspaces is dependent upon our current business needs. We believe our facilities are adequate to meet our ongoing needs, including substantial rights to expand within certain properties we lease. If we require additional space in the future, we believe we will be able to obtain additional facilities on commercially reasonable terms.

Seasonality

We have historically experienced seasonality in terms of when we enter into agreements with customers. See “Seasonality - Management Discussion and Analysis Financial Condition and Results of Operations” for a discussion of the seasonality of our business.

Our Customers

Our customers operate in various industries, including financial services, government, life sciences, insurance, manufacturing, energy, healthcare, telecommunications, and transportation. Generally, our sales team targets its efforts to organizations with over 2,000 employees and $2 billion in annual revenue. In 2025, we refined our definition of a customer to better align with revenue-generating units. Commercial customers are now aggregated at the ultimate parent level, U.S. governmental entities are aggregated at the cabinet plus one level, and non-U.S. governmental entities are aggregated at the cabinet or ministry level. Prior period customer counts have been recasted for consistency purposes.

Under our new methodology, the number of customers paying us in excess of $1 million of annual recurring revenue has grown from 115 at the end of 2024 to 140 at the end of 2025. No single end customer accounted for more than 10% of our total revenue in 2025, 2024, or 2023.

Our Competition

Our main competitors fall into four categories: (1) providers of custom software solutions that address, or are developed to address, some of the use cases that applications developed on our platform target; (2) providers of development platforms; (3) providers of one or more automation technologies, including business process management, case management, process mining, and robotic process automation; and (4) potential customers using their own internal technology departments to develop, build, and modify their own proprietary systems.

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

As of December 31, 2025, we had 28 granted patents and 21 patents pending related to our platform and its technology. None of our issued patents expire before 2034. We cannot provide complete assurance that any of our patent applications will result in the issuance of a patent or that the examination process will not require us to narrow our claims. Any patents we may be issued may be contested, circumvented, found unenforceable, or invalidated, and we may not be able to prevent third parties from infringing them. We also license software from third parties for integration into our products, including open source software and other software available on commercially reasonable terms. We control access to and use of our proprietary software and other confidential information through the use of internal and external controls, including contractual protections with employees, contractors, end customers, and partners, and our software is protected by U.S. and international copyright and trade secret laws.

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
•The opportunity and disruptive impact of AI;
•The effects of increased competition as well as innovations by new and existing competitors in our market;
•Our ability to adapt to technological change and effectively enhance, innovate, and scale our platform and professional services;
•Our ability to effectively manage or sustain our growth and to maintain profitability;
•Potential acquisitions and integration of complementary businesses and technologies;
•Our ability to maintain, or strengthen awareness of, our brand;
•Perceived or actual problems with the integrity, reliability, quality, or compatibility of our platform, including unscheduled downtime or outages;
•The anticipated expansion of the usage of partners to perform professional services;
•General macroeconomic conditions, including fluctuating interest rates and inflation, slower growth or recession, and geopolitical turmoil;
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
•Our ability to collect on the judgment preservation insurance;
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

Risk Factors Summary

The risk factors summarized below could materially harm our business, operating results, and/or financial condition, impair our future prospects, and/or cause the price of our common stock to decline. These risks are discussed more fully in the section titled “Risk Factors.” Material risks that may affect our business, financial condition, results of operations, and trading price of our Class A common stock include, but are not necessarily limited to, the following:

•If we are unable to sustain our revenue growth rate, we may not be able to achieve or maintain profitability in the future.
•We may not be able to scale our business quickly enough to meet our customers’ growing needs, and if we are not able to grow efficiently, our operating results could be harmed.
•We are dependent on a single product, and the lack of continued market acceptance of our platform could cause our operating results to suffer.
•We currently face significant competition.
•In the past, we have experienced significant corporate growth, which may not be indicative of our future growth and, if we grow in the future, we may not be able to manage our growth effectively.
•If our security measures are actually or perceived to have been breached, or if unauthorized access to our platform or customer data occurs, our platform may be perceived as not being secure, and customers may reduce the use of or stop using our platform, and we may incur significant liabilities.
•We derive a significant portion of our revenue from a limited number of customers, and the loss of one or more of these customers could materially and adversely impact our business, results of operations, and financial condition.
•A portion of our revenue is generated from subscriptions sold to governmental entities and heavily regulated organizations, which are subject to a number of challenges and risks.
•We have experienced losses in the past, and we may not be able to sustain profitability in the future.
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
•Because we generally recognize revenue from cloud subscriptions ratably over the term of the subscription agreement, near-term changes in sales may not be reflected immediately in our operating results.
•We may not continue to achieve market acceptance of our pre-built solutions, which may adversely affect our financial results.

•If our platform fails to perform properly or there are defects or disruptions in the rollout of our platform updates or enhancements, our reputation could be adversely affected, our market share could decline, and we could be subject to liability claims.
•We rely upon AWS to operate our cloud offering; any disruption of or interference with our use of AWS would adversely affect our business, results of operations, and financial condition.
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
•Because we collect and store personal information, domestic and international privacy and security concerns could result in additional costs and liabilities to us, inhibit sales of our software, and subject us to complex and evolving federal, state, and foreign laws and regulations regarding privacy, data protection, and other related matters.
•If our platform fails to function in a manner allowing our customers to operate in compliance with regulations and/or industry standards, our revenue and operating results could be harmed.
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

Risks Related to Our Business and Industry

If we are unable to sustain our revenue growth rate, we may not be able to maintain profitability in the future.

We have experienced revenue growth with revenue of $726.9 million, $617.0 million, and $545.4 million in 2025, 2024, and 2023, respectively. Although we have experienced rapid revenue growth historically, we may not continue to grow as rapidly in the future, and our revenue growth rates may decline. Any success we may experience in the future will depend in large part on our ability to, among other things:

•Maintain and expand our customer base;
•Increase revenue from existing customers through increased or broader use of our platform within their organizations;
•Compete in an AI-accelerated environment;
•Further penetrate the existing industry verticals we serve and expand into other industry verticals; and
•Continue to successfully expand our business domestically and internationally.

If we are unable to maintain consistent revenue or revenue growth, our stock price could be volatile. Our revenue for any prior quarterly or annual periods should not be relied upon as any indication of our future revenue or revenue growth.

We may not be able to scale our business quickly enough to meet our customers’ growing needs, and if we are not able to grow efficiently, our operating results could be harmed.

Customers may use our platform for more advanced and frequent projects, resulting in usage growth for our platform. With such growth, we may need to devote additional resources to improving our software architecture, integrating with third-party systems, and maintaining infrastructure performance. In addition, we will need to continue to appropriately scale our internal business operations as well as grow our partner services systems, including our Professional Services organization and operations, to serve our growing customer base, particularly as our customer base expands over time. Any failure of or delay in these efforts could cause impaired system performance and reduced customer satisfaction. These issues could reduce the attractiveness of our platform to customers, resulting in decreased sales to new customers, lower renewal rates by existing customers, the issuance of service credits, or requested refunds, any of which could hurt our revenue growth and our reputation. Even if we are able to upgrade our systems and expand our staff, any such expansion will be expensive and complex, requiring management time and attention. We could also face inefficiencies or operational failures as a result of our efforts to scale our infrastructure. Moreover, there are inherent risks associated with upgrading, improving, and expanding our information technology systems. We cannot be sure the expansion and improvements to our infrastructure and systems will be fully or effectively implemented on a timely basis, if at all. These efforts may reduce revenue and our margins and adversely impact our financial results.

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
•The introduction of products and technologies (including AI technologies) that represent an improvement over, or serve as a replacement or substitute for, our platform;
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

Our main competitors fall into four categories: (1) providers of custom software and software solutions that address, or are developed to address, some of the use cases that can be addressed by applications developed on our platform; (2) providers of development platforms; and (3) providers of one or more automation technologies, including BPM, case management, process mining, and RPA and (4) potential customers using their own internal technology departments to develop, build, and modify their own proprietary systems.

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

In the past, we have experienced significant corporate growth, which may not be indicative of our future growth and, if we grow in the future, we may not be able to manage our growth effectively.

We have focused on optimizing our operations and headcount to ensure they remain in line with our growth plan and the size of our customer base, which we have significantly increased in the past several years. While we have expanded our operations and headcount in prior periods, such measures are not indicative of our future growth, and are subject to reversal in the other direction, as we have done at various times in the past. Our growth in the past has placed, and any future growth will place, a significant strain on our management, administrative, operational, and financial infrastructure. Our success will depend in part on our ability to manage any growth effectively, and we will need to continue to improve our operational, financial, and management controls and our reporting systems and procedures. Failure to effectively manage our growth could result in difficulty or delays in deploying our platform to customers, decreased efficiency, declines in quality or customer satisfaction, increases in costs, difficulties in introducing new features, or other operational difficulties. Any of these difficulties could adversely impact our business performance and results of operations.

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

We derive a significant portion of our revenue from a limited number of customers, and the loss of one or more of these customers could materially and adversely impact our business, results of operations, and financial condition.

Our customer base is concentrated. For example, during the years ended December 31, 2025, 2024, and 2023, revenue from U.S. federal government agencies represented 25.3%, 23.9%, and 21.3% of our total revenue, respectively, and the top three U.S. federal government customers generated 3.9%, 4.0%, and 4.2% of our total revenue for the years ended December 31, 2025, 2024, and 2023, respectively. Changes in the administration and their priorities may impact public sector budgets and funding for federal government agencies. See our risk factor below at “A portion of our revenue is generated from subscriptions sold to governmental entities and heavily regulated organizations, which are subject to a number of challenges and risks.” If we were to lose one or more of our significant customers and we were unable to recover the revenue from that customer from other customers, our revenue would significantly decline. In addition, revenue from significant customers may vary from period to period depending on the timing of renewing existing agreements or entering into new agreements. The loss of one or more of our significant customers could materially and adversely affect our business, results of operations, and financial condition.

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

Governmental demand and payment for our platform may also be impacted by public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our platform. In addition, changes in the administration and their priorities could also affect public sector budgets and funding. The United States has previously experienced lapses in federal appropriations, and any such future lapses could negatively affect our business, results of operations, and financial condition. In addition, governmental and highly regulated entities impose compliance requirements that are complicated, make pricing readily available, subject continued business to unpredictable competitive processes, or are otherwise time-consuming and expensive to satisfy. We also must comply with laws and regulations relating to the formation, administration, and performance of contracts, which provide public sector customers with specific rights, many of which are not typically found in commercial contracts.

In the United States, applicable federal contracting regulations change frequently, and the President may issue executive orders requiring federal contractors to adhere to new compliance requirements after a contract is signed. If we commit to meeting special standards or requirements and do not meet them, including requirements related to security clearances for personnel and facilities, we could be subject to significant liability from our customers or regulators. Even if we do meet these special standards or requirements, the additional costs associated with providing our platform to government and highly regulated customers could harm our operating results. Moreover, changes in the underlying statutory and regulatory conditions that affect these types of customers could compromise our ability to efficiently provide them access to our platform and to grow or maintain our customer base. In addition, engaging in sales activities to foreign governments introduces additional compliance risks specific to the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, and other similar statutory requirements prohibiting bribery and corruption in the jurisdictions in which we operate.

We have experienced losses in the past, and we may not be able to sustain profitability in the future.

We generated GAAP net income of $1.2 million in 2025 and GAAP net losses of $92.3 million and $111.4 million in 2024 and 2023, respectively. As of December 31, 2025, we had an accumulated deficit of $610.9 million. We will need to generate and sustain increased revenue levels in future periods in order to sustain profitability in the future. We also expect our costs to increase in future periods, which could negatively affect our future operating results if our revenue does not increase commensurately. For example, we intend to continue to expend funds to expand our sales and marketing operations, develop and enhance our platform, and expand into new markets. Our efforts to grow our business may be more costly than we expect, and we may not be able to increase our revenue enough to offset our higher operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described in this Annual Report on Form 10-K, unforeseen expenses, difficulties, complications or delays, and other unknown events. If we are unable to sustain profitability, our stock price may significantly decrease.

AI is a disruptive set of technologies that may affect the markets for our software dramatically and in unpredictable ways.

The emerging technologies described as AI, which include machine learning, generative AI, including large language models, and similar means of algorithm self-generation, have the ability to affect the market for our software by directing what are now human-orchestrated processes into machine-orchestrated processes. In recent years, AI technologies have been the subject of great interest to our customers and to followers of our markets, and these technologies have been showcased and subject to substantial interest among our customer base. Should we fail to effectively compete with, adopt, or integrate emerging AI technologies that show benefits to our customers, or should AI technologies for code generation or application development reduce the demand for our process automation platform, we could struggle to continue to grow our business or lose business with existing customers to such technologies.

We have incorporated, and may continue to incorporate, AI in our products and services, and this incorporation of AI in our business and operations may become more significant over time. The use of generative AI, a technology that has evolved significantly over recent years, exposes us to additional risks, such as competitive, reputational, operational, legal, regulatory and other risks, including additional costs. For example, generative AI has been known to produce false or “hallucinatory” inferences or output, and the models, prompts, algorithms, and datasets on which AI relies, as well as the content, analyses, or other output generated thereby, may be invalid, inaccurate, or biased or contain other errors or inadequacies, any of which may not be easily detectable by us or any of our related third-party providers. While we make efforts to implement and use AI technologies designed to improve the accuracy and reduce the chances of hallucinatory inferences or outputs, we cannot completely eliminate the foregoing risks. Additionally, the use of AI technologies by companies has resulted in, and may in the future result in, cybersecurity incidents and data privacy violations that implicate the confidential, proprietary, or personal information of users of such AI technologies. If any of our employees, contractors, vendors, or service providers use any third-party AI technologies in connection with our business or the products or services they provide to us, it may lead to the inadvertent disclosure or incorporation of our confidential, sensitive, or proprietary information into publicly available or other third-party training sets which may impact our ability to realize the benefit of, or adequately maintain, protect and enforce our intellectual property or sensitive or confidential information, harming our competitive position and business. Our ability to mitigate risks associated with disclosure of our proprietary, sensitive, or confidential information, including in connection with the use of AI, will depend on our implementation, maintenance, monitoring, and enforcement of appropriate technical and administrative safeguards, policies, and procedures governing the use of AI in our business. Moreover, given we rely on third-party providers for the underlying large language models and other technology, as do many others in the software industry, we do not have full access to the underlying software code to address such issues. If the AI technologies that we or our third-party providers use are, or are perceived to be, deficient, inaccurate, biased, unethical or otherwise flawed, our reputation, competitive position and business may be materially and adversely affected.

In addition, new laws and regulations, or the interpretation of existing laws and regulations, in any of the jurisdictions we operate may affect our ability to leverage AI in any of our operations, products, and services and may expose us to government enforcement or civil suits. As the legal and regulatory framework encompassing AI evolves, it may result in increases in our operational, compliance, and development expenses that impact our ability to develop, earn revenue from, or utilize any products or services incorporating AI. If we do not have sufficient rights to use the models, prompts, algorithms, and datasets on which our AI and machine learning technologies rely, or the content, analyses, recommendations or other output generated thereby, we could also incur liability through the violation of applicable laws and regulations, third-party intellectual property, privacy or other rights or contracts to which we are a party. In the U.S., a number of civil lawsuits have been initiated related to the foregoing and other concerns, any of which may, amongst other things, require us to limit the ways in which AI technologies are trained, refined or implemented, and may affect our ability to develop or use products or services using or incorporating AI.

Furthermore, our competitors, customers, or other third parties may incorporate AI into their products more quickly or more successfully than us, which could impair our ability to compete effectively. Given we rely on third-party providers for the underlying large language models and other technology, our ability to differentiate our AI products or services from our competitors could be limited. Further, to the extent other, larger technology companies with greater resources and market power gain exclusive or advantageous access to large language model or other AI technology providers, our ability to offer competing AI products or services could be negatively impacted. The increasing use of generative AI by third parties may also negatively impact the integrity of our own proprietary data, data sets, and content databases if and to the extent any invalid, inaccurate, incomplete, misleading, biased, or otherwise flawed data produced by any such AI technologies may inadvertently be incorporated in our proprietary data, data sets, or content databases, negatively affecting our reputation and the value of our proprietary data, data sets, or content databases. As generative AI and other AI technologies are relatively new, sophisticated, and evolving quickly, we cannot predict all of the risks that may arise from our current or future use of AI in our business. Any of the foregoing and any similar issues, whether actual or perceived, could negatively impact our customers’ experience and diminish the perceived quality and value of our products and services. This in turn could damage our brand, reputation, competitive position, and business.

Regulatory and legislative developments related to the use of AI could adversely affect our use of such technologies in our products, services, and business.

As the regulatory framework for machine learning technology, generative AI, and automated decision-making evolves, our business, financial condition and results of operations may be adversely affected. The regulatory framework for AI and similar technologies, and automated decision-making, is changing rapidly. It is possible that new laws and regulations will be adopted in the United States and in non-U.S. jurisdictions, or that existing laws and regulations may be interpreted in ways that would affect the operation of our business, including our data analytics products and services and the way in which we use AI and similar technologies in our business. For example, the European Union’s Artificial Intelligence Act will likely have a material impact on the way AI is regulated in the EU, including significant fines for violations related to offering prohibited AI systems or data governance, high-risk AI systems and for supplying incorrect, incomplete, or misleading information to EU and member-state authorities.

Our future results of operations may fluctuate significantly due to a wide range of factors, which makes our future results difficult to predict.

Our revenue and results of operations have historically varied from period to period, and we expect they will continue to do so as a result of a number of factors which may occur, many of which are outside of our control, including:

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

In addition, we have historically experienced seasonality in terms of when we enter into agreements with customers. We typically enter into a significantly higher percentage of agreements with new customers, as well as renewal agreements with existing customers, in the fourth quarter. The increase in customer agreements for the fourth quarter is attributable to large enterprise account-buying patterns typical in the software industry. Furthermore, we usually enter into a significant portion of agreements with customers during the last month, and often the last two weeks, of each quarter. This seasonality is reflected to a much lesser extent, and sometimes is not immediately apparent, in revenue due to the fact we recognize cloud subscriptions revenue over the term of the subscription agreement, which is generally one to three years. We expect seasonality will continue to affect our operating results in the future and may reduce our ability to predict cash flow and optimize the timing of our operating expenses.

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

We may continue to need to change or reduce our pricing model to remain competitive.

The market for our platform is still evolving, and competitive dynamics may cause pricing levels to change as the market matures and as existing and new market participants introduce new types of solutions and different approaches to enable customers to address their needs. In the past, we have changed or reduced the prices we charge for software and may continue to need to do so. In addition, we may be required to offer terms less favorable to us for new and renewing agreements. We generally sell our software on a per-user basis or through non-user-based single application licenses. We have changed, and expect we will continue to need to change, our pricing model from time to time. As competitors introduce new products that compete with ours or reduce their prices, we may be unable to attract new customers or retain existing customers based on our historical pricing. We also must determine the appropriate price to enable us to compete effectively internationally. Moreover, mid- to large-size enterprises may demand substantial price discounts as part of the negotiation of sales contracts. As a result, we may be required or choose to reduce our prices or change our pricing model, which could adversely affect our business, operating results, and financial condition.

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

We derive, and expect to increasingly derive in the future, a substantial portion of our revenue from the sale of software subscriptions. For 2025, 2024, and 2023, approximately 79.3%, 79.5%, and 75.6%, respectively, of our total revenue was subscriptions revenue. In order for us to improve our operating results, it is important our customers renew their subscriptions with us when their initial term expires as well as purchase additional subscriptions from us. In general, our customers have no renewal obligation after their initial term expires, and we cannot provide assurance we will be able to renew subscriptions with any of our customers at the same or higher contract value.

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

Because we generally recognize revenue from cloud subscriptions ratably over the term of the subscription agreement, near-term changes in sales may not be reflected immediately in our operating results.

We offer our solution primarily through multi-year cloud subscription agreements and generally recognize revenue ratably over the related subscription period. As a result, much of the revenue we report in each quarter is derived from the recognition of previously unbilled or deferred contract value relating to agreements entered into during prior periods. Accordingly, an increase or decline in new or renewal subscription agreements in any quarter is not likely to be reflected immediately in our revenue results for that quarter. Such increases or declines, however, would affect our revenue, and to a lesser extent, deferred revenue balance in future periods, and the effect of significant downturns in sales and market acceptance of our platform and potential changes in our rate of renewals may not be fully reflected in our results of operations until future periods.

We may not continue to achieve market acceptance of our pre-built solutions, which may adversely impact our financial results.

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

A component of our growth strategy involves the further expansion of our operations and customer base internationally. In 2025, 2024, and 2023, revenue generated from customers outside the United States was 37.6%, 36.6%, and 35.8%, respectively, of our total revenue. We currently operate in Canada, Switzerland, the United Kingdom, France, Germany, the Netherlands, Italy, Australia, Spain, Singapore, Sweden, Japan, Mexico, India, and Portugal and sell through resellers into many additional countries. In the future, we may expand to other international locations. Our current international operations and future initiatives will involve a variety of risks, including:

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

We have obtained a judgment preservation insurance policy with respect to a now-vacated judgment and ongoing litigation against our competitor, Pegasystems, and both the payment on the policy and continued litigation are subject to risks and costs.

On May 9, 2022, a jury returned a verdict that Pegasystems, Inc., willfully and maliciously misappropriated trade secrets from us and awarded us $2.036 billion in damages for Pegasystems’ unjust enrichment for usage of our trade secrets. On January 8, 2026, the Supreme Court of Virginia issued a decision reversing the judgment against Pegasystems and remanding for a new trial.

In September 2023, we obtained a judgment preservation insurance policy that would pay us up to $500.0 million in coverage to the extent the final judgment were reversed or reduced after all appeals and further litigation are exhausted. While we are proceeding to a retrial of the matters and believe strongly in the merits of our claims, we cannot guarantee the outcome of any legal proceedings, and continued litigation will subject us to costs, including litigation expenses and diversion of management time. Further, as with any insurance policy, our ability to collect judgment preservation insurance proceeds is subject to the financial soundness of the insurers underwriting our policy, as well as any denial of coverage under the policy. While we have not included any payment from Pegasystems or insurance proceeds in our financial statements or operational planning, any failure to collect on all or a portion of the judgment or the insurance proceeds may be viewed negatively and our stock price could decline.

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

We have a Senior Secured Credit Facilities Credit Agreement (as amended from time to time, the “Credit Agreement”) with First Citizens Bank & Trust Company, as administrative agent and collateral agent for the lenders thereto, which as of December 31, 2025, provides for a term loan facility with a maturity date of November 3, 2027, in an aggregate principal amount of $200.0 million and up to $100.0 million for a revolving credit facility, including a letter of credit sub-facility in the aggregate availability amount of $20.0 million and a swingline sub-facility in the aggregate availability amount of $10.0 million (as a sublimit of the revolving loan facility). Our obligations under the Credit Agreement are secured by substantially all of our assets.

Pursuant to the terms of the Credit Agreement, we are limited in our ability to incur additional indebtedness other than on the terms and conditions thereof. In addition, a failure to comply with the covenants under the Credit Agreement could result in an event of default by us and an acceleration of amounts due. If an event of default occurs that is not waived by the lenders, and the lenders accelerate any amounts due, we may not be able to make accelerated payments, we may not be able to refinance our debt, and the lender could seek to enforce their security interests in the collateral securing such indebtedness, which could have a material adverse effect on our business and results of operations.

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

Our corporate headquarters are located in northern Virginia. The area around Washington, D.C., could be subjected to domestic or foreign terrorist attacks. Additionally, we rely on our network and third-party infrastructure and enterprise applications, internal technology systems, and our website for our development, marketing, operational support, hosted services, and sales activities. In the event of a major hurricane, earthquake, or catastrophic event such as fire, power loss, telecommunications failure, cyberattack, outbreak of regional or global pandemic diseases, war, or terrorist attack, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our software development, lengthy interruptions in our services, breaches of data security, and loss of critical data, all of which could have an adverse effect on our future operating results.

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

In the past we have chosen, and may continue to choose, to expand by acquiring businesses or technologies. Our ability as an organization to successfully acquire and integrate technologies or businesses is unproven. Acquisitions involve many risks, including the following:

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

Internationally, the GDPR continues to place robust obligations on data processors and controllers and heavier documentation requirements for data protection compliance programs by companies in general. In addition, absent appropriate safeguards or other circumstances, the GDPR generally restricts the transfer of personal data to non-adequate countries and/or organizations outside of the European Economic Area, or EEA, such as India, Australia, Mexico, and non-certified organizations in the United States, which the European Commission does not consider to provide an adequate level of data privacy and security. We are currently certified under the EU-US Data Privacy Framework (“EU-US DPF”). The EU-US DPF requires parties relying upon that legal mechanism to comply with obligations similar to those required under the GDPR, such as conducting transfer impact assessments to determine whether additional security measures are necessary to protect the at-issue personal data. Due to potential legal challenges, however, there exists some uncertainty regarding whether the new EU-US DPF will remain a valid mechanism for transfers of personal data out of the EEA.

Recent EU legislation, such as the EU Data Act, which provides cancellation and portability rights to customers, the Artificial Intelligence Act (impacting the use and development of AI), and other legislation such as the Digital Operational Resilience Act (impacting contracts with customers in the financial and insurance sectors), the Digital Services Act (impacting online advertising), the Digital Markets Act (impacting those providing core platform services), the Data Governance Act (impacting public sector data), and the NIS2 Directive (impacting cybersecurity) impact our own activities, those of our regulated and public sector customers, and those of our significant partners such as AWS.

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

As of December 31, 2025, we had 28 issued patents and 21 pending patent applications related to our platform and its technology. We have registered the “Appian” name and logo in the United States and certain other countries. We have registrations and/or pending applications for additional marks in the United States. We cannot provide assurance any current or future applications for registrations for patent or trademark applications will result in the grant of any valid, enforceable intellectual property rights. Further, we cannot provide assurance any granted patent or trademark will provide the protection we seek, will be valid if challenged, or will be sufficiently broad in actions against alleged infringers. Moreover, any of our granted intellectual property rights may be rendered invalid by future changes in the law, defects in our prosecution processes, or preexisting technology, rights, or marks.

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

As of December 31, 2025, we had gross U.S. federal and state net operating loss carryforwards, or NOLs, of $325.6 million available to offset future taxable income. NOLs generated in tax years ended on or prior to December 31, 2017 will substantially expire by 2037 if unused. As a result of certain provisions in the Tax Cuts and Jobs Act of 2017, or the TCJA, as modified by the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, federal NOLs generated in tax years beginning after December 31, 2017 may be carried forward indefinitely but, in the case of tax years beginning after 2020, may only be used to offset 80% of our taxable income annually. Under the provisions of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, substantial changes in our ownership may limit the amount of pre-change NOLs that can be utilized annually in the future to offset taxable income. Section 382 of the Internal Revenue Code imposes limitations on a company’s ability to use NOLs if a company experiences a more-than-50-percent ownership change over a three-year testing period. Based upon our analysis as of December 31, 2025, we have determined we do not expect these limitations to impair our ability to use our NOLs prior to expiration. However, if changes in our ownership occur in the future, our ability to use our NOLs may be further limited. For these reasons, we may not be able to utilize a material portion of the NOLs.

As of December 31, 2025, we also had gross foreign NOLs of $231.6 million, primarily at our Swiss subsidiary, Appian Software International. As of December 31, 2025, we had tax-effected Swiss NOLs of $26.2 million. We also had tax-effected Swiss NOL expirations of $3.0 million in 2025, and some of our foreign NOLs will continue to expire each year if unutilized. If we are limited in our ability to use our NOLs in future years in which we have taxable income, we will pay more taxes than if we were able to fully utilize our NOLs. This could adversely affect our operating results and the market price of our Class A common stock.

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

Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. Given the greater number of votes per share attributed to our Class B common stock, our Class B stockholders collectively beneficially owned shares representing approximately 88% of the voting power of our outstanding capital stock as of December 31, 2025. Further, Mr. Calkins, our founder and Chief Executive Officer, together with his affiliates, collectively beneficially owned shares representing approximately 77% of the voting power of our outstanding capital stock as of December 31, 2025. Consequently, Mr. Calkins, together with his affiliates, is able to control a majority of the voting power even if their stock holdings represent as few as approximately 24% of the outstanding number of shares of our common stock. This concentrated control will limit the ability of others to influence corporate matters for the foreseeable future. For example, Mr. Calkins will be able to control elections of directors, amendments of our certificate of incorporation or bylaws, increases to the number of shares available for issuance under our equity incentive plans or adoption of new equity incentive plans, and approval of any merger or sale of assets for the foreseeable future. This concentrated control could also discourage a potential investor from acquiring our Class A common stock due to the limited voting power of such stock relative to the Class B common stock and might harm the market price of our Class A common stock. In addition, Mr. Calkins has the ability to control the management and major strategic investments of our company as a result of his position as our Chief Executive Officer and his ability to control the election or replacement of our directors. As a board member and officer, Mr. Calkins owes a fiduciary duty to our stockholders and must act in good faith in a manner he reasonably believes to be in the best interests of our stockholders. However, as a stockholder, even a controlling stockholder, Mr. Calkins is entitled to vote his shares, and shares over which he has voting control, in his own interests, which may not always be in the interests of our stockholders generally.

Future transfers by Mr. Calkins and other holders of Class B common stock will generally result in those shares converting on a 1:1 basis to Class A common stock, which will have the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain their shares in the long-term.

Actions of activist stockholders could adversely impact our business and cause us to incur significant expenses.

We currently have, and may in the future have, investors holding more than 5% of our Class A common stock. Some of these investors may be, or may in the future be, activist shareholders. Such activist shareholders may subject us to actions or proposals, including public communications, engagement with our management and Board of Directors, proposals relating to strategic alternatives, operational or governance changes, capital allocation initiatives, director nominations, or proxy contests. Engagement with activist stockholders may lead to the expenditure of significant time and energy by management and our Board of Directors and require dedication by the Company of significant resources. Any of the foregoing could adversely impact our business, financial condition and results of operations. Also, we may be required to incur significant fees and expenses related to responding to stockholder activism, including for third-party advisors. Further, the market price of our Class A common stock could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties described above.

We do not intend to pay dividends on our common stock for the foreseeable future, so any returns will depend on appreciation in the price of our Class A common stock.

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

The market price of our Class A common stock has been volatile and may continue to fluctuate substantially as a result of a variety of factors. Since shares of our Class A common stock were sold in our initial public offering, or IPO, in May 2017 at a price of $12.00 per share, our stock price has ranged from an intraday low of $14.60 to an intraday high of $260.00 through February 17, 2026. Factors that may affect the market price of our Class A common stock and our ability to raise capital through the sale of additional equity securities include:

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
•Trading activity by any of our four large stockholders who collectively owned approximately 29% of our publicly traded Class A common stock as of December 31, 2025;
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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Cybersecurity Risk Management

As part of our overall risk management system, we have established certain procedures to assess, identify, and manage material risks from cybersecurity threats. Our cybersecurity risk management system is designed to align with industry best practices, including with the National Institute of Standards & Technology’s Cyber Security Framework (“NIST”) and other applicable industry standards, provide a framework for handling cybersecurity threats and incidents, and facilitate coordination across different departments of our company. As part of this system, we have a formally documented information security management program and conduct regular tabletop exercises that include participation from executive officers. In addition, we engage consultants and other third parties who are experts in the cybersecurity risk management field to review and provide testing services as well as general incident management services. These engagements directly contribute to industry certifications and attestations that demonstrate our dedication to protecting the data that we are entrusted with by customers. Our Governance, Risk, and Compliance team within the information security management program oversees and identifies material cybersecurity risks associated with our use of these third-party service providers through a formal vendor security risk management program.

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

Management Governance Disclosure

Our senior management team, which includes our Chief Information Security Officer, or CISO, is responsible for identifying, assessing, and managing material risks from cybersecurity threats, as well as for establishing processes to ensure such risks are monitored and mitigated, with the CISO taking the lead on such matters. Our CISO, who joined Appian in May 2021, brings over 20 years’ experience in security and compliance initiatives, including experience in the software-as-a-service and platform-as-a-service cloud industries. We have documented the framework and process for when and by whom senior management is informed and when such information will be reported to the other parties in our Incident Response Guide, which is regularly reviewed and updated by the information security team.

Item 2. Properties.

As of December 31, 2025, our corporate headquarters occupies approximately 300,000 square feet in McLean, Virginia under an operating lease that expires in October 2031. Approximately 32,000 square feet of headquarters space is subleased. We also lease space in Australia, Italy, India, Spain, and the United Kingdom under operating lease agreements with various expiration dates through 2030. In addition, we utilize flexible workspaces depending on the occupancy needs in each of the countries we operate in. We believe our facilities are suitable and adequate to meet our needs.

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

Defendant Youyong Zou has satisfied the judgment of $5,000 (plus interest) against him in lieu of appealing that judgment. On September 15, 2022, Pegasystems filed a notice of appeal to the Court of Appeals of Virginia. On July 30, 2024, the Court of Appeals of Virginia issued a decision reversing the judgment against Pegasystems and remanding for a new trial. The decision rejected Pegasystems’ argument that Appian had not presented evidence that trade secrets were misappropriated but reversed the judgment on the basis of evidentiary and damages rulings made by the trial court. On August 29, 2024, Appian submitted a petition to the Supreme Court of Virginia seeking to reverse the Court of Appeals decision and reinstate the full judgment against Pegasystems. Pegasystems filed an opposition to the petition and cross-issues for appeal on October 21, 2024. Appian’s petition was heard on February 11, 2025. On January 6, 2026, the Supreme Court of Virginia issued an opinion affirming the opinion rendered by the Court of Appeals on both sides and remanding the case for a retrial. The timeline for any further appeals or any retrial will be in the control of the courts of Virginia.

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

As of February 17, 2026, there were 15 holders of record of our Class A common stock and 28 holders of record of our Class B common stock. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

The following graph shows a comparison from December 31, 2020 through December 31, 2025, of the cumulative five year total return for an investment of $100 in our Class A common stock, the Nasdaq Global Market Composite Index, and the Nasdaq Computer Index. Data for the Nasdaq Global Market Composite Index and the Nasdaq Computer Index assume reinvestment of any dividends. The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.
Comparison of Cumulative Five Year Total Return
Among Appian Corporation, the Nasdaq Global Market Composite Index, and the Nasdaq Computer Index

$300.00
$250.00
$200.00
$150.00
$100.00
$50.00
$—
12/20
12/21
12/22
12/23
12/24
12/25
Appian Corporation
Nasdaq Global Market Composite
Nasdaq Computer

	As of December 31,
	2020	2021	2022	2023	2024	2025
Appian Corporation	$100.00	$40.23	$20.09	$23.23	$20.23	$21.85
Nasdaq Global Market Composite	$100.00	$84.84	$46.95	$49.97	$53.93	$52.41
Nasdaq Computer	$100.00	$137.86	$88.54	$147.39	$203.26	$258.44

Purchase of Equity Securities by the Issuer and Affiliated Purchases

	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased under the plan (2)
October 1 to October 31, 2025	6,406	$30.39	6,406	723,518
November 1 to November 30, 2025	7,077	$29.46	7,077	716,441
December 1 to December 31, 2025	5,026	$39.33	5,026	711,415
Total	18,509	$32.46	18,509	711,415
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

Overview

Appian provides process automation technology. For over 25 years, our highly reliable and scalable platform has been leveraged by large enterprises and governments. Combining leading edge process orchestration, automation, and intelligence, we provide everything an organization needs to design, automate, and optimize critical processes, facilitating continuous adaptation in changing environments.

We have generated the majority of our revenue from sales of subscriptions, which include (1) cloud subscriptions bundled with maintenance and support and hosting services and (2) license subscriptions, and (3) maintenance and support for license subscriptions. Our subscription contracts are priced based on the number of users who access and utilize the applications built on our platform, non-user-based single application licenses, or consumption-based pricing. Our subscription contract terms generally vary from one to three years with most providing for payment in advance on an annual, quarterly, or monthly basis.

We have invested in our professional services organization to help ensure customers are able to build and deploy applications on our platform. We also have several strategic partnerships, including with Accenture, Capgemini, Deloitte, Indra Group, KPMG, and PwC, which allow them to refer customers to us in order to purchase software subscriptions. Our partners then provide professional services directly to the customers using our software. Additionally, they often go to market with their own pre-built solutions using our platform, delivering software license revenue to us. We intend to continue to invest in both our professional services group and strategic partnerships to drive increased adoption of our platform. We believe our investment in professional services, including strategic partners building their practices around Appian, will drive increased adoption of our platform.

Our customers primarily include financial services, government, life sciences, insurance, manufacturing, energy, healthcare, telecommunications, and transportation organizations. Generally, our sales team targets its efforts to organizations with over 2,000 employees and $2.0 billion in annual revenue. Revenue from U.S. federal government agencies represented 25.3%, 23.9%, and 21.3% of our total revenue in 2025, 2024, and 2023, respectively. No single end-customer accounted for more than 10% of our total revenue in 2025, 2024, and 2023.

We offer our platform globally. Our platform supports multiple languages to facilitate collaboration and address challenges in multinational organizations. In 2025, 2024, and 2023, 37.6%, 36.6%, and 35.8%, respectively, of our total revenue was generated from customers outside of the United States. As of December 31, 2025, we operated in 16 countries. We believe we have a significant opportunity to continue to grow our international footprint, and we are investing in new geographies, including through investment in direct and indirect sales channels, professional services, and customer support and implementation partners.

We have experienced strong revenue growth, with revenue of $726.9 million, $617.0 million, and $545.4 million in 2025, 2024, and 2023, respectively. Our subscriptions revenue was $576.5 million, $490.6 million, and $412.3 million in 2025, 2024, and 2023, respectively, and includes sales of our cloud subscriptions, license subscriptions, and maintenance and support. Our cloud subscriptions revenue was $437.4 million, $368.0 million, and $304.5 million in 2025, 2024, and 2023, respectively.

We have invested in developing our platform, expanding our sales and marketing and research and development capabilities, and providing general and administrative resources to support our growth. In 2025, we recorded net income of $1.2 million while in 2024 and 2023, we incurred net losses of $92.3 million and $111.4 million, respectively. Furthermore, in 2025 and 2024, cash provided by operations was $62.9 million and $6.9 million, respectively, while cash used by operations totaled $110.4 million in 2023. We intend to continue to invest in our business to take advantage of our market opportunity.

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

Key Factors Affecting Our Performance

The following are several key factors that affect our performance:

•Market Adoption of Our Platform - Our ability to grow our customer base and drive market adoption of our platform is affected by the pace at which organizations automate processes. We expect our revenue growth will be primarily driven by the pace of adoption and penetration of our platform. We offer a leading process automation platform and intend to continue to invest to expand our customer base. The degree to which prospective customers recognize the need for our software platform and its ability to enable their organizations to automate processes, and subsequently allocate budget dollars to purchase our software, will drive our ability to acquire new customers and increase sales to existing customers, which, in turn, will affect our future financial performance.
•Growth of Our Customer Base - We believe we have a substantial opportunity to grow our customer base. We have invested, and intend to continue to invest, in our sales team in order to drive sales to new customers. We continue to make investments to enhance the expertise of our sales and marketing organization within our key industry verticals of financial services, government, life sciences, insurance, and manufacturing. In 2025, we generated approximately 80% of our subscriptions revenue from customers in these verticals. In addition, we have established relationships with strategic partners who work with organizations undergoing process automations. Our ability to continue to grow our customer base is dependent, in part, upon our ability to differentiate ourselves within the increasingly competitive markets in which we participate.
•Further Penetration of Existing Customers - Our sales team seeks to generate additional revenue from existing customers by adding new users or application licenses. In addition, we encourage our customers to upgrade to higher service tiers in order to take advantage of incremental functionality. We offer three service tiers ranging from a standard package with entry level features to our premium offering that includes access to features such as process mining and full AI integration. Many of our customers begin by building a single application and then grow to build dozens of applications on our platform. Generally, the development of new applications on our platform results in the expansion of our user base within an organization and a corresponding increase in revenue. As a result of this “land and expand” strategy, we have generated significant additional revenue from our customer base. Our ability to increase sales to existing customers will depend on a number of factors, including the size of our sales and professional services teams, customers’ level of satisfaction with our platform and professional services, pricing, economic conditions, and our customers’ overall spending levels.
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

Seasonality

We have historically experienced seasonality in terms of when we enter into agreements with customers. We typically enter into a significantly higher percentage of agreements with new customers, as well as renewal agreements with existing customers, in the fourth quarter. The increase in customer agreements for the fourth quarter is attributable to large enterprise account-buying patterns typical in the software industry. Furthermore, we usually enter into a significant portion of agreements with customers during the last month of each quarter and often the last two weeks of each quarter. However, we recognize the majority of our subscriptions revenue ratably over the terms of our subscription agreements. As a result, a substantial portion of the subscriptions revenue we report in each period will be derived from the recognition of deferred revenue relating to agreements entered into during previous periods. Consequently, an increase or decline in new sales or renewals in any one period may not be immediately reflected in our revenue results for that period. Such changes, however, will affect our revenue in future periods. Accordingly, the effect of significant downturns in sales, the market acceptance of our platform, or potential changes in our rate of renewals may not be fully reflected in our results of operations until future periods.

While we will continue to recognize the majority of our subscriptions revenue ratably over the terms of our subscription agreements, we may experience greater variability and reduced comparability of our quarterly revenue and results with respect to the timing and nature of our license subscription agreements due to the upfront revenue recognition. See Note 3 to the consolidated financial statements for further details on our revenue recognition policies.

Key Metrics

We monitor the following metrics to help us measure and evaluate the effectiveness of our operations. All dollar amounts are presented in thousands.

Cloud Subscriptions Revenue

	Year Ended December 31,
	2025	2024	2023
Cloud subscriptions revenue	$437,361	$368,030	$304,481

Cloud subscriptions revenue includes cloud subscriptions bundled with maintenance and support and hosting services. In 2025, 2024, and 2023, 75.9%, 75.0%, and 73.8%, respectively, of subscriptions revenue was cloud subscriptions revenue. Our cloud subscriptions revenue for any customer is primarily determined by the number of users who access and utilize the applications built on our platform or by the number of application licenses purchased, as well as the price paid. We believe increasing cloud subscriptions revenue is an indicator of the demand for our platform, the pace at which the market for our solutions is growing, the productivity of our sales team and strategic relationships in growing our customer base, and our ability to further penetrate our existing customer base.

Cloud Net Annualized Recurring Revenue (“ARR”) Expansion

	Year Ended December 31,
	2025	2024	2023
Cloud net ARR expansion	114%	113%	116%

Commencing in 2025, we are replacing our previously reported cloud subscriptions revenue retention rate with a new key metric called cloud net ARR expansion. We believe cloud net ARR expansion provides better real-time insight into the growth of our existing customer base and is more indicative of our success in the renewal and expansion of cloud subscription agreements with existing customers.

To calculate this metric, we define ARR on a customer level as monthly recurring cloud subscriptions revenue multiplied by 12. We then compare the period-end ARR of the previous year’s customer cohort to their ARR at the end of the current period. The cloud net ARR expansion represents the ratio between these two periods. Note for purposes of the calculation, a customer is defined pursuant to our updated methodology, and the calculation is performed on a constant currency basis.

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

Our revenue is comprised of the following:

Subscriptions

Subscriptions revenue is primarily derived from cloud subscriptions bundled with maintenance and support and hosting services, license subscriptions, and maintenance and support for license subscriptions. Our maintenance and support agreements provide customers with the right to unspecified software upgrades, maintenance releases and patches released during the term of the maintenance and support agreement on a when-and-if-available basis, and rights to technical support. License subscriptions are offered when the customer prefers to self-manage the deployment of our platform within their own infrastructure. When our platform is delivered as a cloud subscription, we manage operational needs in third-party hosted data centers.

Professional Services

Our professional services revenue is comprised of fees for consulting services, including application development, deployment assistance, and training related to our platform.

Cost of Revenue

Subscriptions

Cost of subscriptions revenue consists primarily of fees paid to our third-party managed hosting providers and other third-party service providers, personnel costs, including payroll and benefits for our technology operations, customer support and information security teams, amortization of acquired technology, and allocated overhead costs. We expect cost of revenue to continue to increase in absolute dollars for the foreseeable future as our customer base grows.

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

Gross Profit and Gross Margin

Gross profit and gross margin (defined as gross profit as a percentage of total revenue), have been, and will continue to be, affected by various factors, including the mix of cloud subscriptions and license subscriptions, the mix of total subscriptions revenue and professional services revenue, subscription pricing, the costs associated with third-party hosting providers, and the extent to which we expand or reduce our professional services to support future changes in our growth. Our gross margin may fluctuate from period to period based on the aforementioned factors.

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

Professional Services Gross Margin

Professional services gross margin is affected by the growth in our professional services revenue as compared to the growth in, and timing of, the costs of our professional services organization as we continue to invest in the growth of our business as well as by consultant utilization rates. Professional services gross margin is also impacted by the amount of services performed by subcontractors and partners as opposed to internal resources. The professional services margins are subject to fluctuation based on the factors discussed above.

Operating Expenses

Operating expenses consist of sales and marketing, research and development, and general and administrative expenses. Personnel-related costs such as salaries, bonuses, commissions, payroll tax payments, and stock-based compensation expense are the most significant components of each of these expense categories. Other components of each category include professional fees for third-party services such as legal, software development resources, contractors, and cloud computing services. In addition, operating expenses include allocated overhead costs, which are primarily comprised of facility costs such as rent, employee medical benefits, employee relations expense, and information technology costs.

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

We expect sales and marketing expense to increase in absolute dollars as we continue to invest in acquiring new customers, further expand usage of our platform within our existing customer base, and broaden our efforts to build on our brand reputation as well as increase market awareness of our platform.

Research and Development Expense

Research and development expense consists primarily of personnel costs for our employees who develop and enhance our platform, including salaries, bonuses, stock-based compensation, and other personnel costs. Also included are non-personnel costs such as subcontracting, consulting, professional fees to third party development resources, cloud computing and software expenses, and allocated overhead costs.

Our research and development efforts are focused on enhancing the capabilities, speed, and power of our software platform. In 2022, we opened a new product development center in India. Although we expect research and development expense to continue to increase in absolute dollars, as such costs are critical to maintain and improve the quality of applications and our competitive position, we believe our product development center will result in cost savings over time.

General and Administrative Expense

General and administrative expense consists primarily of personnel costs, including salaries, bonuses, stock-based compensation, and other personnel costs for our administrative, legal, human resources, finance, and accounting teams as well as our senior executives. Additional expenses included in this category are non-personnel costs such as travel-related expenses, information security costs related to the protection of our internal systems, contracting and professional fees for such services as audits, taxation, and legal, insurance and other corporate expenses, including allocated overhead costs, and bad debt expenses.

Other Non-Operating (Income) Expense

Other (Income) Expense, Net

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

Results of Operations

The following table sets forth our consolidated statements of operations (in thousands):

	Year Ended December 31,
	2025	2024	2023

Revenue
Subscriptions	$576,462	$490,568	$412,337
Professional services	150,475	126,454	133,026
Total revenue	726,937	617,022	545,363
Cost of revenue
Subscriptions	83,988	65,680	54,900
Professional services	115,611	102,560	105,442
Total cost of revenue(1)	199,599	168,240	160,342
Gross profit	527,338	448,782	385,021
Operating expenses
Sales and marketing	241,186	238,454	249,968
Research and development	172,188	163,400	160,420
General and administrative	113,355	107,781	82,606
Total operating expenses (1)	526,729	509,635	492,994
Operating income (loss)	609	(60,853)	(107,973)
Other non-operating (income) expense
Other (income) expense, net	(26,685)	6,773	(17,603)
Interest expense	20,850	23,582	17,862
Total other non-operating (income) expense	(5,835)	30,355	259
Income (loss) before income taxes	6,444	(91,208)	(108,232)
Income tax expense	5,211	1,054	3,209
Net income (loss)	$1,233	$(92,262)	$(111,441)
(1) Certain prior period operating expenses have been reclassified to conform to the current period presentation. These changes have been reflected in the table above as well as within our results from operation discussion below. For further information, refer to Note 2 of our consolidated financial statements.

The following table sets forth our consolidated statements of operations data expressed as a percentage of total revenue:

	Year Ended December 31,
	2025	2024	2023
Revenue
Subscriptions	79.3%	79.5%	75.6%
Professional services	20.7	20.5	24.4
Total revenue	100.0	100.0	100.0
Cost of revenue
Subscriptions	11.6	10.6	10.1
Professional services	15.9	16.6	19.3
Total cost of revenue*	27.5	27.3	29.4
Gross profit	72.5	72.7	70.6
Operating expenses
Sales and marketing	33.2	38.6	45.8
Research and development	23.7	26.5	29.4
General and administrative	15.6	17.5	15.1
Total operating expenses*	72.5	82.6	90.4
Operating income (loss)	—	(9.9)	(19.8)
Other non-operating (income) expense
Other (income) expense, net	(3.7)	1.1	(3.2)
Interest expense	2.9	3.8	3.3
Total other non-operating (income) expense	(0.8)	4.9	0.1
Income (loss) before income taxes*	0.9	(14.8)	(19.9)
Income tax expense	0.7	0.2	0.6
Net income (loss)	0.2%	(15.0)%	(20.5)%
* Totals may not foot due to rounding.

Year Ended December 31, 2025 Compared to the Year Ended December 31, 2024

Revenue

	Year Ended December 31,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Revenue:
Subscriptions	$576,462	$490,568	$85,894	17.5%
Professional services	150,475	126,454	24,021	19.0%
Total revenue	$726,937	$617,022	$109,915	17.8%

Total revenue increased $109.9 million, or 17.8%, in 2025 compared to 2024 due to an increase in our subscriptions revenue of $85.9 million and a $24.0 million increase in our professional services revenue. The increase in subscriptions revenue was driven by a $69.3 million increase in cloud subscriptions revenue, a $13.7 million increase in license subscriptions revenue, and a $2.9 million increase in maintenance and support revenue. With respect to new versus existing customers, $77.0 million of the increase in subscriptions revenue was derived from expanded deployments and corresponding sales of additional subscriptions to existing customers while $8.9 million was driven from sales of subscriptions to new customers. The increase in professional services revenue was due to a $12.9 million increase in revenue from existing customers and an $11.1 million increase in sales to new customers.

Cost of Revenue

	Year Ended December 31,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Cost of revenue:
Subscriptions	$83,988	$65,680	$18,308	27.9%
Professional services	115,611	102,560	13,051	12.7%
Total cost of revenue	$199,599	$168,240	$31,359	18.6%
Gross profit:
Subscriptions	492,474	424,888
Professional services	34,864	23,894
Total gross profit	527,338	448,782
Subscriptions gross margin	85.4%	86.6%
Professional services gross margin	23.2%	18.9%
Total gross margin	72.5%	72.7%

Cost of revenue increased $31.4 million, or 18.6%, in 2025 compared to 2024, primarily due to a $13.0 million increase in hosting costs, an $8.3 million increase in contractor costs, and a $7.1 million increase in professional services and product support personnel costs. Hosting costs increased due to an increase in sales of our cloud offering during 2025. Contractor costs increased in 2025 compared to 2024 due to an increase in the usage of subcontractors for professional service engagements. Professional services and product support personnel costs increased due to an 11.5% increase in headcount and a $5.0 million increase in bonus expense from December 31, 2024 to December 31, 2025, both of which were partially offset by a $1.1 million decrease in severance costs.

Sales and Marketing Expense

	Year Ended December 31,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$241,186	$238,454	$2,732	1.1%
% of revenue	33.2%	38.6%

Sales and marketing expense increased $2.7 million, or 1.1%, in 2025 compared to 2024, primarily due to a $2.8 million increase in marketing costs, a $1.9 million increase in sales and marketing personnel costs, and a $1.7 million increase in travel and entertainment expenses. These increases were partially offset by a $1.7 million decrease in cloud computing costs. Marketing costs increased due to higher spending on marketing materials and advertising, both of which were partially offset by lower spending on marketing events. Although sales and marketing headcount was flat, personnel costs increased due to a $4.0 million increase in sales commissions and a $2.4 million increase in bonus expense. Travel and entertainment expenses increased due to increases in airfare and lodging associated with a higher number of in-person events and engagements relative to the prior year.

Research and Development Expense

	Year Ended December 31,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Research and development	$172,188	$163,400	$8,788	5.4%
% of revenue	23.7%	26.5%

Research and development expense increased $8.8 million, or 5.4%, in 2025 compared to 2024, primarily due to a $5.7 million increase in personnel costs and a $1.3 million increase in cloud computing costs. Although research and development headcount was relatively flat from December 31, 2024 to December 31, 2025, personnel costs increased due to a $4.8 million increase in bonus expense and a $0.3 million increase in stock compensation expense.

General and Administrative Expense

	Year Ended December 31,
	2025	2024	$ Change	% Change
	(dollars in thousands)
General and administrative expense	$113,355	$107,781	$5,574	5.2%
% of revenue	15.6%	17.5%

General and administrative expense increased $5.6 million, or 5.2%, in 2025 compared to 2024, primarily due to a $5.6 million increase in professional fees and a $5.0 million increase in general and administrative personnel costs. These increases were partially offset by a $3.7 million decrease in insurance expense and a $3.5 million decrease in rent expense. The increase in professional fees was the result of a net $5.8 million increase in legal fees associated with our litigation against Pegasystems. Personnel costs increased largely due to an 11.0% increase in general and administrative headcount from December 31, 2024 to December 31, 2025, a $1.8 million increase in bonus expense, and a $2.3 million increase in stock compensation expense. Insurance expense decreased due to a $3.3 million decline in amortization expense related to our judgment preservation insurance policy due to a change in the estimated amortization period. Rent expense decreased due to $5.5 million of lease impairment charges in 2024 as compared to $0.8 million of lease impairment charges in 2025.

Other (Income) Expense, Net

	Year Ended December 31,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Other (income) expense, net	$(26,685)	$6,773	$(33,458)	***
% of revenue	(3.7)%	1.1%
*** Indicates a percentage change that is not meaningful

Other income, net was $26.7 million in 2025 compared to other expense, net of $6.8 million in 2024. There were $19.8 million in foreign exchange gains in 2025 compared to $16.8 million in foreign exchange losses in 2024. This increase was partially offset by a $3.2 million decrease in other income related to a non-recurring local government incentive payment and short-swing profit disgorgement payments to us from a public stockholder of our Class A common stock that were both recognized in the prior year.

Interest Expense

	Year Ended December 31,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Interest expense	$20,850	$23,582	$(2,732)	(11.6)%
% of revenue	2.9%	3.8%

Interest expense decreased $2.7 million in 2025 as compared to the corresponding period in 2024, primarily due to a lower effective interest rate and lower outstanding principal compared to the prior year period.

Income Tax Expense

	Year Ended December 31,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Income tax expense	$5,211	$1,054	$4,157	***
% of revenue	0.7%	0.2%

Income tax expense increased by $4.2 million in 2025 as compared to the corresponding period in 2024. This change was primarily driven by increased pre-tax book income in certain international subsidiaries in 2025. The change in pre-tax book income was primarily attributable to increases in unrealized foreign exchange gains.

Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023

For a discussion and analysis of changes in financial condition and results of operations for the year ended December 31, 2024 as compared to the year ended December 31, 2023, refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on February 19, 2025.

Backlog

Backlog represents non-cancellable future amounts to be recognized under cloud and license subscription agreements and is representative of our remaining performance obligations. As of December 31, 2025 and 2024, we had backlog of $661.8 million and $546.0 million, respectively. Approximately 33% of our backlog as of December 31, 2025 is not expected to be recognized in 2026. Additionally, we expect backlog to continue to increase in absolute dollars as we continue to increase the number of cloud agreements we enter into. However, the amount of backlog relative to the total value of our contracts can change from quarter to quarter and year to year for several reasons, including the specific timing and duration of cloud and license subscription agreements with large customers, the specific timing of customer renewals, changes in customer financial circumstances, and foreign currency fluctuations. Additionally, we often sign multiple-year subscription agreements, and backlog may vary based on changes in the average non-cancellable term of our cloud and license subscription agreements.

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

Our non-GAAP financial performance measures include the following: non-GAAP subscriptions cost of revenue, non-GAAP professional services cost of revenue, non-GAAP total cost of revenue, non-GAAP total operating expense, non-GAAP operating income (loss), non-GAAP income tax expense, non-GAAP net income (loss), and non-GAAP net income (loss) per share, basic and diluted. These non-GAAP financial performance measures exclude the effect of stock-based compensation expense, unrealized foreign exchange rate gains and losses, certain non-ordinary litigation-related expenses consisting of legal and other professional fees associated with the Pegasystems cases (net of insurance reimbursements), or Litigation Expense, amortization of the judgment preservation insurance policy, or JPI Amortization, severance costs related to involuntary reductions in our workforce, or Severance Costs, lease impairments and lease-related charges associated with actions taken to reduce the footprint of our leased office spaces, or Lease Impairment and Lease-Related Charges, and a short-swing profit disgorgement paid to us by an investor, or Short-Swing Profit Payment. While some of these items may be recurring in nature and should not be disregarded in the evaluation of our earnings performance, it is useful to exclude such items when analyzing current results and trends compared to other periods as these items can vary significantly from period to period depending on specific underlying transactions or events that may occur. Therefore, while we may incur or recognize these types of expenses in the future, we believe removing these items for purposes of calculating our non-GAAP financial measures provides investors with a more focused presentation of our ongoing operating performance.

We also discuss adjusted EBITDA, a non-GAAP financial performance measure we believe offers a useful view of the overall operation of our business. We define adjusted EBITDA as net income (loss) before (1) other (income) expense, net, (2) interest expense, (3) income tax expense, (4) depreciation expense and amortization of intangible assets, (5) stock-based compensation expense, (6) Litigation Expense, (7) JPI Amortization, (8) Severance Costs, and (9) Lease Impairment and Lease-Related Charges. The most directly comparable GAAP financial measure to adjusted EBITDA is net income (loss). Users should consider the limitations of using adjusted EBITDA, including the fact this measure does not provide a complete depiction of our operating performance. Adjusted EBITDA is not intended to purport to be an alternative to net income (loss) as a measure of operating performance or to cash flows from operating activities as a measure of liquidity.

The presentation of these non-GAAP financial measures is not intended to be considered in isolation from, as a substitute for, or superior to the financial information prepared and presented in accordance with GAAP, and our non-GAAP measures may be different from non-GAAP measures used by other companies.

The following tables reconcile our non-GAAP measures to their nearest comparable GAAP measures (in thousands, except per share data):

	GAAP Measure	Stock-Based Compensation	Litigation Expense	JPI Amortization	Lease Impairment and Lease-Related Charges	Unrealized Foreign Exchange Rate Gains and Losses	Non-GAAP Measure
Year Ended December 31, 2025
Subscriptions cost of revenue	$83,988	$(1,810)	$—	$—	$—	$—	$82,178
Professional services cost of revenue	115,611	(5,787)	—	—	—	—	109,824
Total cost of revenue	199,599	(7,597)	—	—	—	—	192,002
Sales and marketing expense	241,186	(8,434)	—	—	—	—	232,752
Research and development expense	172,188	(12,407)	—	—	—	—	159,781
General and administrative expense	113,355	(13,102)	(10,407)	(12,508)	(2,032)	—	75,306
Total operating expense	526,729	(33,943)	(10,407)	(12,508)	(2,032)	—	467,839
Operating income	609	41,540	10,407	12,508	2,032	—	67,096
Non-operating (income) expense	(5,835)	—	—	—	—	21,939	16,104
Income tax impact of above items	5,211	1,308	—	—	—	(1,114)	5,405
Net income (loss)	1,233	40,232	10,407	12,508	2,032	(20,825)	45,587
Net income (loss) per share, basic	$0.02	$0.54	$0.14	$0.17	$0.03	$(0.28)	$0.62
Net income (loss) per share, diluted(a),(b)	$0.02	$0.54	$0.14	$0.17	$0.03	$(0.28)	$0.61
(a) Accounts for the impact of 0.6 million shares of dilutive securities.
(b) Per share amounts do not foot due to rounding.

	GAAP Measure	Stock-Based Compensation	Litigation Expense	JPI Amortization	Severance Costs	Lease Impairment and Lease-Related Charges	Short-Swing Profit Payment	Unrealized Foreign Exchange Rate Gains and Losses	Non-GAAP Measure
Year Ended December 31, 2024
Subscriptions cost of revenue	$65,680	$(1,638)	$—	$—	$—	$—	$—	$—	$64,042
Professional services cost of revenue	102,560	(5,925)	—	—	(1,398)	—	—	—	95,237
Total cost of revenue	168,240	(7,563)	—	—	(1,398)	—	—	—	159,279
Sales and marketing expense	238,454	(8,526)	—	—	(3,937)	—	—	—	225,991
Research and development expense	163,400	(12,077)	—	—	(5)	—	—	—	151,318
General and administrative expense	107,781	(10,879)	(4,602)	(15,795)	(194)	(6,104)	—	—	70,207
Total operating expense	509,635	(31,482)	(4,602)	(15,795)	(4,136)	(6,104)	—	—	447,516
Operating (loss) income	(60,853)	39,045	4,602	15,795	5,534	6,104	—	—	10,227
Non-operating expense (income)	30,355	—	—	—	—		1,799	(16,697)	15,457
Income tax impact of above items	1,054	1,499	—	—	1,096	—	—	479	4,128
Net (loss) income	(92,262)	37,546	4,602	15,795	4,438	6,104	(1,799)	16,218	(9,358)
Net (loss) income per share, basic and diluted	$(1.26)	$0.51	$0.06	$0.22	$0.06	$0.08	$(0.02)	$0.22	$(0.13)

	GAAP Measure	Stock-Based Compensation	Litigation Expense	JPI Amortization	Severance Costs	Unrealized Foreign Exchange Rate Gains and Losses	Non-GAAP Measure
Year Ended December 31, 2023
Subscriptions cost of revenue	$54,900	$(1,690)	$—	$—	$(30)	$—	$53,180
Professional services cost of revenue	105,442	(6,354)	—	—	(158)	—	98,930
Total cost of revenue	160,342	(8,044)	—	—	(188)	—	152,110
Sales and marketing expense	249,968	(11,247)	—	—	(4,737)	—	233,984
Research and development expense	160,420	(12,864)	—	—	(1,022)	—	146,534
General and administrative expense	82,606	(11,232)	2,064	(6,038)	(352)	—	67,048
Total operating expense	492,994	(35,343)	2,064	(6,038)	(6,111)	—	447,566
Operating (loss) income	(107,973)	43,387	(2,064)	6,038	6,299	—	(54,313)
Non-operating expense (income)	259	—	—	—	—	12,267	12,526
Income tax impact of above items	3,209	1,302	—	—	139	(812)	3,838
Net (loss) income	(111,441)	42,085	(2,064)	6,038	6,160	(11,455)	(70,677)
Net (loss) income per share, basic and diluted	$(1.52)	$0.58	$(0.03)	$0.08	$0.08	$(0.16)	$(0.97)

The following table reconciles GAAP net income (loss) to adjusted EBITDA for the years ended December 31, 2025, 2024, and 2023 (in thousands):

	Year Ended December 31,
	2025	2024	2023
GAAP net income (loss)	$1,233	$(92,262)	$(111,441)
Other (income) expense, net	(26,685)	6,773	(17,603)
Interest expense	20,850	23,582	17,862
Income tax expense	5,211	1,054	3,209
Depreciation expense and amortization of intangible assets	9,706	10,030	9,473
Stock-based compensation expense	41,540	39,045	43,387
Litigation Expense	10,407	4,602	(2,064)
JPI Amortization	12,508	15,795	6,038
Severance Costs	—	5,534	6,299
Lease Impairment and Lease-Related Charges	2,032	6,104	—
Adjusted EBITDA	$76,802	$20,257	$(44,840)

Liquidity and Capital Resources

The following table presents selected financial information and statistics pertaining to liquidity and capital resources as of December 31, 2025 and 2024 (in thousands):

	As of December 31,
	2025	2024
Cash and cash equivalents	$135,810	$118,552
Short-term investments and marketable securities	51,415	41,308
Property and equipment, net	32,087	37,109
Working capital	67,317	80,787

We believe our existing cash and cash equivalents and short-term investments and marketable securities, together with any positive cash flows from operations and available borrowings under our revolving credit facility, will be sufficient to support working capital and capital expenditure requirements for at least the next twelve months.

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

In 2023, we entered into a Judgment Preservation Insurance policy in connection with our $2.036 billion judgment against Pegasystems. See Note 13 to the consolidated financial statements for additional details. The total cost of the policy was $57.3 million, which we paid with cash on hand.

Over the past two years, we have also initiated several share repurchase programs as follows:

•In February 2024, our Board of Directors authorized a share repurchase program, under which we repurchased approximately 1.3 million shares of our common stock for approximately $50.0 million during the first quarter of 2024.

•In May 2025, our Board of Directors authorized a second program to repurchase up to $10.0 million of our common stock from May 2025 to December 2025. In the second quarter of 2025, we repurchased 0.3 million shares of our common stock for approximately $10.0 million.

•In August 2025, our Board of Directors authorized a third program to repurchase up to $10.0 million of our common stock from August 2025 to August 2027. In the third quarter of 2025, we repurchased 0.3 million shares of our common stock for approximately $10.0 million.

•In February 2026, our Board of Directors authorized a program to repurchase up to $50.0 million of our common stock from February 2026 through February 2028.

Outside of the above items and cash used by operations, other uses of cash in 2025 to date have included capital expenditures related to the expansion of new leased facilities and principal repayments of our term loan debt.

Furthermore, we have a non-cancellable cloud hosting arrangement with Amazon Web Services that contains provisions for minimum purchase commitments. Specifically, purchase commitments under the agreement total $220.0 million over five years. The agreement, which was originated in July 2021 and amended in October 2024, currently contains minimum annual spending requirements of $44.0 million from November 2024 to October 2029. Spending under this agreement for the years ended December 31, 2025, 2024, and 2023 totaled $53.3 million, $41.2 million, and $36.6 million, respectively. We expect to meet our minimum annual spending requirement during the term of the arrangement.

Historical Cash Flows

	Year Ended December 31,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Beginning cash and cash equivalents	$118,552	$149,351	$(30,799)	(20.6)%
Operating activities:
Net income (loss)	1,233	(92,262)	93,495	***
Stock-based compensation and other non-cash adjustments	31,776	72,732	(40,956)	(56.3)
Changes in working capital	29,865	26,408	3,457	13.1
Net cash provided by operating activities	62,874	6,878	55,996	***

Investing activities:
Net cash used by investing activities	(12,826)	(35,390)	22,564	(63.8)

Financing activities:
Net cash used by financing activities	(36,278)	(258)	(36,020)	***

Effect of exchange rates	3,488	(2,029)	5,517	***
Net increase (decrease) in cash and cash equivalents	17,258	(30,799)	48,057	***
Ending cash and cash equivalents	$135,810	$118,552	$17,258	14.6%
*** Indicates a percentage that is not meaningful.

Operating Activities

Net cash provided by operating activities was $62.9 million for 2025 as compared to $6.9 million for 2024. The increase in net cash provided by operating activities was primarily driven by increased cash collections stemming from strong contract bookings in fourth quarter of 2024 and throughout 2025, as well as our continuing cost management activities.

Investing Activities

Net cash used by investing activities was $12.8 million for 2025 as compared to $35.4 million in net cash used by investing activities for 2024. This change was primarily driven by an increase of $32.5 million in proceeds from the maturity of investments, partially offset by a $10.4 million increase in purchases of short-term investments.

Financing Activities

Net cash used by financing activities was $36.3 million for 2025 as compared to $0.3 million in net cash used by financing activities for 2024. The increase in net cash used by financing activities was primarily due to a $50.0 million decrease in proceeds from borrowings and a $13.3 million decrease in proceeds received from the exercise of stock options which were partially offset by a $30.0 million decrease in repurchases of common stock, and a $3.8 million increase in debt repayments.

For a discussion and analysis of net cash used by or provided by operating, investing, and financing activities for the year ended December 31, 2023, refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on February 19, 2025.

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

We believe the following accounting estimates embedded in our revenue recognition involve judgment and complexity. Accordingly, we believe the estimates included in our revenue recognition accounting are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations. This commentary should be read in conjunction with our consolidated financial statements and the remainder of this Form 10-K.

Revenue Recognition

We generate subscriptions revenue primarily through the sale of cloud subscriptions bundled with maintenance and support and hosting services, license subscriptions, and maintenance and support for license subscriptions. We generate professional services revenue from fees for our consulting services, including application development and deployment assistance and training related to our platform. Significant judgments and estimates inherent in our revenue recognition are as follows:

Determining the Transaction Price

The transaction price, or the amount of consideration we expect to be entitled to receive in exchange for transferring services to our customers, includes both fixed and variable components. The variable components of our contracts, which have been nominal to date, include performance penalties, extended payment terms or implied price concessions, and warranty refunds. Variable consideration is included in the transaction price to the extent it is probable a significant reversal will not occur and is subject to subsequent true-up adjustments, although such true-up adjustments are not expected to be material.

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

1.Cloud subscriptions - Given the highly variable selling price of our cloud subscriptions and the related maintenance and support, we establish the SSP of our cloud subscriptions using a residual approach after first determining the SSP of consulting and training services.
2.License subscriptions - Given the highly variable selling price of our license subscriptions, we have established the SSP of license subscriptions using a residual approach after first determining the SSP of the related maintenance and support. Maintenance and support for license subscriptions is sold on a standalone basis with renewals of our legacy perpetual software licenses and within a narrow range of the net license fee, resulting in a defined economic relationship existing between the license and maintenance and support.
3.Maintenance and support - We establish the SSP of maintenance and support for license subscriptions as a percentage of the stated net subscription fee based on observable pricing of maintenance and support renewals from our legacy perpetual software licenses.
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

Interest Rate Risk

We had cash and cash equivalents of $135.8 million as of December 31, 2025, which consisted of investments in money market funds, cash in readily available checking accounts, and overnight repurchase investments.

In addition, as of December 31, 2025, we held $51.4 million of fixed income securities such as U.S. treasury bonds, commercial paper, and corporate bonds. These securities are subject to market risk due to fluctuations in interest rates, which may affect our interest income and the fair value of our investments. We classify investments as available-for-sale, including those with stated maturities beyond 12 months. As such, no gains or losses due to changes in interest rates are recognized in our consolidated statements of operations unless such securities are sold prior to maturity or due to expected credit losses. A hypothetical 100 basis point change in interest rates would not have had a material effect on the fair market value of our investment portfolio as of December 31, 2025. To date, fluctuations in interest income have also not been significant. Our investments are made for the purpose of preserving capital, fulfilling liquidity needs, and maximizing total return. We do not enter into investments for trading or speculative purposes.

As of December 31, 2025, we had outstanding principal debt of $240.8 million, which carries interest as defined in our Credit Agreement. Refer to Note 8 of the consolidated financial statements for additional details. We assessed our exposure to changes in interest rates by analyzing sensitivity to our operating results assuming various changes in market interest rates. A hypothetical increase of one percentage point in the interest rate as of December 31, 2025 would increase our interest expense by approximately $2.4 million annually.

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

Foreign Currency Exchange Risk

Our reporting currency is the U.S. dollar. Due to our international operations, we have foreign currency risks related to revenue and operating expenses denominated in currencies other than the U.S. dollar, primarily the British pound sterling, Euro, Australian dollar, and Swiss franc. Our sales contracts are primarily denominated in the local currency of the customer making the purchase. In addition, portions of operating expenses are incurred outside the United States and are denominated in foreign currencies. An increase in the relative value of the U.S. dollar to other currencies will negatively affect revenue and other operating results as expressed in U.S. dollars. Based on a sensitivity analysis, a 10% change in the foreign currency exchange rates for the year ended December 31, 2025 would have impacted our total revenue by approximately $25.0 million and net income by approximately $3.7 million. This calculation assumes all currencies change in the same direction and proportion relative to the U.S. dollar.

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

Shareholders and Board of Directors
Appian Corporation
McLean, Virginia

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Appian Corporation (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 19, 2026 expressed an unqualified opinion thereon.

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

Revenue Recognition for Multiple Performance Obligations

As discussed in Note 3 to the consolidated financial statements, certain of the Company's revenue contracts contain multiple performance obligations that might include cloud subscriptions, license subscriptions, maintenance and support and professional services. The Company accounts for individual products and services separately if they are capable of being distinct and are distinct within the context of the contract. In such cases, the transaction price is allocated to the distinct performance obligations based on their relative standalone selling price, which either is the observable price at which the Company sells the product or service separately, or estimated standalone selling price using a residual approach in the absence of observable pricing. Revenue is recognized when control of the distinct performance obligation is transferred.

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
February 19, 2026

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Appian Corporation
McLean, Virginia

Opinion on Internal Control over Financial Reporting

We have audited Appian Corporation’s (the “Company’s”) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and our report dated February 19, 2026 expressed an unqualified opinion thereon.

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

/s/ BDO USA, P.C.

McLean, Virginia
February 19, 2026

APPIAN CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	As of December 31,
	2025	2024
Assets
Current assets
Cash and cash equivalents	$135,810	$118,552
Short-term investments and marketable securities	51,415	41,308
Accounts receivable, net of allowance of $3,362 and $3,396, respectively	255,063	195,069
Deferred commissions, current	35,166	36,630
Prepaid expenses and other current assets	41,970	43,984
Total current assets	519,424	435,543
Property and equipment, net of accumulated depreciation of $40,747 and $32,142, respectively	32,087	37,109
Goodwill	28,811	25,555
Intangible assets, net of accumulated amortization of $7,301 and $5,341, respectively	1,246	2,240
Right-of-use assets for operating leases	28,075	31,081
Deferred commissions, net of current portion	65,199	60,540
Deferred tax assets	4,850	4,129
Other assets	11,703	24,842
Total assets	$691,395	$621,039
Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$6,655	$4,322
Accrued expenses	18,483	11,388
Accrued compensation and related benefits	61,781	34,223
Deferred revenue	341,281	281,760
Debt	9,598	9,598
Operating lease liabilities	13,181	12,378
Other current liabilities	1,128	1,087
Total current liabilities	452,107	354,756
Long-term debt	231,228	240,826
Non-current operating lease liabilities	45,693	52,189
Deferred revenue, non-current	8,962	5,477
Other non-current liabilities	398	431
Total liabilities	738,388	653,679
Commitments and contingent liabilities (see Note 13)
Stockholders’ deficit
Class A common stock—par value $0.0001; 500,000,000 shares authorized as of December 31, 2025 and 2024 and 43,408,828 and 42,938,701 shares issued as of December 31, 2025 and 2024, respectively	4	4
Class B common stock—par value $0.0001; 100,000,000 shares authorized as of December 31, 2025 and 2024 and 31,088,085 and 31,090,085 shares issued as of December 31, 2025 and 2024, respectively	3	3
Treasury stock at cost, 542,288 shares as of December 31, 2025	(16,935)	—
Additional paid-in capital	617,318	591,281
Accumulated other comprehensive loss	(36,462)	(11,774)
Accumulated deficit	(610,921)	(612,154)
Total stockholders’ deficit	(46,993)	(32,640)
Total liabilities and stockholders’ deficit	$691,395	$621,039

The accompanying notes are an integral part of these consolidated financial statements.

APPIAN CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2025	2024	2023
Revenue
Subscriptions	$576,462	$490,568	$412,337
Professional services	150,475	126,454	133,026
Total revenue	726,937	617,022	545,363
Cost of revenue
Subscriptions	83,988	65,680	54,900
Professional services	115,611	102,560	105,442
Total cost of revenue	199,599	168,240	160,342
Gross profit	527,338	448,782	385,021
Operating expenses
Sales and marketing	241,186	238,454	249,968
Research and development	172,188	163,400	160,420
General and administrative	113,355	107,781	82,606
Total operating expenses	526,729	509,635	492,994
Operating income (loss)	609	(60,853)	(107,973)
Other non-operating (income) expense
Other (income) expense, net	(26,685)	6,773	(17,603)
Interest expense	20,850	23,582	17,862
Total other non-operating (income) expense	(5,835)	30,355	259
Income (loss) before income taxes	6,444	(91,208)	(108,232)
Income tax expense	5,211	1,054	3,209
Net income (loss)	$1,233	$(92,262)	$(111,441)
Earnings (loss) per Class A and Class B share:
Basic	$0.02	$(1.26)	$(1.52)
Diluted	$0.02	$(1.26)	$(1.52)
Weighted average common shares outstanding:
Basic	74,049	72,988	73,102
Diluted	74,649	72,988	73,102

The accompanying notes are an integral part of these consolidated financial statements.

APPIAN CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Net income (loss)	$1,233	$(92,262)	$(111,441)
Comprehensive loss, net of income taxes
Foreign currency translation adjustments	(24,672)	11,718	(16,326)
Unrealized (losses) gains on available-for-sale securities	(16)	63	17
Other comprehensive loss, net of income taxes	$(23,455)	$(80,481)	$(127,750)

The accompanying notes are an integral part of these consolidated financial statements.

APPIAN CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total Stockholders' Equity (Deficit)

	Shares	Amount
Balance December 31, 2022	72,817,887	$7	$561,390	$(7,246)	$(408,451)	$—	$145,700
Net loss	—	—	—	—	(111,441)	—	(111,441)
Issuance of common stock to directors	19,687	—	—	—	—	—	—
Vesting of restricted stock units	430,582	—	(9,748)	—	—	—	(9,748)
Exercise of stock options	98,610	—	752	—	—	—	752
Stock-based compensation expense	—	—	43,387	—	—	—	43,387
Other comprehensive loss	—	—	—	(16,309)	—	—	(16,309)
Balance December 31, 2023	73,366,766	7	595,781	(23,555)	(519,892)	—	52,341
Net loss	—	—	—	—	(92,262)	—	(92,262)
Issuance of common stock to directors	20,216	—	(369)	—	—	369	—
Vesting of restricted stock units	418,899	—	(13,533)	—	—	5,546	(7,987)
Exercise of stock options	1,543,436	—	(29,643)	—	—	44,104	14,461
Repurchase of common stock	(1,320,531)	—	—	—	—	(50,019)	(50,019)
Stock-based compensation expense	—	—	39,045	—	—	—	39,045
Other comprehensive income	—	—	—	11,781	—	—	11,781
Balance December 31, 2024	74,028,786	7	591,281	(11,774)	(612,154)	—	(32,640)
Net income	—	—	—	—	1,233	—	1,233
Issuance of common stock to directors	22,829	—	—	—	—	—	—
Vesting of restricted stock units	434,940	—	(10,441)	—	—	3,045	(7,396)
Exercise of stock options	107,821	—	1,098	—	—	20	1,118
Repurchase of common stock	(639,751)	—	—	—	—	(20,000)	(20,000)
Stock-based compensation expense	—	—	35,380	—	—	—	35,380
Other comprehensive loss	—	—	—	(24,688)	—	—	(24,688)
Balance December 31, 2025	73,954,625	$7	$617,318	$(36,462)	$(610,921)	$(16,935)	$(46,993)

The accompanying notes are an integral part of these consolidated financial statements.

APPIAN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income (loss)	$1,233	$(92,262)	$(111,441)
Adjustments to reconcile net income (loss) to net cash provided by (used by) operating activities:
Stock-based compensation	41,540	39,045	43,387
Depreciation expense and amortization of intangible assets	9,706	10,030	9,473
Lease impairment charges	779	5,462	—
Bad debt expense	1,232	1,760	1,091
Amortization of debt issuance costs	600	589	444
Benefit for deferred income taxes	(349)	(899)	(1,541)
Foreign currency transaction losses (gains), net	(21,732)	16,745	(12,263)
Changes in assets and liabilities:
Accounts receivable	(51,673)	(28,353)	(1,868)
Prepaid expenses and other assets	15,316	16,551	(54,753)
Deferred commissions	(3,195)	(3,144)	(8,043)
Accounts payable and accrued expenses	9,269	(871)	(1,394)
Accrued compensation and related benefits	19,993	(2,947)	(3,157)
Other current and non-current liabilities	(3,489)	(1,478)	(1,134)
Deferred revenue	47,200	49,309	28,668
Operating lease assets and liabilities	(3,556)	(2,659)	2,089
Net cash provided by (used by) operating activities	62,874	6,878	(110,442)
Cash flows from investing activities:
Proceeds from maturities of investments	52,540	20,038	91,670
Purchases of investments	(62,048)	(51,630)	(53,443)
Purchases of property and equipment	(3,318)	(3,798)	(9,637)
Net cash (used by) provided by investing activities	(12,826)	(35,390)	28,590
Cash flows from financing activities:
Proceeds from borrowings	—	50,000	92,000
Payments for debt issuance costs	—	(463)	(276)
Debt repayments	(10,000)	(6,250)	(3,563)
Repurchase of common stock	(20,000)	(50,019)	—
Payments for employee taxes related to the net share settlement of equity awards	(7,396)	(7,987)	(9,748)
Proceeds from exercise of common stock options	1,118	14,461	752
Net cash (used by) provided by financing activities	(36,278)	(258)	79,165
Effect of foreign exchange rate changes on cash and cash equivalents	3,488	(2,029)	1,657
Net increase (decrease) in cash and cash equivalents	17,258	(30,799)	(1,030)
Cash and cash equivalents at beginning of period	118,552	149,351	150,381
Cash and cash equivalents at end of period	$135,810	$118,552	$149,351

Supplemental cash flow information:
Cash paid for interest	$19,644	$22,574	$16,906
Cash paid for income taxes	$5,120	$3,334	$3,999
Supplemental non-cash investing and financing information:
Accrued capital expenditures	$87	$155	$654
The accompanying notes are an integral part of these consolidated financial statements.

APPIAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business

Appian Corporation (together with its subsidiaries, “Appian,” the “Company,” “we,” or “our”) provides process automation technology. For over 25 years, our highly reliable and scalable platform has been leveraged by large enterprises and governments. Combining leading edge process orchestration and intelligence, we provide everything an organization needs to design, automate, and optimize critical processes, facilitating continuous adaptation in changing environments.

We are headquartered in McLean, Virginia and operate in the United States, and internationally including Australia, Canada, France, Germany, India, Italy, Japan, Mexico, the Netherlands, Portugal, Singapore, Spain, Sweden, Switzerland, and the United Kingdom.

2. Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements and footnotes include the accounts of Appian and its wholly-owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). All intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications

For the year ended December 31, 2025, the Company reclassified certain information technology, cybersecurity and facility operating expenses from general and administrative expenses to cost of revenue, research and development, and sales and marketing expense. Prior year amounts have been reclassified to conform to the current period presentation. The revised presentation did not result in any changes to previously reported revenues, operating income (loss), income (loss) before income taxes, net income (loss), or earnings (loss) per share.

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

Significant estimates embedded in the consolidated financial statements include, but are not limited to, revenue recognition, income taxes and the related valuation allowance established against deferred tax assets, the amortization period of deferred commissions, the amortization period of the cost to obtain the judgment preservation insurance policy (as discussed in Note 13), and stock-based compensation.

Revenue Recognition

Refer to Note 3 for a detailed discussion on specific revenue recognition principles related to our major revenue streams.

APPIAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Concentration of Credit and Customer Risk

Our financial instruments exposed to concentration of credit and customer risk consist primarily of cash, cash equivalents, accounts receivable, and short-term investments and marketable securities. Deposits held with banks may exceed the amount of insurance provided on such deposits; however, we believe the financial institutions holding our cash deposits are financially sound and, accordingly, minimal credit risk exists with respect to these balances.

With regard to our customers, credit evaluation and account monitoring procedures are used to minimize the risk of loss. Revenue generated from U.S. federal government agencies was 25.3%, 23.9%, and 21.3% of total revenue for the years ended December 31, 2025, 2024, and 2023, respectively. The top three U.S. federal government agencies generated 3.9%, 4.0%, and 4.2% of our revenue for the years ended December 31, 2025, 2024, and 2023, respectively. Additionally, 37.6%, 36.6%, and 35.8% of our revenue during the years ended December 31, 2025, 2024, and 2023, respectively, was generated from international customers.

No single customer accounted for more than 10% of our total revenue during the years ended December 31, 2025, 2024, and 2023. As of December 31, 2025 and 2024, we had one reseller whose accounts receivable balance comprised 13.4% and 17.5% of total accounts receivable, respectively.

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

Activity in the allowance for doubtful accounts was as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Beginning balance	$3,396	$2,606	$2,125
Additions: Charged to costs and expenses	1,232	1,760	1,091
Deductions: Write-offs, net of recoveries	(1,266)	(970)	(610)
Ending balance	$3,362	$3,396	$2,606

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

Amortization associated with deferred commissions is recorded to sales and marketing expense in our consolidated statements of operations. The following table summarizes the activity of costs to obtain a contract with a customer for the years ended December 31, 2025, and 2024 (in thousands):

	Year Ended December 31,
	2025	2024
Beginning balance	$97,170	$94,025
Additional contract costs deferred	48,197	44,770
Amortization of deferred contract costs	(45,002)	(41,625)
Ending balance	$100,365	$97,170

Commission expense was $54.4 million, $50.4 million, and $46.8 million for the years ended December 31, 2025, 2024, and 2023, respectively.

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

APPIAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

In 2025, our qualitative assessment concluded the fair value of our reporting unit is more likely than not higher than its carrying value. Therefore, we did not perform a quantitative assessment. No goodwill impairment was identified in the years ended December 31, 2025, 2024, and 2023.

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

Basic and Diluted Income or Loss per Common Share

We compute net income or loss per common share using the two-class method required for multiple classes of common stock and participating securities. The rights, including the liquidation and dividend rights, of the Class A common stock and Class B common stock are substantially identical, other than voting and conversion rights. Accordingly, the Class A common stock and Class B common stock share equally in our net income or losses.

Basic net income or loss per common share is computed by dividing net income or loss by the weighted-average number of shares of common shares outstanding during the period. Diluted net income per common share is computed similar to basic, except the weighted average number of common shares outstanding is increased to include additional outstanding shares from the assumed exercise of stock options and vesting of RSUs, if dilutive. The dilutive effect, if any, of convertible shares is calculated using the treasury stock method. For periods where we reported net losses all outstanding shares would be considered antidilutive if they were assumed to be vested or exercised.

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

APPIAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Gains and losses on foreign currency transactions are recognized in the accompanying consolidated statements of operations as a component of ‘Other (income) expense, net’. Gains and losses from transactions denominated in foreign currencies resulted in net transaction gains of $19.8 million, net transaction losses of $16.8 million, and net transaction gains of $8.7 million for the years ended December 31, 2025, 2024, and 2023, respectively.

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

Severance Costs

Severance costs related to benefits provided in accordance with mutually understood and ongoing agreements are recognized when an obligation has been incurred, it is probable the benefits will be paid, and the amount to be paid can be reasonably estimated. No severance costs were incurred related to an involuntary reduction in our workforce for the year ended December 31, 2025. Severance costs totaled $5.5 million and $6.3 million for the years ended December 31, 2024 and 2023, respectively.

Advertising Expenses

We expense advertising costs as they are incurred. Advertising expenses were $4.4 million, $3.9 million, and $4.2 million for the years ended December 31, 2025, 2024, and 2023, respectively.

Treasury Stock

APPIAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Recent Accounting Pronouncements

Adopted

In December 2023, the FASB issued ASU 2023-09, Income Tax (Topic 740): Improvement to Income Tax Disclosures, which requires public companies to disclose, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, all entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. The ASU only impacted our disclosures with no impact to our results of operations, cash flows, and financial condition. Refer to Note 9 for our disclosure.

Not Yet Adopted

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient allowing companies to assume the conditions at the balance sheet date remain unchanged over the life of the asset when estimating expected credit losses for current classified accounts receivable and contract assets. The new guidance will be effective for our annual and interim period reporting beginning in fiscal year 2026 on a prospective basis. We are currently evaluating the impact this standard will have on our financial statement presentation and disclosures.

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

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270) Narrow-Scope Improvements, which is intended to improve the navigability of the guidance in ASC 270 - Interim Reporting and clarify when it applies. Under the amendments, an entity is subject to ASC 270 if it provides interim financial statements and notes in accordance with GAAP. ASU 2025-11 also addresses the form and content of such financial statements, interim disclosure requirements, and establishes a principle under which we must disclose events since the end of the last annual reporting period that have a material impact on the entity. The new guidance will be effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. We are currently evaluating the impact this standard will have on our financial statement presentation and disclosures.

APPIAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
3. Revenue

Revenue Recognition

We generate subscriptions revenue primarily through the sale of cloud subscriptions bundled with maintenance and support and hosting services, license subscriptions, and maintenance and support for license subscriptions. We generate professional services revenue from fees for our consulting services, including application development and deployment assistance as well as training related to our platform.

The following table summarizes revenue recorded during the years ended December 31, 2025, 2024, and 2023 (in thousands):

	Year Ended December 31,
	2025	2024	2023
Cloud subscriptions	$437,361	$368,030	$304,481
License subscriptions	105,849	92,188	82,282
Maintenance and support	33,252	30,350	25,574
Total subscriptions	576,462	490,568	412,337
Professional services	150,475	126,454	133,026
Total revenue	$726,937	$617,022	$545,363

Performance Obligations and Timing of Revenue Recognition

We primarily sell products and services that fall into the categories discussed below. Each category contains one or more performance obligations that are either (1) capable of being distinct (i.e., the customer can benefit from the product or service on its own or together with readily available resources, including those purchased separately from us) and distinct within the context of the contract (i.e., separately identified from other promises in the contract) or (2) a series of distinct products or services that are substantially the same and have the same pattern of transfer to the customer. Our license subscriptions are delivered at a point in time while our cloud subscriptions, maintenance and support, and professional services are delivered over time.

Subscriptions Revenue

Subscriptions revenue is primarily related to (1) cloud subscriptions bundled with maintenance and support and hosting services and (2) license subscriptions, and (3) maintenance and support for license subscriptions. We generally charge subscription fees on a per-user basis or through non-user-based single application licenses. We bill customers and collect payment for subscriptions to our platform in advance on an annual, quarterly, or monthly basis. In certain instances, our customers have paid their entire contract up front.

Cloud Subscriptions

We generate cloud-based subscriptions revenue primarily from the sales of subscriptions to access our cloud offering, together with related support services to our customers. We perform all required maintenance and support for our cloud offering, and the related revenue is reported as a component of cloud subscriptions revenue. Cloud subscriptions revenue is recognized on a ratable basis over the contract term beginning on the later of the date service is made available to the customer or the commencement of the contract term. Our cloud-based subscription contracts generally have a term of one to three years in length. We bill customers and collect payment for subscriptions to our platform in advance, and they are non-cancellable.

License Subscriptions

Our license subscriptions revenue is derived from customers with on-premises installations of our platform and customers with legacy perpetual licenses. The majority of our license contracts are one year in length. Although

APPIAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
license subscriptions are sold with maintenance and support, the software is fully functional at the beginning of the subscription and is considered a distinct performance obligation. If a cloud-based subscription includes the right for the customer to take possession of the license, the revenue is treated as a license. Revenue from license subscriptions is recognized when control of the software license has transferred to the customer, which is the later of delivery or commencement of the contract term.

Maintenance and Support

Maintenance and support for license subscriptions include both technical support and when-and-if-available upgrades, which are treated as a single performance obligation as they are considered a series of distinct services that are substantially the same and have the same duration and measure of progress. Revenue from maintenance and support is recognized ratably over the contract period, which is the period over which the customer has continuous access to maintenance and support.

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

Significant Judgments and Estimates

Determining the Transaction Price

The transaction price is the total amount of consideration we expect to receive in exchange for the service offerings in a contract and may include both fixed and variable components. Variable consideration is included in the transaction price to the extent it is probable a significant reversal will not occur. The amount of variable consideration excluded from the transaction price for the years ended December 31, 2025, 2024, and 2023 was immaterial. Our estimates of variable consideration are also subject to subsequent true-up adjustments and may result in changes to transaction prices; however, such true-up adjustments are not expected to be material.

APPIAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Allocating the Transaction Price Based on Standalone Selling Prices (“SSP”)

We allocate the transaction price to each performance obligation in a contract based on its relative SSP. The SSP is the observable price at which we sell the product or service separately. In the absence of observable pricing, we estimate SSP using the residual approach. We establish SSP as follows:

1.Cloud subscriptions - Given the highly variable selling price of our cloud subscriptions and the related maintenance and support, we establish the SSP using a residual approach after first determining the SSP of consulting and training services. We have concluded the residual approach to estimating the SSP of our cloud subscriptions is an appropriate allocation of the transaction price.

2.License subscriptions - Given the highly variable selling price of our license subscriptions, we have established the SSP of license subscriptions using a residual approach after first determining the SSP of the related maintenance and support. Maintenance and support for license subscriptions is sold on a standalone basis in conjunction with renewals of our legacy perpetual software licenses and within a narrow range of the net license fee. Because an economic relationship exists between the license and maintenance and support, we have concluded the residual approach to estimating the SSP of license subscriptions is an appropriate allocation of the transaction price.

3.Maintenance and support - We establish the SSP of maintenance and support for license subscriptions as a percentage of the stated net subscription fee based on observable pricing of maintenance and support renewals from our legacy perpetual software licenses.

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

The following table sets forth contract asset and contract liability balances as of December 31, 2025, 2024, and 2023 (in thousands):

	As of December 31,
	2025	2024	2023
Contract assets, current*	$10,877	$12,933	$12,052
Contract assets, non-current*	208	643	915
Total contract assets	$11,085	$13,576	$12,967

Deferred revenue, current	$341,281	$281,760	$235,992
Deferred revenue, non-current	8,962	5,477	4,700
Total contract liabilities	$350,243	$287,237	$240,692
* Current and non-current contract assets are reported as components of the ‘Prepaid expenses and other current assets’ and ‘Other assets’ line items, respectively, in our consolidated balance sheets.

APPIAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Revenue recognized from amounts included in contract liabilities at the beginning of the period totaled $281.7 million, $234.5 million, and $196.5 million for the years ended December 31, 2025, 2024, and 2023, respectively.

Transaction Price Allocated to the Remaining Performance Obligations

As of December 31, 2025, we had an aggregate transaction price of $661.8 million allocated to unsatisfied performance obligations. We expect to recognize $446.7 million of this balance as revenue over the next 12 months with the remaining amount recognized thereafter.

4. Leases

As of December 31, 2025, our lease portfolio consists entirely of operating leases for corporate offices. Our operating leases have remaining lease terms with various expiration dates through 2031, and some leases include options to extend the term for up to an additional 10 years.

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

Lease Costs

Expense for operating leases is recognized on a straight-line basis over the lease term as an operating expense. We have lease agreements which require payments for lease and non-lease components (i.e., common area maintenance) that are accounted for as a single lease component. Variable lease payment amounts that cannot be determined at the commencement of the lease such as maintenance costs, utilities, and service charges are not included in ROU assets or operating lease liabilities but rather are expensed as incurred and recorded as variable lease expense. We often receive customary incentives from our landlords such as tenant improvement allowances (“TIAs”) and rent abatement periods, which effectively reduce total lease payments owed for the leases.

APPIAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the components of lease expense for the years ended December 31, 2025, 2024, and 2023 (in thousands, exclusive of sublease income):

	Year Ended December 31,
	2025	2024	2023
Operating lease cost	$9,582	$9,519	$9,056
Short-term lease cost	994	1,513	1,444
Variable lease cost	5,968	5,238	4,230
Total	$16,544	$16,270	$14,730

Sublease income totaled $1.2 million, $1.3 million, and $1.3 million for the years ended December 31, 2025, 2024, and 2023 respectively.

Lease Impairment Charges

In 2024, we initiated actions to reduce the footprint of our leased office spaces. For the year ended December 31, 2024, we recorded non-cash lease impairment charges of $5.5 million within general and administrative expenses in our consolidated statements of operations related to two separate floors within our corporate headquarters facility. The non-cash lease impairment charges represented the amount the carrying value of the two asset groups exceeded their estimated fair values. The fair values of the two asset groups were measured using discounted cash flow models based on market rents and sublease incomes projected over the remaining lease terms.

During the year ended December 31, 2025, we recognized an incremental $0.8 million lease impairment charge related to one of the floors within our corporate headquarters that we ceased use of during 2024. The impairment charge represents the amount the carrying value of the underlying asset exceeded its estimated fair value, which was determined by utilizing a discounted cash flow approach that incorporated lower than previously expected sublease income assumptions based on current market conditions.

No impairment charges were incurred during the year ended December 31, 2023.

Supplemental Lease Information

Supplemental balance sheet information related to operating leases as of December 31, 2025 and 2024 is presented in the following table (in thousands, except for lease term and discount rate):

	As of December 31,
	2025	2024
Right-of-use assets for operating leases	$28,075	$31,081

Operating lease liabilities, current	$13,181	$12,378
Operating lease liabilities, net of current portion	45,693	52,189
Total operating lease liabilities	$58,874	$64,567

Weighted average remaining lease term (in years)	5.5	6.5

Weighted average discount rate	9.4%	9.4%

APPIAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental cash flow and expense information related to operating leases for the years ended December 31, 2025, 2024, and 2023 is shown below (in thousands):

	Year Ended December 31,
	2025	2024	2023

Operating cash outflows for operating leases	$13,167	$12,179	$8,865

Amortization of operating lease ROU assets	3,800	3,179	2,676
Interest expense on operating lease liabilities	5,782	6,340	6,380

No tenant improvement allowance reimbursements were received during the years ended December 31, 2025 and 2024. For the year ended December 31, 2023, TIA reimbursements totaled $2.6 million.

A summary of our future minimum lease commitments under non-cancellable operating leases as of December 31, 2025 is shown below (in thousands):

Year Ended December 31,
2026	$13,808
2027	13,996
2028	12,871
2029	12,411
2030	12,364
Thereafter	10,543
Total lease payments	75,993
Less: imputed interest	(17,119)
Total	$58,874

5. Goodwill and Intangible Assets

The following table details the changes in goodwill during the fiscal years ended December 31, 2025 and 2024 (in thousands):

Carrying Amount
Balance as of December 31, 2023	$27,106
Foreign currency translation adjustments	(1,551)
Balance as of December 31, 2024	25,555
Foreign currency translation adjustments	3,256
Balance as of December 31, 2025	$28,811

APPIAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Intangible assets, net consisted of the following as of December 31, 2025 and 2024 (in thousands):

	As of December 31,
	2025	2024
Developed technology	$7,537	$6,685
Customer relationships	1,010	896
Intangible assets, gross	8,547	7,581
Less: accumulated amortization	(7,301)	(5,341)
Intangible assets, net	$1,246	$2,240

Intangible amortization expense was $1.2 million for the year ended December 31, 2025 and $1.5 million for each of the years ended December 31, 2024 and 2023. As of December 31, 2025, the weighted average remaining amortization periods for developed technology and customer relationships were approximately 0.7 years and 5.3 years, respectively.

The following table shows the projected annual amortization expense related to amortizable intangible assets as of December 31, 2025 (in thousands):

Year Ended December 31,
2026	$823
2027	101
2028	101
2029	101
2030	74
Thereafter	46
Total projected amortization expense	$1,246

6. Property and Equipment, net

Property and equipment, net consisted of the following as of December 31, 2025 and 2024 (in thousands):

	As of December 31,
	2025	2024
Leasehold improvements	$55,465	$54,088
Office furniture and fixtures	4,616	4,445
Computer software and hardware	10,504	9,363
Internally developed software	1,341	545
Equipment	218	191
Work in process	690	619
Property and equipment, gross	72,834	69,251
Less: Accumulated depreciation	(40,747)	(32,142)
Property and equipment, net	$32,087	$37,109

Depreciation expense totaled $8.5 million, $8.5 million, and $8.0 million for the years ended December 31, 2025, 2024, and 2023, respectively. We had no disposals or retirements during the year ended December 31, 2025. We disposed of $1.3 million and $1.4 million worth of fully depreciated property and equipment during the years ended December 31, 2024 and 2023, respectively.

APPIAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
7. Accrued Expenses

Accrued expenses consisted of the following as of December 31, 2025 and 2024 (in thousands):

	As of December 31,
	2025	2024
Hosting costs and license fees	$6,570	$3,715
Contract labor costs	2,600	1,043
Taxes payable	1,953	1,285
Audit and tax services	1,818	1,029
Legal costs	1,438	289
Reimbursable employee expenses	1,123	1,569
Marketing and tradeshow expenses	892	1,728
Capital expenditures	—	66
Other accrued expenses	2,089	664
Total accrued expenses	$18,483	$11,388

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

Under the agreement, we may elect whether amounts drawn bear interest on the outstanding principal amount at a rate per annum equal to either (a) the higher of the Prime rate or the Federal Funds Effective rate (“Base Rate”) plus 0.5% or (b) the forward-looking term rate based on the secured overnight financing rate (“Term SOFR”). An additional interest rate margin is added to the elected interest rate. During the first three years of the Credit Agreement, the additional interest rate margin ranges from 1.5% to 2.5% in the case of Base Rate advances or from 2.5% to 3.5% in the case of Term SOFR advances, depending on our debt to recurring revenue leverage ratio (as defined in the Credit Agreement). During the final two years of the Credit Agreement, the interest rate margin ranges from 0.5% to 2.5% in the case of Base Rate advances and from 1.5% to 3.5% in the case of Term SOFR advances, depending on our debt to consolidated adjusted EBITDA leverage ratio (as defined in the Credit Agreement).

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

APPIAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes outstanding debt balances as of December 31, 2025 and 2024 (in thousands):

	As of December 31,
	2025	2024
Borrowings under revolving credit facility	$62,000	$62,000
Secured term loan facility	179,563	189,563
Less: Debt issuance costs(1)	(737)	(1,139)
Total debt, net of debt issuance costs	$240,826	$250,424

Debt, current	$9,598	$9,598
Long-term debt	231,228	240,826
Total debt	$240,826	$250,424
(1) Deferred debt issuance costs associated with the term loan facility are recorded net of the debt obligation and amortized to interest expense over the term of the Credit Agreement.

The following table summarizes the annual maturities of the principal amount of total debt due as of December 31, 2025 (in thousands):

Year Ended December 31,
2026	$10,000
2027	231,563
Total	$241,563

As of December 31, 2025, we were in compliance with all covenants contained in the Credit Agreement. In addition, we had $62.0 million outstanding under our $100.0 million revolving credit facility, and we had outstanding letters of credit totaling $14.7 million in connection with securing leased office spaces.

9. Income Taxes

For the years ended December 31, 2025, 2024, and 2023, our income (loss) before income taxes was comprised of the following (in thousands):

	Year Ended December 31,
	2025	2024	2023
Domestic	$(17,496)	$(55,183)	$(89,925)
Foreign	23,940	(36,025)	(18,307)
Total	$6,444	$(91,208)	$(108,232)

APPIAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2025, 2024, and 2023, our income tax expense was comprised of the following (in thousands):

	Year Ended December 31,
	2025	2024	2023
Current:
Federal	$22	$(10)	$34
State	171	149	223
Foreign	5,360	1,864	4,523
Total current expense	5,553	2,003	4,780
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	(342)	(949)	(1,571)
Total deferred benefit	(342)	(949)	(1,571)
Total income tax expense	$5,211	$1,054	$3,209

For the year ended December 31, 2025, the provision for income taxes differs from the amount computed by applying the federal statutory income tax rates to our income before the provision for income taxes as follows:

	Year Ended December 31, 2025
	Total	%
U.S. federal statutory tax rate	$1,353	21.0%
State income taxes, net of federal income tax effect(1)	171	2.7
Foreign tax effects
Switzerland
Statutory income tax rate differential	(1,193)	(18.5)
Net operating loss expiration	2,185	33.9
Unrealized currency translation gain	1,873	29.1
Changes in valuation allowances	(5,039)	(78.2)
Other	199	3.1
Other foreign jurisdictions	2,008	31.2
Effect of cross-border tax laws
Global intangible low-taxed income	(2,283)	(35.4)
Other	33	0.5
Tax credits
Research & development tax credits	(3,991)	(61.9)
Changes in valuation allowances	5,937	92.1
Non-taxable or Non-deductible Items
Share-based compensation	2,999	46.5
Other	937	14.5
Changes to unrecognized tax benefits	22	0.3
Total tax provision and effective tax rate	$5,211	80.9%
(1) State taxes in Texas primarily make up this category. The largest state by apportionment percentage is Virginia.

APPIAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2024 and 2023, the provision for income taxes differs from the amount computed by applying the federal statutory income tax rates to our income before the provision for income taxes as follows:

	Percentage of Pretax Earnings
	2024	2023
U.S. federal statutory tax rate	21.0%	21.0%
State tax expense	4.3	3.8
Foreign rate differential	(4.0)	(3.1)
Nondeductible expenses	(1.0)	(0.7)
Foreign tax expense	0.1	(0.4)
Equity compensation	3.7	(2.4)
Tax credits	7.3	9.5
Unrecognized tax benefits	(1.5)	(1.8)
Global intangible low-taxed income	(3.0)	—
Change in tax rate	0.8	(0.9)
Other	(0.5)	0.2
Return to provision	3.3	—
Deferred adjustments	(1.4)	(3.0)
Change in valuation allowance	(30.3)	(25.2)
Total	(1.2)%	(3.0)%

The 2025 effective tax rate of 80.9% is detailed in the above table. The effective tax rate is driven by jurisdictional profitability mix; specifically, tax losses in the U.S. and Switzerland provided no tax benefit, while profits in other international jurisdictions remained subject to tax. In 2024, the effective tax rate of (1.2)% included $27.6 million of tax expense attributable to the change in the valuation allowances in the United States and Switzerland, partially offset by $6.7 million of favorable tax benefits for research credits. In 2023, the effective tax rate of (3.0)% included $27.3 million of tax expense attributable to the change in the valuation allowances in the United States and Switzerland, partially offset by $10.3 million of favorable tax benefits for research credits.

APPIAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Deferred tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amount of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
As of December 31, 2025 and 2024, significant components of our deferred tax assets and liabilities were as follows (in thousands):

	As of December 31,
	2025	2024
Deferred tax assets:
Net operating losses	$114,153	$107,170
Tax credits	39,002	34,885
Deferred revenue	310	521
Equity compensation	5,024	3,994
Lease liabilities	16,138	17,465
Accrued compensation	5,864	3,225
Bad debt	598	502
Other accrued expense	663	318
Capitalized research and development costs	36,186	45,820
Other	3,855	4,033
Gross deferred tax assets	221,793	217,933
Less: Valuation allowance	(191,198)	(187,969)
Total deferred tax assets	30,595	29,964

Deferred tax liabilities:
Prepaid expenses	(11,518)	(13,298)
Right-of-use assets	(7,809)	(8,406)
Depreciation	(2,363)	(3,245)
Intangible assets	(380)	(688)
Other	(3,675)	(198)
Total deferred tax liabilities	(25,745)	(25,835)
Net deferred tax assets	$4,850	$4,129

As of December 31, 2025 and 2024, we had $325.6 million and $287.5 million, respectively, of gross net operating loss (“NOL”) carryforwards for U.S. federal tax purposes. U.S. federal NOL carryforwards in the gross amount of $23.5 million and generated prior to 2018 will expire, if unused, in 2037. Under the Tax Cuts and Jobs Act of 2017 (the “TCJA”), as modified by the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), federal NOL carryforwards generated in tax years beginning after December 31, 2017 may be carried forward indefinitely. As of December 31, 2025, we had $302.1 million of gross NOL carryforwards generated after 2017 for U.S. federal tax purposes, which may be used to offset up to 80% of our taxable income annually.

Section 382 of the Internal Revenue Code limits the utilization of NOL carryforwards when ownership changes occur, as defined by that section. A number of states have similar laws that limit utilization of state NOL carryforwards when ownership changes occur. We have performed an analysis of our Section 382 ownership changes and determined all U.S. federal and state NOL carryforwards are available for use as of December 31, 2025.

As of December 31, 2025 and 2024, we had $36.5 million and $32.5 million, respectively, of U.S. federal tax credit carryforwards which will expire, if unused, between 2031 and 2045.

As of December 31, 2025 and 2024, we had U.S. gross state NOL carryforwards of $325.6 million and $297.5 million, respectively. We had tax-effected state NOL carryforwards of $17.1 million and $17.8 million as of

APPIAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025 and 2024, respectively. The rules regarding carryforwards vary from state to state, and the ability to utilize NOLs varies based on timing and amount. The majority of state NOL carryforwards generated prior to 2018 will expire, if unused, in 2037. Due to the TCJA, certain state NOL carryforwards generated after 2017 have an indefinite carryforward period.

As of December 31, 2025 and 2024, we had foreign gross NOL carryforwards of $231.6 million and $230.1 million, respectively, primarily attributable to our subsidiary in Switzerland. We had tax-effected foreign NOL carryforwards of $28.7 million and $29.0 million as of December 31, 2025 and 2024, respectively. In 2025, $3.0 million of tax-effected Swiss NOLs expired related to the 2018 tax year. An additional portion of those NOL carryforwards will expire each year, if unused, between 2026 and 2032.

As of December 31, 2025 and 2024 we had a total valuation allowance of $191.2 million and $188.0 million, respectively. The following table summarizes the activity related to our valuation allowances for the years ended December 31, 2025, 2024, and 2023 (in thousands):

	Year Ended December 31,
	2025	2024	2023
Beginning balance	$187,969	$161,966	$132,581
Charged to expense	(437)	27,605	27,267
Foreign currency translation adjustments	3,666	(1,602)	2,118
Deductions from reserve	—	—	—
Ending balance	$191,198	$187,969	$161,966

As of December 31, 2025, we continued to maintain a full valuation allowance against U.S. deferred tax assets based on our cumulative operating results as of December 31, 2025, three-year cumulative loss, and an assessment of our expected future results of operations. We have evaluated all evidence, both positive and negative, in assessing the likelihood of realizability, and we determined the negative evidence outweighed the positive evidence.

As of December 31, 2025, we have a valuation allowance of $22.6 million against foreign deferred tax assets at our subsidiary in Switzerland. Based on our cumulative operating results as of December 31, 2025 and an assessment of expected future results of operations, we determined it was not more likely than not we would be able to realize the deferred tax assets prior to expiration.

We plan to distribute previously undistributed earnings of our foreign subsidiaries back to the United States in future years. Upon repatriation of those earnings, if any, we may be subject to taxes, including withholding taxes, net of any applicable foreign tax credits. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable.

APPIAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2025, 2024, and 2023, cash paid, net of refunds received, consisted of the following:

	Year Ended December 31,
	2025	2024	2023
Federal	$—	$—	$—
Aggregated state and local jurisdictions(1)	162	115	154
Disaggregated foreign jurisdictions:
Australia	829	298	664
Canada	389	84	447
India	524	766	212
Italy	684	359	586
Mexico	31	204	162
Netherlands	41	237	162
Spain	670	263	567
United Kingdom	1,666	798	835
Other(1)	124	210	210
Net cash paid for income taxes	5,120	3,334	3,999
[1] No jurisdictions are individually above the threshold of 5% of total income taxes paid, net of refunds received, for the periods presented.

As of December 31, 2025 and 2024, we had unrecognized tax benefits of $8.8 million and $7.8 million, respectively, none of which would affect our effective tax rate if recognized due to the valuation allowance. The following table summarizes the activity related to our unrecognized tax benefit from December 31, 2022 to December 31, 2025 (in thousands):

Balance as of December 31, 2022	$4,488
Additions for tax positions in current years	1,740
Additions for tax positions in prior years	256
Reductions due to lapse in statutes of limitations	—
Settlements	—
Balance as of December 31, 2023	6,484
Additions for tax positions in current years	1,374
Reductions for tax positions in prior years	(18)
Reductions due to lapse in statutes of limitations	—
Settlements	—
Balance as of December 31, 2024	7,840
Additions for tax positions in current years	1,001
Additions for tax positions in prior years	7
Reductions due to lapse in statutes of limitations	—
Settlements	—
Balance as of December 31, 2025	$8,848

We recognize interest and penalties related to uncertain tax positions in income tax expense. Our uncertain tax positions primarily relate to U.S. federal research and development tax credits. During the years ended December 31, 2025, 2024, and 2023, we recognized nominal amounts in interest. The cumulative balances of interest and penalties as of December 31, 2025 and 2024 were immaterial.

APPIAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
We file income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions. Due to NOL carryforwards, tax years 2016 through 2025 remain open to examination by the major taxing jurisdictions to which we are subject. There are no open examinations that would have a meaningful impact to our consolidated financial statements.

On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted, which extends most expiring TCJA provisions and reforms certain international tax rules. The application of the OBBBA to the Company did not have a material impact on its financial statements during the year ended December 31, 2025.

10. Stock-Based Compensation

Equity Incentive Plans

In May 2017, our Board of Directors adopted, and our stockholders approved, the 2017 Equity Incentive Plan (the “2017 Plan”). The 2017 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units (“RSUs”), stock appreciation rights, performance-based stock awards, and other forms of equity compensation to employees, including officers, non-employee directors, and consultants. We initially reserved 6,421,442 shares of Class A common stock for issuance under the 2017 Plan, which included 421,442 shares that remained available for issuance under our 2007 Stock Option Plan (the “2007 Plan”) at the time the 2017 Plan became effective. The number of shares reserved under the 2017 Plan increases for any shares subject to outstanding awards originally granted under the 2007 Plan that expire or are forfeited prior to exercise. As a result of the adoption of the 2017 Plan, no further grants may be made under the 2007 Plan. As of December 31, 2025, there were 7,196,535 shares of Class A common stock reserved for issuance under the 2017 Plan, of which 585,638 are still available to be issued.

Stock Options

In June 2022, our Board of Directors granted our Chief Executive Officer a stock option to purchase 700,000 shares of our Class A common stock under the 2017 Plan with an exercise price of $50.63 per share (the “2022 CEO Grant”). The 2022 CEO Grant is eligible to vest based on the achievement of various stock price appreciation targets of our Class A common stock. Specifically, the 2022 CEO Grant vests in four installments of 25% each if the average closing price per share for a 365 day calendar period equals or exceeds each of $175, $200, $225, and $250, respectively (the “Vesting Price Threshold”), prior to June 7, 2030. The option also vests if the Company engages in a Corporate Transaction, as defined in the Plan, in which the Company’s Class A common stock is valued at or above the Vesting Price Threshold. The fair value of the 2022 CEO Grant was determined using a Monte Carlo simulation. The fair value of the award at the grant date was $18.8 million and is being amortized over derived service periods ranging from 3.4 years to 4.1 years.

APPIAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes stock option activity for the years ended December 31, 2025, 2024, and 2023:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	2,697,959	$20.25	5.1	$45,862
Granted	—	—
Exercised	(98,610)	7.56		3,387
Expired	—	—
Forfeited	—	—
Outstanding at December 31, 2023	2,599,349	20.73	4.2	53,089
Granted	—	—
Exercised	(1,543,436)	9.37		36,383
Expired	(384)	12.00
Forfeited	—	—
Outstanding at December 31, 2024	1,055,529	37.34	5.6	7,751
Granted	—	—
Exercised	(107,821)	10.37		2,557
Expired	(2)	6.03
Forfeited	—	—
Outstanding at December 31, 2025	947,706	$40.41	5.1	$5,918

Exercisable at December 31, 2025	247,706	$11.53	1.2	$5,918

No stock options vested during the years ended December 31, 2025, 2024, and 2023. As of December 31, 2025, the total compensation cost related to unvested stock options not yet recognized, which relates exclusively to the 2022 CEO Grant, was $1.0 million. This amount will be recognized over a remaining weighted average period of 0.4 years.

APPIAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Restricted Stock Units

In 2025, we changed our annual bonus program to provide eligible employees with the option to receive a portion or all of their earned annual bonuses for 2025, otherwise payable in cash, in the form of RSUs. The RSUs will be granted by our Board of Directors during the first quarter of 2026 and be fully vested upon grant. The portion of the 2025 annual bonus to be paid in the form of RSUs is recorded as stock-based compensation expense while the related obligations are recorded as liabilities in the ‘Accrued compensation and related benefits’ line item on our consolidated balance sheets. During the year ended December 31, 2025, we recognized $5.6 million of stock-based compensation related to this program.

The following table summarizes RSU activity for the years ended December 31, 2025, 2024, and 2023:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested and outstanding at December 31, 2022	1,190,720	$65.97
Granted	710,278	42.52
Vested	(668,119)	58.64
Forfeited	(154,815)	62.73
Non-vested and outstanding at December 31, 2023	1,078,064	55.52
Granted	987,528	35.61
Vested	(657,897)	52.04
Forfeited	(261,535)	45.81
Non-vested and outstanding at December 31, 2024	1,146,160	42.59
Granted	1,901,704	30.19
Vested	(678,558)	43.65
Forfeited	(256,556)	39.15
Non-vested and outstanding at December 31, 2025	2,112,750	$31.49

As of December 31, 2025, total unrecognized compensation cost related to unvested RSUs was approximately $49.8 million, which will be recognized over a weighted average period of 1.8 years.

Performance Share Units

Pursuant to the terms of his compensation package, our Chief Financial Officer (“CFO”) is entitled to receive a recurring annual grant of performance share units (“PSUs”) valued at $1.5 million each year he is employed with the Company. For 2025, the PSUs will be granted based on the attainment of a financial performance measure aligning our combined revenue growth and margin targets. If the performance measure is met, the CFO receives 100% of the value of the PSU whereas if the performance measure is not met, 75% of the value is received.

The award is subject to a four-year vesting schedule, with 25% immediately vesting upon grant and per year thereafter. The calculation of the PSUs to be granted will be made annually after the close of the calendar year and approved at the Board of Directors meeting thereafter. The award is recorded as stock-based compensation expense while the related obligations are recorded as liabilities in the ‘Accrued compensation and related benefits’ line item on our consolidated balance sheets. During the year ended December 31, 2025, we recognized $0.6 million of stock-based compensation related to this award.

APPIAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the components of our stock-based compensation expense by instrument type for the years ended December 31, 2025, 2024, and 2023 (in thousands):

	Year Ended December 31,
	2025	2024	2023
RSUs	$35,437	$33,267	$37,563
Stock options	4,827	5,059	5,045
PSUs	580	—	—
Common stock awards to Board of Directors	696	719	779
Total stock-based compensation expense	$41,540	$39,045	$43,387

The following table summarizes stock-based compensation expense by line item in the accompanying consolidated statements of operations for the years ended December 31, 2025, 2024, and 2023 (in thousands):

	Year Ended December 31,
	2025	2024	2023
Cost of revenue
Subscriptions	$1,810	$1,638	$1,690
Professional services	5,787	5,925	6,354
Operating expenses
Sales and marketing	8,434	8,526	11,247
Research and development	12,407	12,077	12,864
General and administrative	13,102	10,879	11,232
Total stock-based compensation expense	$41,540	$39,045	$43,387

11. Stockholders' Equity

We have authorized 500,000,000 shares of Class A common stock and 100,000,000 shares of Class B common stock, each with a par value of $0.0001 per share. As of December 31, 2025, our shares of Class A common stock, which are publicly traded on the Nasdaq Global Market, totaled 43,408,828 issued while our shares of Class B common stock, which are not publicly traded, totaled 31,088,085 issued and outstanding. The rights of the holders of Class A common stock and Class B common stock are identical except with respect to voting and conversion rights. In particular, the holders of Class A common stock are entitled to one vote per share, and the holders of Class B common stock are entitled to ten votes per share on all matters subject to stockholder vote. The holders of Class B common stock also have approval rights for certain corporate actions. Each share of Class B common stock may be converted into one share of Class A common stock at the option of its holder and will be automatically converted upon transfer thereof, subject to certain exceptions. In addition, upon the date on which the outstanding shares of Class B common stock represent less than 10% of the aggregate voting power of our capital stock, all outstanding shares of Class B common stock will convert automatically into Class A common stock.

Share Repurchases

In May 2025, our Board of Directors authorized a program to repurchase up to $10.0 million of our common stock from May 2025 to December 2025. In June 2025, we repurchased 0.3 million shares under this program at an average share price of $31.91, totaling an aggregate cost of $10.0 million.

In August 2025, our Board of Directors authorized a second program to repurchase up to an additional $10.0 million of our common stock from August 2025 to August 2027. In September 2025, we repurchased 0.3 million shares under this program at an average share price of $30.60, totaling an aggregate cost of $10.0 million. As of December 31, 2025, shareholders’ equity included 74.0 million shares outstanding, net of 0.5 million shares of common stock held in treasury.

APPIAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On February 17, 2026, the Board of Directors authorized a program to repurchase up to $50.0 million of our common stock (the “Share Repurchase Program”), effective February 2026 through February 2028. The Share Repurchase Program does not obligate Appian to acquire any specific number of shares, and shares of common stock may be repurchased using a variety of methods, including privately negotiated and/or open market transactions, under plans complying with Rule 10b5-1 of the Exchange Act, as part of accelerated share repurchases, or other methods. The timing and amount of any purchases of common stock will be based on our liquidity, general business and market conditions, debt covenant restrictions and other factors, including alternative investment opportunities.

12. Basic and Diluted Earnings (Loss) per Common Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the reporting period. Diluted earnings (loss) per share is computed similar to basic, except the weighted average number of common shares outstanding is increased to include additional outstanding shares from the assumed exercise of stock options and vesting of RSUs and PSUs, if dilutive. The dilutive effect, if any, of convertible shares is calculated using the treasury stock method.

The following table is a reconciliation of weighted average number of shares outstanding used to compute basic and diluted earnings (loss) per share (in thousands except per share amounts):

	Year Ended December 31,
	2025	2024	2023
Net income (loss)	$1,233	$(92,262)	$(111,441)

Weighted average common shares outstanding, basic	74,049	72,988	73,102
Effect of dilutive securities
Stock options	193	—	—
Restricted stock units	402	—	—
Performance share units	5	—	—
Weighted average number of shares outstanding - diluted	74,649	72,988	73,102

Earnings (loss) per Class A and Class B share - basic	$0.02	$(1.26)	$(1.52)
Earnings (loss) per Class A and Class B share - diluted	$0.02	$(1.26)	$(1.52)

For the year ended December 31, 2025, approximately 1,046,000 outstanding common stock equivalents were excluded from the computation of diluted earnings per share because their effect would have been antidilutive. As we reported net losses for the years ended December 31, 2024 and 2023, all outstanding shares would be considered antidilutive if they were to be assumed as vested or exercised.

13. Commitments, Contingencies, and Other Matters

Minimum Purchase Commitments

We have a non-cancellable cloud hosting arrangement with Amazon Web Services (“AWS”) that contains provisions for minimum purchase commitments. Specifically, purchase commitments under the agreement total $220.0 million over five years. The agreement, which originated in July 2021 and was amended in October 2024, currently contains minimum annual spending requirements of $44.0 million from November 2024 to October 2029. Spending under this agreement for the years ended December 31, 2025, 2024, and 2023 totaled $53.3 million, $41.2 million, and $36.6 million, respectively. The timing of payments under the agreement may vary, but we expect to meet our minimum annual spending requirement during the term of the arrangement.

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

Defendant Youyong Zou has satisfied the judgment of $5,000 (plus interest) against him in lieu of appealing that judgment. On September 15, 2022, Pegasystems filed a notice of appeal to the Court of Appeals of Virginia. On July 30, 2024, the Court of Appeals of Virginia issued a decision reversing the judgment against Pegasystems and remanding for a new trial. The decision rejected Pegasystems’ argument that Appian had not presented evidence that trade secrets were misappropriated but reversed the judgment on the basis of evidentiary and damages rulings made by the trial court. On August 29, 2024, Appian submitted a petition to the Supreme Court of Virginia seeking to reverse the Court of Appeals decision and reinstate the full judgment against Pegasystems. Pegasystems filed an opposition to the petition and cross-issues for appeal on October 21, 2024. Appian's petition was heard on February 11, 2025. On January 6, 2026, the Supreme Court of Virginia issued an opinion affirming the opinion rendered by the Court of Appeals on both sides and remanding the case for a retrial. The timeline for any such retrial is in the control of the courts of Virginia. We cannot predict the outcome of any further appeals or any retrial or the exact time it will take to resolve them.

Judgment Preservation Insurance

On September 1, 2023, we obtained a judgment preservation insurance (“JPI”) policy in connection with our original $2.036 billion judgment against Pegasystems. The total cost of the policy was $57.3 million and is comprised of the premium, a one-time broker fee, and Virginia lines tax. The policy provides up to $500.0 million of coverage.

The total cost of the policy was capitalized and is being amortized on a straight-line basis over the estimated period to obtain a final and unappealable judgment. Amortization expense associated with the JPI premium is recorded to general and administrative expenses in our consolidated statements of operations. JPI amortization expense was $12.5 million, $15.8 million, and $6.0 million for the years ended December 31, 2025, 2024, and 2023, respectively. As of December 31, 2025, $12.5 million of the unamortized balance is classified as ‘Prepaid expenses and other current assets’ while the remaining $10.4 million is classified as ‘Other assets’ on our consolidated balance sheets.

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

We have one operating and one reportable segment, representing our consolidated business that helps organizations design, automate, and optimize important business processes from start to finish. We generate revenue from customers primarily through the sale of cloud and license subscriptions bundled with maintenance and support as well as professional services revenue from fees for our consulting services and training related to our platform. Our reportable segment determination is based on our management and internal reporting structure, the nature of the subscriptions and services we offer, and the financial information evaluated regularly by our CODM.

The CODM uses operating income (loss) and net income (loss) reported on the consolidated statements of operations to assess performance for the segment and decide how to allocate resources. In addition, the CODM reviews the expense categories presented on the consolidated statements of operations to manage the Company’s operations. Operating income (loss) and net income (loss) are used to evaluate profitability trends in the business, and the CODM considers budget-to-actual variances for both profit measures when making decisions about allocating capital and resources. Significant segment expenses, which are the expenses included in operating income (loss) and net income (loss), as well as other segment items such as other (income) expense, net and income tax expense are included in the consolidated statements of operations. The CODM does not review any significant segment expense information that differs from the expense presented in the consolidated statements of operations. Further, the measure of segment assets is total assets as reported on the consolidated balance sheets.

The following table summarizes revenue by geography for the years ended December 31, 2025, 2024, and 2023 (in thousands):

	Year Ended December 31,
	2025	2024	2023
Domestic	$453,724	$391,002	$350,210
International	273,213	226,020	195,153
Total	$726,937	$617,022	$545,363

With respect to geographic information, revenue is attributed to respective geographies based on the contracting address of the customer. The value of our long-lived assets, which are comprised of property and equipment, intangible assets with finite lives, and right-of-use assets, held in the United States and internationally as of December 31, 2025 were $49.0 million and $12.4 million, respectively. As of December 31, 2024, our long-lived assets held in the United States and internationally were $55.9 million and $14.6 million, respectively.

15. Retirement Plans

We have a defined contribution 401(k) retirement and savings plan (the “Plan”) to provide retirement benefits for all eligible employees. With limited exceptions, all employees over the age of 21 on the first day of the month immediately following the month of hiring are eligible to participate in the Plan. The Plan allows eligible employees to make salary-deferred contributions up to 75% of their pre-tax annual compensation, as defined in the Plan, as long as the total contributed does not exceed the annual maximum allowable amount under the Internal Revenue Code. The Company makes a semi-monthly matching contribution of 100% of the employee's contribution for that pay period, up to a maximum of 4% of the employee's eligible gross compensation for that pay period. Company contributions vest ratably based on years of service over a four year period, beginning with the completion of the first year of service. For the years ended December 31, 2025, 2024, and 2023, we incurred $13.0 million, $12.8 million, and $12.9 million, respectively, in contribution expense related to employer matching contributions.

APPIAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The asset or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques maximize the use of relevant observable inputs and minimize the use of unobservable inputs. There were no instruments measured at fair value on a recurring basis using significant unobservable inputs during the years ended December 31, 2025 and 2024.

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

The carrying amounts of our accounts receivable, accounts payable, and accrued expenses approximate fair value as of December 31, 2025 and 2024 because of the relatively short duration of these instruments. Additionally, the carrying value of our debt associated with the term loan facility approximates fair value because the interest rates are variable and reset on relatively short durations to the current market rates.

APPIAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Investments

Our investment portfolio consists largely of debt investments classified as available-for-sale. Changes in the fair value of available-for-sale securities, excluding other-than-temporary impairments, have been recorded in ‘Accumulated other comprehensive loss’ in our consolidated balance sheets. The components of our cash, cash equivalents, and investments as of December 31, 2025 and 2024 are as follows (in thousands):

	As of December 31, 2025
	Fair Value Measurement				Balance Sheet Classification
	Fair Value Level	Cost Basis	Unrealized Gains	Fair Value	Cash and Cash Equivalents	Short-term Investments and Marketable Securities
Cash	Level 1	$118,297	$—	$118,297	$118,297	$—
Money market fund	Level 1	17,513	—	17,513	17,513	—
U.S. Treasury bonds	Level 2	26,627	22	26,649	—	26,649
Commercial paper	Level 2	6,147	4	6,151	—	6,151
Corporate bonds	Level 2	18,599	16	18,615	—	18,615
Total investments		$187,183	$42	$187,225	$135,810	$51,415

	As of December 31, 2024
	Fair Value Measurement				Balance Sheet Classification
	Fair Value Level	Cost Basis	Unrealized Gains	Fair Value	Cash and Cash Equivalents	Short-term Investments and Marketable Securities
Cash	Level 1	$106,338	$—	$106,338	$106,338	$—
Money market fund	Level 1	12,214	—	12,214	12,214	—
U.S. Treasury bonds	Level 1	24,376	26	24,402	—	24,402
Commercial paper	Level 2	2,974	3	2,977	—	2,977
Corporate bonds	Level 2	13,900	29	13,929	—	13,929
Total investments		$159,802	$58	$159,860	$118,552	$41,308

We did not hold any Level 3 assets at any point during the years ended December 31, 2025 and 2024. Additionally, there were no transfers between Levels 1 and 2 during the years ended December 31, 2025 and 2024. Interest income on our investments, which is recorded within ‘Other (income) expense, net’ on our consolidated statements of operations, totaled $6.9 million, $6.8 million, and $9.0 million for the years ended December 31, 2025, 2024, and 2023, respectively.

The contractual maturities of our debt securities as of December 31, 2025 and 2024 were all one year or less. Actual maturities may differ from contractual maturities because borrowers have the right to call or prepay certain obligations.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. Based on the evaluation of our disclosure controls and procedures as of December 31, 2025, our Chief Executive Officer and Chief Financial Officer concluded, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) of the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on this assessment, management concluded that, as of December 31, 2025, our internal control over financial reporting was effective.

The Annual Report on Form 10-K includes an attestation report of our independent registered public accounting firm regarding internal control over financial reporting, which appears in Part II, Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There have been no material changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Rule 10b5-1 Trading Plans

The adoption or termination of contracts, instructions, or written plans for the purchase or sale of our securities by our Section 16 officers and directors for the three months ended December 31, 2025, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (“Rule 10b5-1 Plan”), were as follows:

Name	Title	Action	Date Adopted	Expiration Date	Aggregate # of Securities to be Purchased/Sold
Robert Kramer (1)	General Manager and Director	Adoption	12/8/2025	3/8/2027	236,382
(1) Robert Kramer, General Manager and a member of the Board of Directors, entered into a prearranged stock trading plan pursuant to Rule 10b5-1 on December 8, 2025. Mr. Kramer’s plan provides for the potential sale of up to 236,382 shares of Appian Class A common stock. The plan commences on March 9, 2026 and expires on the earlier of the completion of all authorized transactions under the plan or March 8, 2027.

Other than disclosed above, none of our directors or officers adopted or terminated a "non-Rule 10b5-1 trading arrangement" as defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

Part III

Item 10. Directors, Executive Officers, and Corporate Governance.

The information required by this item is incorporated by reference to our Proxy Statement for our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2025.

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

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to our Proxy Statement for our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to our Proxy Statement for our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2025.

Item 13. Certain Relationships and Related Transactions and Director Independence.

The information required by this item is incorporated by reference to our Proxy Statement for our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2025.

Item 14. Principal Accountant Fees and Services.

The information required by this item is incorporated by reference to our Proxy Statement for our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2025.

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

10.13	Employment Agreement, dated as of September 7, 2012, by and between Appian Corporation and Robert Kramer.+
Previously filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q (File No. 001-38098) filed with the Securities and Exchange Commission on May 7, 2020, and incorporated herein by reference.

10.14	Employment Agreement, dated as of March 31, 2020, by and between Appian Corporation and Pavel Zamudio-Ramirez .+
Previously filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K (File No. 001-38098) filed with the Securities and Exchange Commission on February 16, 2023, and incorporated herein by reference.

10.15	Employment Agreement, dated as of November 20, 2024, by and between Appian Corporation and Mark Dorsey.+
Previously filed as Exhibit 10.32 to the Company’s Annual Report on Form 10-K (File No. 001-38098) filed with the Securities and Exchange Commission on February 19, 2025, and incorporated herein by reference.

10.16	Offer Letter, dated as of April 16, 2025, by and between Appian Corporation and Srdjan Tanjga.+
Previously filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 001-38098) filed with the Securities and Exchange Commission on August 7, 2025, and incorporated herein by reference.

10.17	Employment Agreement, dated as of April 17, 2025, by and between Appian Corporation and Srdjan Tanjga.+
Previously filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q (File No. 001-38098) filed with the Securities and Exchange Commission on August 7, 2025, and incorporated herein by reference.

10.18	Form of Amended and Restated Employment Agreement, dated as of April 27, 2017, by and between Appian Corporation and Chris Winters.+
Previously filed as Exhibit 10.7 to the Company's Registration Statement on Form S-1 (File No. 333-217510), filed with the Securities and Exchange Commission on April 27, 2025, and incorporated herein by reference.

10.19	Deed of Lease, dated April 17, 2018, between Appian Corporation and Tamares 7950 Owner LLC.
Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38098), filed with the Securities and Exchange Commission on April 23, 2018, and incorporated herein by reference.

10.20	First Amendment to Deed of Lease, dated December 23, 2019, between Appian Corporation and Tamares 7950 Owner LLC.
Previously filed as Exhibit 10.15 to the Company's Annual Report on Form 10-K (File No. 001-38098), filed with the Securities and Exchange Commission on February 20, 2020, and incorporated herein by reference.

10.21	Second Amendment to Deed of Lease, effective as of January 1, 2020, between Appian Corporation and Tamares 7950 Owner LLC.
Previously filed as Exhibit 10.16 to the Company's Annual Report on Form 10-K (File No. 001-38098), filed with the Securities and Exchange Commission on February 20, 2020, and incorporated herein by reference.

10.22	Third Amendment to Deed of Lease, dated as of November 30, 2021, between Appian Corporation and Tamares 7950 Owner LLC.
Previously filed as Exhibit 10.21 to the Company's Annual Report on Form 10-K (File No. 001-38098), filed with the Securities and Exchange Commission on February 17, 2022, and incorporated herein by reference.

10.23	Agreement of Sublease, dated as of November 30, 2021, between Appian Corporation and Octagon, Inc.
Previously filed as Exhibit 10.22 to the Company's Annual Report on Form 10-K (File No. 001-38098), filed with the Securities and Exchange Commission on February 17, 2022, and incorporated herein by reference.

10.24	Software Enterprise OEM License Agreement, dated as of June 15, 2016, by and between Appian Corporation and Kx Systems, Inc.†
Previously filed as Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-217510), filed with the Securities and Exchange Commission on April 27, 2017, and incorporated herein by reference.

10.25	Addendum No. 1 to Software Enterprise OEM License Agreement, dated as of August 20, 2019, by and between Appian Corporation and Kx Systems, Inc.
Previously filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 001-38098) filed with the Securities and Exchange Commission on October 31, 2019, and incorporated herein by reference.

10.26	Addendum No. 2 to Software Enterprise OEM License Agreement, dated as of August 31, 2023, by and between Appian Corporation and Kx Systems, Inc.
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

10.29
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

10.30
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

10.31
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

10.33	Sixth Amendment to Credit Agreement, dated as of May 27, 2025, by and among Appian Corporation, Silicon Valley Bank, a division of First-Citizens Bank & Trust Company, Wells Fargo Bank, N.A., Comerica Bank, MUFG Bank, Ltd., Customers Bank, The Toronto-Dominion Bank, New York Branch, and The Bank of Nova Scotia.
Previously filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 001-38098) filed with the Securities and Exchange Commission on August 7, 2025, and incorporated herein by reference.

10.34	Seventh Amendment to Credit Agreement, dated as of September 3, 2025, by and among Appian Corporation, Silicon Valley Bank, a division of First-Citizens Bank & Trust Company, Wells Fargo Bank, N.A., Comerica Bank, MUFG Bank, Ltd., Customers Bank, The Toronto-Dominion Bank, New York Branch, and The Bank of Nova Scotia.
Previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-38098) filed with the Securities and Exchange Commission on November 6, 2025, and incorporated herein by reference.

19	Insider Trading Policy.
Previously filed as Exhibit 19 to the Company’s Annual Report on Form 10-K (File No. 001-38098) filed with the Securities and Exchange Commission on February 19, 2025, and incorporated herein by reference.

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

APPIAN CORPORATION

February 19, 2026	By:	/s/ Matthew Calkins	/s/ Srdjan Tanjga
		Name: Matthew Calkins	Name: Srdjan Tanjga
		Title: Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	Title: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Matthew Calkins, Srdjan Tanjga, and Jaye Campbell, and each of them acting individually, as his or her true and lawful attorneys-in-fact and agents, with full power of each to act alone, with full powers of substitution and resubstitution, for him or her and in his or her name, place, and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, with full power of each to act alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or his, her or their substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Matthew Calkins Matthew Calkins	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	February 19, 2026
/s/ Srdjan Tanjga Srdjan Tanjga	Chief Financial Officer (Principal Financial Officer)	February 19, 2026
/s/ Michael Beckley Michael Beckley	Chief Technology Officer and Director	February 19, 2026
/s/ Robert Kramer Robert Kramer	General Manager and Director	February 19, 2026
/s/ Shirley Edwards Shirley Edwards	Director	February 19, 2026
/s/ Carl ”Boe” Hartman II Carl “Boe” Hartman II	Director	February 19, 2026
/s/ Barbara “Bobbie” Kilberg Barbara “Bobbie” Kilberg	Director	February 19, 2026
/s/ David Link David Link	Director	February 19, 2026
/s/ Mark Lynch Mark Lynch	Director	February 19, 2026
/s/ William McCarthy William McCarthy	Director	February 19, 2026