Form 10-Q
period 2026-03-31
APPIAN CORP
filed 2026-05-07
CIK 1441683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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

As of May 4, 2026, there were 42,324,735 shares of the registrant’s Class A common stock and 31,087,385 shares of the registrant’s Class B common stock, each with a par value of $0.0001 per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

APPIAN CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and share data)

	As of
	March 31, 2026	December 31, 2025
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$150,025	$135,810
Short-term investments and marketable securities	55,963	51,415
Accounts receivable, net of allowance of $3,107 and $3,362, respectively	173,874	255,063
Deferred commissions, current	35,459	35,166
Prepaid expenses and other current assets	38,632	41,970
Total current assets	453,953	519,424
Property and equipment, net of accumulated depreciation of $41,662 and $40,747, respectively	30,279	32,087
Goodwill	28,145	28,811
Intangible assets, net of accumulated amortization of $7,444 and $7,301, respectively	904	1,246
Right-of-use assets for operating leases	26,992	28,075
Deferred commissions, net of current portion	64,199	65,199
Deferred tax assets	4,874	4,850
Other assets	14,017	11,703
Total assets	$623,363	$691,395
Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$4,136	$6,655
Accrued expenses	21,661	18,483
Accrued compensation and related benefits	32,354	61,781
Deferred revenue	320,401	341,281
Debt	9,598	9,598
Operating lease liabilities	13,201	13,181
Other current liabilities	1,312	1,128
Total current liabilities	402,663	452,107
Long-term debt	228,828	231,228
Non-current operating lease liabilities	43,585	45,693
Deferred revenue, non-current	6,913	8,962
Other non-current liabilities	341	398
Total liabilities	682,330	738,388
Stockholders’ deficit
Class A common stock—par value $0.0001; 500,000,000 shares authorized as of March 31, 2026 and December 31, 2025 and 43,474,509 and 43,408,828 shares issued as of March 31, 2026 and December 31, 2025, respectively	4	4
Class B common stock—par value $0.0001; 100,000,000 shares authorized as of March 31, 2026 and December 31, 2025 and 31,087,485 and 31,088,085 shares issued as of March 31, 2026 and December 31, 2025, respectively	3	3
Treasury stock at cost, 1,048,812 and 542,288 shares as of March 31, 2026 and December 31, 2025, respectively	(29,152)	(16,935)
Additional paid-in capital	618,798	617,318
Accumulated other comprehensive loss	(36,174)	(36,462)
Accumulated deficit	(612,446)	(610,921)
Total stockholders’ deficit	(58,967)	(46,993)
Total liabilities and stockholders’ deficit	$623,363	$691,395

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPIAN CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2026	2025
Revenue
Subscriptions	$160,311	$134,352
Professional services	41,869	32,074
Total revenue	202,180	166,426
Cost of revenue
Subscriptions	22,904	18,521
Professional services	31,507	25,519
Total cost of revenue	54,411	44,040
Gross profit	147,769	122,386
Operating expenses
Sales and marketing	64,619	56,310
Research and development	46,324	41,830
General and administrative	33,670	25,080
Total operating expenses	144,613	123,220
Operating income (loss)	3,156	(834)
Other non-operating expense (income)
Other income, net	(84)	(5,716)
Interest expense	4,172	5,318
Total other non-operating expense (income)	4,088	(398)
Loss before income taxes	(932)	(436)
Income tax expense	593	741
Net loss	$(1,525)	$(1,177)
Net loss per Class A and Class B share:
Basic and diluted	$(0.02)	$(0.02)
Weighted average common shares outstanding:
Basic and diluted	73,820	74,094

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPIAN CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited, in thousands)

	Three Months Ended March 31,
	2026	2025
Net loss	$(1,525)	$(1,177)
Comprehensive gain (loss), net of income taxes
Foreign currency translation adjustments	407	(3,716)
Unrealized losses on available-for-sale securities	(119)	(17)
Other comprehensive loss, net of income taxes	$(1,237)	$(4,910)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPIAN CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
(unaudited, in thousands, except share data)

			Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total Stockholders' Deficit
	Common Stock
	Shares	Amount
Balance, December 31, 2025	73,954,625	$7	$617,318	$(36,462)	$(610,921)	$(16,935)	$(46,993)
Net loss	—	—	—	—	(1,525)	—	(1,525)
Issuance of common stock to directors	5,416	—	—	—	—	—	—
Vesting of restricted stock units	336,372	—	(8,032)	—	—	9,591	1,559
Exercise of stock options	59,665	—	630	—	—	—	630
Repurchase of common stock	(842,896)	—	—			(21,808)	(21,808)
Stock-based compensation expense	—	—	8,882	—	—	—	8,882
Other comprehensive gain	—	—	—	288	—	—	288
Balance, March 31, 2026	73,513,182	$7	$618,798	$(36,174)	$(612,446)	$(29,152)	$(58,967)

			Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Deficit
	Common Stock
	Shares	Amount
Balance, December 31, 2024	74,028,786	$7	$591,281	$(11,774)	$(612,154)	$(32,640)
Net loss	—	—	—	—	(1,177)	(1,177)
Issuance of common stock to directors	4,735	—	—	—	—	—
Vesting of restricted stock units	167,726	—	(3,199)	—	—	(3,199)
Exercise of stock options	18,953	—	190	—	—	190
Stock-based compensation expense	—	—	8,814	—	—	8,814
Other comprehensive loss	—	—	—	(3,733)	—	(3,733)
Balance, March 31, 2025	74,220,200	$7	$597,086	$(15,507)	$(613,331)	$(31,745)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPIAN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net loss	$(1,525)	$(1,177)
Adjustments to reconcile net loss to net cash provided by operating activities
Stock-based compensation	11,889	10,039
Depreciation expense and amortization of intangible assets	2,273	2,446
Bad debt expense	(194)	(125)
Amortization of debt issuance costs	150	150
Benefit for deferred income taxes	(74)	(163)
Foreign currency transaction losses (gains), net	1,119	(3,989)
Changes in assets and liabilities
Accounts receivable	81,353	60,259
Prepaid expenses and other assets	1,333	6,107
Deferred commissions	707	3,855
Accounts payable and accrued expenses	637	4,755
Accrued compensation and related benefits	(25,569)	(9,306)
Other current and non-current liabilities	(468)	507
Deferred revenue	(21,799)	(27,554)
Operating lease assets and liabilities, net	(1,005)	(838)
Net cash provided by operating activities	48,827	44,966
Cash flows from investing activities
Proceeds from maturities of investments	39,771	13,611
Purchases of investments	(44,866)	(37,037)
Purchases of property and equipment	(188)	(651)
Net cash used by investing activities	(5,283)	(24,077)
Cash flows from financing activities
Debt repayments	(2,500)	(2,500)
Repurchases of common stock	(21,808)	—
Payments for employee taxes related to the net share settlement of equity awards	(5,117)	(3,199)
Proceeds from exercise of common stock options	630	190
Net cash used by financing activities	(28,795)	(5,509)
Effect of foreign exchange rate changes on cash and cash equivalents	(534)	1,050
Net increase in cash and cash equivalents	14,215	16,430
Cash and cash equivalents at beginning of period	135,810	118,552
Cash and cash equivalents at end of period	$150,025	$134,982

Supplemental disclosure of cash flow information
Cash paid for interest	$3,803	$5,018
Cash paid for income taxes	$1,426	$798
Supplemental disclosure of non-cash investing and financing activities
Accrued capital expenditures	$37	$784
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

We are headquartered in McLean, Virginia and operate in the United States and internationally, including Australia, Canada, France, Germany, India, Italy, Japan, Mexico, the Netherlands, Portugal, Singapore, Spain, Sweden, Switzerland, and the United Kingdom.

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

The results of operations for the current period are not necessarily indicative of the results for the full year or the results for any future periods. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission (the “SEC”) on February 19, 2026.

Reclassifications

During the fourth quarter of 2025, the Company reclassified certain information technology, cybersecurity, and facility operating expenses from general and administrative expenses to cost of revenue, research and development, and sales and marketing expense. Amounts for the three months ended March 31, 2025 have been reclassified to conform to the current period presentation. The revised presentation did not result in any changes to previously reported revenues, operating income (loss), loss before income taxes, net loss, or net loss per share.

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

Significant estimates embedded in the consolidated financial statements include, but are not limited to, revenue recognition, income taxes and the related valuation allowance established against deferred tax assets, the amortization period of deferred commissions, the amortization period of the cost to obtain the judgment preservation insurance policy, and stock-based compensation.

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

Revenue generated from U.S. federal government agencies was 25.8% and 23.9% of total revenue for the three months ended March 31, 2026 and 2025, respectively. Additionally, 37.6% and 36.2% of our revenue during the three months ended March 31, 2026 and 2025, respectively, was generated from international customers.

No single end-customer accounted for more than 10% of our total revenue in the three months ended March 31, 2026 or 2025. As of March 31, 2026 and December 31, 2025, we had one reseller whose accounts receivable balance comprised 8.6% and 13.4% of total accounts receivable, respectively.

Cash and Cash Equivalents

We consider all highly liquid investments with original maturities of three months or less, as well as overnight repurchase agreements, to be cash equivalents.

Allowance for Expected Credit Losses

Accounts receivable and unbilled revenue are stated at realizable value, net of an allowance for expected credit losses. The allowance is based on our assessment of the collectability of accounts and incorporates an estimation of expected lifetime credit losses on our receivables. We regularly review the composition of the accounts receivable aging, historical bad debts, changes in payment patterns, customer creditworthiness, post-balance sheet date collection activity, and current economic trends that affect collectability. If the financial condition of our customers were to deteriorate, resulting in their inability to make required payments, additional provisions for expected credit losses would be required and would increase bad debt expense. The allowance for doubtful accounts totaled $3.1 million and $3.4 million as of March 31, 2026 and December 31, 2025, respectively.

Deferred Commissions

We capitalize costs of obtaining a contract with a customer, which consist of sales commissions paid to our sales team and the associated incremental payroll taxes. These costs are recorded as deferred commissions in the consolidated balance sheets. Costs to obtain a subscriptions contract for a new customer or upsell an existing customer’s subscriptions are amortized over an estimated economic life of five years as sales commissions on initial sales are not commensurate with sales commissions on contract renewals. Commissions paid relating to contract renewals are deferred and amortized over the related renewal period. We determine the estimated economic life based on both qualitative and quantitative factors such as expected renewals, product life cycles, contractual terms, and customer attrition. We periodically review the carrying amount of deferred contract acquisition costs to determine whether events or changes in circumstances have occurred that could impact the estimated economic life. Costs to obtain a contract for professional services arrangements are expensed as incurred as the contractual period of our professional services arrangements are generally one year or less.

Amortization associated with deferred commissions is recorded to sales and marketing expense in our consolidated statements of operations. Total commission expense was $11.3 million and $11.7 million for the three months ended March 31, 2026 and 2025, respectively.

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

Treasury Stock

We account for treasury stock under the cost method. We reissue treasury stock to satisfy the vesting of restricted stock units. Because we are in an accumulated deficit position, all reissuances of treasury stock were recorded as a decrease to additional-paid-in-capital in our consolidated balance sheets.

Recent Accounting Pronouncements

Adopted

In July 2025, the FASB issued ASU 2025-05, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient allowing companies to assume the conditions at the balance sheet date remain unchanged over the life of the asset when estimating expected credit losses for current classified accounts receivable and contract assets. Adopting this provision did not impact the calculation of our expected credit loss for our current accounts receivable. The ASU only impacted our disclosures with no impact to our results of operations, cash flows, and financial condition.

Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires more detailed disclosures of certain categories of expenses such as employee compensation, depreciation, and intangible asset amortization that are components of existing expense captions presented on the face of the income statement. The new guidance will be effective beginning with our annual reporting for fiscal year 2027 and for interim period reporting beginning in fiscal year 2028. The guidance may be applied either on a retrospective or prospective basis, and early adoption is permitted. We are currently evaluating the impact this standard will have on our financial statement presentation and disclosures.

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

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270) Narrow-Scope Improvements, which is intended to improve the navigability of the guidance in ASC 270 - Interim Reporting and clarify when it applies. Under the amendments, an entity is subject to ASC 270 if it provides interim financial statements and notes in accordance with GAAP. ASU 2025-11 also addresses the form and content of such financial statements, in addition to interim disclosure requirements. The guidance also establishes a principle under which companies must disclose events since the end of the last annual reporting period that have a material impact on the entity. The new guidance will be effective for interim reporting periods with annual reporting periods beginning after December 15,

2027. Early adoption is permitted. We are currently evaluating the impact this standard will have on our financial statement presentation and disclosures.

3. Revenue

Revenue Recognition

We generate subscriptions revenue primarily through the sale of cloud subscriptions bundled with maintenance and support and hosting services. Other subscriptions include self-managed license subscriptions and any associated maintenance and support. We generate professional services revenue from fees for our consulting services, including application development and deployment assistance as well as training related to our platform.

The following table summarizes revenue recorded during the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Cloud subscriptions	$124,511	$99,826
Other subscriptions	35,800	34,526
Total subscriptions	160,311	134,352
Professional services	41,869	32,074
Total revenue	$202,180	$166,426

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

Cloud Subscriptions

We generate cloud subscriptions revenue primarily from the sales of subscriptions to access our cloud offering, together with related support services to our customers. We perform all required maintenance and support for our cloud offering, and the related revenue is reported as a component of cloud subscriptions revenue. Cloud subscriptions revenue is recognized on a ratable basis over the contract term beginning on the later of the date the service is made available to the customer or the commencement of the contract term. Our cloud-based subscription contracts generally have a term of one to three years in length. We bill customers and collect payment for subscriptions to our platform in advance, and they are non-cancellable.

Other Subscriptions

Our other subscriptions revenue is comprised of both license subscriptions and the related maintenance and support. Our license subscriptions revenue is derived from customers with self-managed installations of our platform. The majority of our self-managed license contracts are one year in length. For self-managed license subscriptions, we account for the software and related support separately as they are distinct performance obligations. Revenue from the license subscription is recognized when control of the software license has transferred to the customer, which is the later of delivery or commencement of the contract term. Revenue from maintenance and support is recognized ratably over the contract period, which is the period over which the customer has continuous access to maintenance and support.

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

Significant Judgments and Estimates

Determining the Transaction Price

The transaction price is the total amount of consideration we expect to receive in exchange for the service offerings in a contract and may include both fixed and variable components. Variable consideration is included in the transaction price to the extent it is probable a significant reversal will not occur. The amount of variable consideration excluded from the transaction price for the three months ended March 31, 2026 and 2025 was immaterial. Our estimates of variable consideration are also subject to subsequent true-up adjustments and may result in changes to transaction prices; however, such true-up adjustments are not expected to be material.

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

The following table sets forth our contract asset and contract liability balances (in thousands):

	As of
	March 31, 2026	December 31, 2025	March 31, 2025	December 31, 2024
Contract assets, current*	$9,181	$10,877	$8,868	$12,933
Contract assets, non-current*	146	208	331	643
Total contract assets	$9,327	$11,085	$9,199	$13,576

Deferred revenue, current	$320,401	$341,281	$258,582	$281,760
Deferred revenue, non-current	6,913	8,962	3,944	5,477
Total contract liabilities	$327,314	$350,243	$262,526	$287,237
* Current and non-current contract assets are reported as components of the ‘Prepaid expenses and other current assets’ and ‘Other assets’ line items, respectively, in our consolidated balance sheets.

Revenue recognized from amounts included in contract liabilities at the beginning of the period totaled $134.3 million and $118.2 million for the three months ended March 31, 2026 and 2025, respectively.

Transaction Price Allocated to the Remaining Performance Obligations

As of March 31, 2026, we had an aggregate transaction price of $600.1 million allocated to unsatisfied performance obligations. We expect to recognize $409.6 million of this balance as revenue over the next 12 months with the remaining amount recognized thereafter.

4. Leases

As of March 31, 2026, our lease portfolio consists entirely of operating leases for corporate offices. Our operating leases have remaining lease terms with various expiration dates through 2031, and some leases include options to extend the term for up to an additional 10 years.

Lease Costs

Expense for operating leases is recognized on a straight-line basis over the lease term as an operating expense. We have lease agreements which require payments for lease and non-lease components (i.e., common area maintenance) that are accounted for as a single lease component. Variable lease payment amounts that cannot be determined at the commencement of the lease such as maintenance costs, utilities, and service charges are not included in right-of-use (“ROU”) assets for operating leases or operating lease liabilities but rather are expensed as incurred and recorded as variable lease expense. We often receive customary incentives from our landlords such as tenant improvement allowances (“TIAs”) and rent abatement periods, which effectively reduce total lease payments owed for the leases.

The following table sets forth the components of lease expense for the three months ended March 31, 2026 and 2025 (in thousands, exclusive of sublease income):

	Three Months Ended March 31,
	2026	2025
Operating lease cost	$2,363	$2,393
Short-term lease cost	206	250
Variable lease cost	1,661	1,372
Total	$4,230	$4,015

Sublease income totaled $0.3 million for each of the three months ended March 31, 2026 and 2025.

Supplemental Lease Information

Supplemental balance sheet information related to operating leases as of March 31, 2026 and December 31, 2025 is presented in the following table (in thousands, except for lease term and discount rate):

	As of
	March 31, 2026	December 31, 2025
Right-of-use assets for operating leases	$26,992	$28,075

Operating lease liabilities, current	$13,201	$13,181
Operating lease liabilities, net of current portion	43,585	45,693
Total operating lease liabilities	$56,786	$58,874

Weighted average remaining lease term (in years)	5.3	5.5

Weighted average discount rate	9.4%	9.4%

Supplemental cash flow and expense information related to operating leases for the three months ended March 31, 2026 and 2025 is shown below (in thousands):

	Three Months Ended March 31,
	2026	2025
Operating cash outflows for operating leases	$3,410	$3,193

Amortization of operating lease right-of-use assets	1,043	910
Interest expense on operating lease liabilities	1,320	1,483

A summary of our future minimum lease commitments under non-cancellable operating leases as of March 31, 2026 is shown below (in thousands):

Operating Leases
2026 (excluding the three months ended March 31, 2026)	$10,427
2027	14,024
2028	12,854
2029	12,401
2030	12,364
Thereafter	10,543
Total lease payments	72,613
Less: imputed interest	(15,827)
Total	$56,786

5. Goodwill and Intangible Assets

The following table details the changes in goodwill during the three months ended March 31, 2026 and fiscal year ended December 31, 2025 (in thousands):

Carrying Amount
Balance as of December 31, 2024	$25,555
Foreign currency translation adjustments	3,256
Balance as of December 31, 2025	28,811
Foreign currency translation adjustments	(666)
Balance as of March 31, 2026	$28,145

Intangible assets, net consisted of the following as of March 31, 2026 and December 31, 2025 (in thousands):

	As of
	March 31, 2026	December 31, 2025
Developed technology	$7,362	$7,537
Customer relationships	986	1,010
Intangible assets, gross	8,348	8,547
Less: accumulated amortization	(7,444)	(7,301)
Intangible assets, net	$904	$1,246

Intangible amortization expense was $0.3 million for each of the three months ended March 31, 2026 and 2025. As of March 31, 2026, the weighted average remaining amortization periods for developed technology and customer relationships were approximately 0.4 years and 5.1 years, respectively.

The following table shows the projected annual amortization expense related to amortizable intangible assets as of March 31, 2026 (in thousands):

Projected Amortization
2026 (excluding the three months ended March 31, 2026)	$492
2027	99
2028	99
2029	99
2030	72
Thereafter	43
Total projected amortization expense	$904

6. Property and Equipment, net

Property and equipment, net consisted of the following as of March 31, 2026 and December 31, 2025 (in thousands):

	As of
	March 31, 2026	December 31, 2025
Leasehold improvements	$55,381	$55,465
Office furniture and fixtures	4,583	4,616
Computer software and hardware	9,651	10,504
Internally developed software	1,341	1,341
Equipment	211	218
Work in process	774	690
Property and equipment, gross	71,941	72,834
Less: accumulated depreciation	(41,662)	(40,747)
Property and equipment, net	$30,279	$32,087

Depreciation expense totaled $2.0 million and $2.2 million for the three months ended March 31, 2026 and 2025, respectively. We disposed of $0.5 million worth of fully depreciated equipment during the three months ended March 31, 2026. We had no disposals or retirements during the three months ended March 31, 2025.

7. Accrued Expenses

Accrued expenses consisted of the following as of March 31, 2026 and December 31, 2025 (in thousands):

	As of
	March 31, 2026	December 31, 2025
Hosting costs and license fees	$6,951	$6,570
Legal costs	3,604	1,438
Contract labor costs	2,343	2,600
Reimbursable employee expenses	2,145	1,123
Audit and tax expenses	1,733	1,818
Taxes payable	1,266	1,953
Marketing and tradeshow expenses	567	892
Other accrued expenses	3,052	2,089
Total accrued expenses	$21,661	$18,483

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

Under the agreement, we may elect whether amounts drawn bear interest on the outstanding principal amount at a rate per annum equal to either (a) the higher of the Prime rate or the Federal Funds Effective rate (“Base Rate”) plus 0.5% or (b) the forward-looking term rate based on the secured overnight financing rate (“Term SOFR”). An additional interest rate margin is added to the elected interest rates. Our interest rate margin ranges from 0.5% to 2.5% in the case of Base Rate advances and from 1.5% to 3.5% in the case of Term SOFR advances, depending on our debt to consolidated adjusted EBITDA leverage ratio as defined in the Credit Agreement.

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

The following table summarizes outstanding debt balances (in thousands):

	As of
	March 31, 2026	December 31, 2025
Borrowings under revolving credit facility	$62,000	$62,000
Secured term loan facility	177,062	179,563
Less: Debt issuance costs (1)	(636)	(737)
Total debt, net of debt issuance costs	$238,426	$240,826

Debt, current	$9,598	$9,598
Long-term debt	228,828	231,228
Total debt	$238,426	$240,826
(1) Deferred debt issuance costs associated with the term loan facility are recorded net of the debt obligation and amortized to interest expense over the term of the Credit Agreement.

As of March 31, 2026, we were in compliance with all covenants contained in the Credit Agreement. In addition, we had $62.0 million outstanding under our $100.0 million revolving credit facility, and we had outstanding letters of credit totaling $7.9 million in connection with securing leased office spaces.

9. Income Taxes

The provision for income taxes is based upon the estimated annual effective tax rates for the year applied to the current period income before tax plus the tax effect of any significant or unusual items, discrete events, or changes in tax law. Our operating subsidiaries are exposed to statutory effective tax rates ranging from zero to approximately 35%. Fluctuations in the distribution of pre-tax income among our operating subsidiaries can lead to fluctuations of the effective tax rate in the consolidated financial statements. For the three months ended March 31, 2026 and 2025, the actual effective tax rates were (63.6)% and (170.0)%, respectively. The change in the effective tax rates for each period as compared to the same period in the prior year was primarily due to near pre-tax break-even positions in both years.

As of March 31, 2026, our net unrecognized tax benefits totaled $8.8 million, which if recognized would result in no net effect on the effective tax rate due to a valuation allowance. The amount of reasonably possible unrecognized tax benefits that could decrease over the next 12 months due to the expiration of certain statutes of limitations or settlements of tax audits is not material to our consolidated financial statements.

We file income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions. Due to our net operating loss carryforwards, the tax years 2016 through 2026 remain open to examination by the major taxing jurisdictions to which we are subject. There are no open examinations that would have a meaningful impact on our consolidated financial statements.

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

We account for forfeitures of our stock-based awards as they occur rather than estimating expected forfeitures. As of March 31, 2026, the total compensation cost related to unvested stock options not yet recognized, which relates exclusively to the 2022 CEO option grant, was $0.4 million and will be recognized over a weighted average period of 0.3 years. Total unrecognized compensation cost related to unvested RSUs was approximately $53.9 million, which will be recognized over a weighted average period of 1.8 years.

Our annual bonus program provides eligible employees with the option to receive all or a portion of their earned annual bonuses, otherwise payable in cash, in the form of RSUs. The RSUs are granted by our Board of Directors during the first quarter of the following year and are fully vested upon grant. The portion of the annual bonus to be paid in the form of RSUs is recorded as stock-based compensation expense while the related obligations are recorded as liabilities in the ‘Accrued compensation and related benefits’ line item on our consolidated balance sheets. During the three months ended March 31, 2026 and 2025, we recognized $2.8 million and $1.2 million of stock-based compensation related to this program, respectively.

The following table summarizes the components of our stock-based compensation expense for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Cost of revenue
Subscriptions	$559	$498
Professional services	1,638	1,456
Operating expenses
Sales and marketing	2,403	2,246
Research and development	3,735	3,014
General and administrative	3,554	2,825
Total stock-based compensation expense	$11,889	$10,039

11. Basic and Diluted Loss per Common Share

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the reporting period. Diluted loss per share is computed similar to basic, except the weighted average number of common shares outstanding is increased to include additional outstanding shares from the assumed exercise of stock options and vesting of stock awards, if dilutive. The dilutive effect, if any, of convertible shares is calculated using the treasury stock method. As we reported net losses for all periods presented, all outstanding shares would be considered antidilutive if they were to be assumed as vested or exercised.

The following outstanding securities, prior to the use of the treasury stock method, have been excluded from the computation of diluted weighted-average shares outstanding for the respective periods below because they would have been antidilutive to loss per share:

	Three months ended March 31,
	2026	2025
Stock options	888,041	1,036,576
Non-vested restricted stock units	2,375,901	1,259,321

12. Commitments, Contingencies, and Other Matters

Minimum Purchase Commitments

We have a non-cancellable cloud hosting arrangement with Amazon Web Services (“AWS”) that contains provisions for minimum purchase commitments. Specifically, purchase commitments under the agreement total $220.0 million over five years. The agreement, which originated in July 2021 and was amended in October 2024, currently contains minimum annual spending requirements of $44.0 million from November 2024 to October 2029. Spending under this agreement for the three months ended March 31, 2026 and 2025 totaled $16.2 million and $10.4 million, respectively. The timing of payments under the agreement may vary, but we expect to meet our minimum annual spending requirement during the term of the arrangement.

Pegasystems Litigation

Trade Secrets Case

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

Defendant Youyong Zou has satisfied the judgment of $5,000 (plus interest) against him in lieu of appealing that judgment. On September 15, 2022, Pegasystems filed a notice of appeal to the Court of Appeals of Virginia. On July 30, 2024, the Court of Appeals of Virginia issued a decision reversing the judgment against Pegasystems and remanding the case for a new trial. The decision rejected Pegasystems’ argument that Appian had not presented evidence that trade secrets were misappropriated but reversed the judgment on the basis of evidentiary and damages rulings made by the trial court. On August 29, 2024, Appian submitted a petition to the Supreme Court of Virginia seeking to reverse the Court of Appeals decision and reinstate the full judgment against Pegasystems. Pegasystems filed an opposition to the petition and cross-issues for appeal on October 21, 2024. Appian's petition was heard on February 11, 2025. On January 6, 2026, the Supreme Court of Virginia issued an opinion affirming the opinion rendered by the Court of Appeals on both sides and remanding the case for a retrial. On May 7, 2026, the Circuit Court set the retrial to begin on January 11, 2027. We cannot predict the outcome of any further appeals or any retrial or the exact time it will take to resolve them.

Judgment Preservation Insurance

On September 1, 2023, we obtained a judgment preservation insurance (“JPI”) policy in connection with our $2.036 billion judgment against Pegasystems. The total cost of the policy was $57.3 million and is comprised of the premium, a one-time broker fee, and Virginia lines tax. The policy provides up to $500.0 million of coverage.

The total cost of the policy was capitalized and is being amortized on a straight-line basis over the estimated period to obtain a final and unappealable judgment. Amortization expense associated with the JPI premium is recorded to general and administrative expenses in our consolidated statements of operations. JPI amortization expense was $2.1 million and $3.1 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, $8.3 million of the unamortized balance is classified as ‘Prepaid expenses and other current assets’ while the remaining $12.5 million is classified as 'Other assets’ on our consolidated balance sheets.

Defamation Case

On August 2, 2023, Pegasystems filed a complaint against the Company in the U.S. District Court for the District of Massachusetts. Pegasystems Inc. v. Appian Corporation, 1:23-cv-11776-LTS (D. Mass.). The complaint asserts claims for defamation, trade libel, and violations of the Lanham Act, 15 U.S.C. § 1125(a). On February 20, 2024, the Company answered the complaint, asserted counterclaims against Pegasystems for defamation, trade libel, violations of the Lanham Act, 15 U.S.C. § 1125(a), and violations of Mass. Gen. Laws ch. 93A §§ 2 and 11 and sought a declaratory judgment that Pegasystems was not entitled to the recovery sought in its claims.

The parties exchanged opening expert reports in March 2026. Pegasystems claims up to $41.9 million in damages resulting from its claims, while the Company claims up to $109.5 million in damages from competitive situations related to the counterclaims and up to $2.33 billion in damages from Pegasystems' total profits derived from the conduct at issue in the counterclaims. Motions for summary judgment are due in June 2026, and a jury trial is currently scheduled for November 2026. While the Company believes strongly in its claims and defenses, we are unable to reasonably estimate the likelihood of success for either party or the range of any possible gain or loss to the Company given the uncertainty as to the likelihood, amount, and timing of any potential gain or loss related to our counterclaims or Pegasystems’ claims.

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

Share Repurchase Program

On February 17, 2026, the Board of Directors authorized a program to repurchase up to $50.0 million of our common stock (the “Share Repurchase Program”), effective February 2026 through February 2028. In the first quarter of 2026, we repurchased 0.8 million shares under this program at an average share price of $25.85, totaling an aggregate cost of $21.8 million. As of March 31, 2026, shareholders’ equity included 73.5 million shares outstanding, net of 1.0 million shares of common stock held in treasury.

On May 5, 2026, the Board of Directors approved an additional $50.0 million for the Share Repurchase Program, bringing the total aggregate authorization under the program to $100.0 million. All other terms and conditions of the Share Repurchase Program remain unchanged.

13. Segment and Geographic Information

Operating segments are defined as components of an enterprise for which discrete financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”) for purposes of allocating resources and evaluating financial performance. We have determined our CODM is our Chief Executive Officer.

We have one operating and one reportable segment, representing our consolidated business that helps organizations design, automate, and optimize important business processes from start to finish. We generate revenue from customers primarily through the sale of cloud and other subscriptions bundled with maintenance and support as well as professional services revenue from fees for our consulting services and training related to our platform. Our reportable segment determination is based on our management and internal reporting structure, the nature of the subscriptions and services we offer, and the financial information evaluated regularly by our CODM.

The CODM uses operating income (loss) and net loss reported on the consolidated statements of operations to assess performance for the segment and decide how to allocate resources. In addition, the CODM reviews the expense categories presented on the consolidated statements of operations to manage the Company’s operations. Operating income (loss) and net loss are used to evaluate profitability trends in the business, and the CODM considers budget-to-actual variances for both profit measures when making decisions about allocating capital and resources. Significant segment expenses, which are the expenses included in operating income (loss) and net loss, as well as other segment items such as other income, net and income tax expense are included in the consolidated statements of operations. The CODM does not review any significant segment expense information that differs from the expense presented in the consolidated statements of operations. Further, the measure of segment assets is total assets as reported on the consolidated balance sheets.

The following table summarizes revenue by geography for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Domestic	$126,144	$106,193
International	76,036	60,233
Total	$202,180	$166,426

With respect to geographic information, revenue is attributed to respective geographies based on the contracting address of the customer. The value of our long-lived assets, which are comprised of property and equipment, intangible assets with finite lives, and right-of-use assets, held in the United States and internationally as of March 31, 2026 were $47.4 million and $10.8 million, respectively. As of December 31, 2025, our long-lived assets held in the United States and internationally were $49.0 million and $12.4 million, respectively.

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

The asset or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques maximize the use of relevant observable inputs and minimize the use of unobservable inputs. There were no instruments measured at fair value on a recurring basis using significant unobservable inputs as of March 31, 2026 and December 31, 2025.

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

The carrying amounts of our accounts receivable, accounts payable, and accrued expenses approximate fair value as of March 31, 2026 and December 31, 2025 because of the relatively short duration of these instruments. Additionally, the carrying value of our debt associated with the term loan facility approximates fair value because the interest rates are variable and reset on relatively short durations to the current market rates.

Investments

Our investment portfolio consists largely of debt investments classified as available-for-sale. Changes in the fair value of available-for-sale securities, excluding other-than-temporary impairments, have been recorded in ‘Accumulated other comprehensive loss’ in our consolidated balance sheets. The components of our cash, cash equivalents, and investments as of March 31, 2026 are as follows (in thousands):

	As of March 31, 2026
	Fair Value Measurement				Balance Sheet Classification
	Fair Value Level	Cost Basis	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Investments and Marketable Securities
Cash	Level 1	$114,360	$—	$114,360	$114,360	$—
Money market fund	Level 1	35,665	—	35,665	35,665	—
U.S. Treasury bonds	Level 2	32,017	(31)	31,986	—	31,986
Commercial paper	Level 2	6,295	(8)	6,287	—	6,287
Corporate bonds	Level 2	17,728	(38)	17,690	—	17,690
Total investments		$206,065	$(77)	$205,988	$150,025	$55,963

At December 31, 2025, our investments consisted of the following (in thousands):

	As of December 31, 2025
	Fair Value Measurement				Balance Sheet Classification
	Fair Value Level	Cost Basis	Unrealized Gains	Fair Value	Cash and Cash Equivalents	Short-Term Investments and Marketable Securities
Cash	Level 1	$118,297	$—	$118,297	$118,297	$—
Money market fund	Level 1	17,513	—	17,513	17,513	—
U.S. Treasury bonds	Level 2	26,627	22	26,649	—	26,649
Commercial paper	Level 2	6,147	4	6,151	—	6,151
Corporate bonds	Level 2	18,599	16	18,615	—	18,615
Total investments		$187,183	$42	$187,225	$135,810	$51,415

We did not hold any Level 3 assets at any point during the three months ended March 31, 2026. Additionally, there were no transfers between Levels 1 and 2 during the three months ended March 31, 2026. Interest income on our investments, which is recorded within ‘Other income, net’ on our consolidated statements of operations, totaled $1.5 million and $1.6 million for the three months ended March 31, 2026 and 2025, respectively.

The contractual maturities of our debt securities as of March 31, 2026 and December 31, 2025 were all one year or less. Actual maturities may differ from contractual maturities because borrowers have the right to call or prepay certain obligations.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with (1) our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and (2) the audited consolidated financial statements and the related notes and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2025 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission, or SEC, on February 19, 2026.

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will,” “would,” or the negative or plural of these words or similar expressions or variations, including statements regarding our expectations regarding customer renewals and our future financial and operating performance, expansion of the usage of partners to perform professional services, the increase of our subscriptions revenue as a percentage of total revenue, the fluctuation of gross margin on a quarterly basis, our future capital requirements, and our ability to meet our financial covenants under our Credit Agreement. Such forward-looking statements are subject to a number of risks, uncertainties, assumptions, and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein and those discussed in the section titled “Risk Factors,” set forth in Part I, Item 1A of our Annual Report on Form 10-K filed with the SEC on February 19, 2026 and in our other filings with the SEC. Forward-looking statements should not be relied on as predictions of future events. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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
•Interactive Design. Our visual design tools allow business users, technical experts, and implementation specialists to collaborate on the automation, improvement, and streamlining of existing processes, assisted by AI. This iterative process continues after the initial implementation, allowing our customers to seamlessly evolve and optimize their processes over time.

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

We believe in order to fully realize the value of AI, organizations need to embed AI capabilities directly into workflows. To be effective, AI requires strict controls and defined guardrails that eliminate errors and hallucinations, ensuring AI activities are guided by organizational policies and regulations. As a leader in process automation, we provide the tools and guardrails necessary for AI to deliver repeatable and scalable business value.

The impact of AI also depends on data. Without proprietary data, AI lacks the internal context necessary to help solve specific business problems. Most enterprises today struggle to provide AI with relevant data across systems while still ensuring privacy and maintaining access privileges. Our data fabric is designed to provide the data AI needs, grant secure and performant access to information from across the enterprise, and obviate the need for complex and slow data migrations.

We generate the majority of our revenue from sales of subscriptions, which include (1) cloud subscriptions bundled with maintenance and support and hosting services and (2) other subscriptions, which include self-managed licenses bundled with maintenance and support. Our subscription contracts are priced based primarily on the number of users who access and utilize the applications built on our platform, non-user-based single application licenses, or consumption-based pricing. Our subscription contract terms generally vary from one to three years with most providing for payment in advance on an annual, quarterly, or monthly basis.

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

Our customers primarily include financial services, government, life sciences, insurance, manufacturing, energy, healthcare, telecommunications, and transportation organizations. Generally, our sales team targets its efforts at organizations with over 2,000 employees and $2.0 billion in annual revenue. For the three months ended March 31, 2026 and 2025, revenue generated from U.S. federal government agencies was 25.8% and 23.9% of total revenue, respectively. No single end-customer accounted for more than 10% of our total revenue in the three months ended March 31, 2026 or 2025.

We offer our platform globally. Our platform supports multiple languages to facilitate collaboration and address challenges in multinational organizations. In the three months ended March 31, 2026 and 2025, 37.6% and 36.2%, respectively, of our total revenue was generated from customers outside of the United States. As of March 31, 2026, we operated in 16 countries. We believe we have a significant opportunity to continue to grow our international footprint, and we are investing in new geographies, including through investment in direct and indirect sales channels, professional services, and customer support and implementation partners.

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

•Further Penetration of Existing Customers - Our sales team seeks to generate additional revenue from existing customers by adding new users or application licenses. In addition, we encourage our customers to upgrade to higher service tiers in order to take advantage of incremental functionality. We offer three service tiers ranging from a standard package with entry level features to our premium offering that includes access to features such as process mining and full AI integration. Many of our customers establish Appian as a platform for process automation and expand their use to include application consolidation and legacy application modernization. Generally, the development of new applications on our platform results in the expansion of our user base within an organization and a corresponding increase in revenue. As a result of this “land and expand” strategy, we have generated significant additional revenue from our customer base. Our ability to increase sales to existing customers will depend on a number of factors, including the size of our sales and professional services teams, customers’ level of satisfaction with our platform and professional services, pricing, economic conditions, and our customers’ overall spending levels.

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

Key Metrics

We monitor the following metrics to help us measure and evaluate the effectiveness of our operations. All dollar amounts are presented in thousands.

Cloud Subscriptions Revenue

	Three Months Ended March 31,
	2026	2025	% Change
Cloud subscriptions revenue	$124,511	$99,826	24.7%

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

Cloud Net Annualized Recurring Revenue (“ARR”) Expansion

	As of March 31,
	2026	2025
Cloud net ARR expansion	115%	112%

We believe cloud net ARR expansion provides real-time insight into the growth of our existing customer base and is indicative of our success in the renewal and expansion of cloud subscription agreements with existing customers. To calculate this metric, we define ARR on a customer level as monthly recurring cloud subscriptions revenue multiplied by 12. We then compare the period-end ARR of the previous year’s customer cohort to their ARR at the end of the current period. The cloud net ARR expansion represents the ratio between these two periods. Note for purposes of the calculation, a customer is defined pursuant to our updated methodology, and the calculation is performed on a constant currency basis.

Key Components of Results of Operations

Revenue

We generate revenue primarily through sales of subscriptions to our platform as well as professional services. We typically sell our software on a per-user basis, through non-user-based single application licenses, or consumption-based pricing. We generally bill customers and collect payment for subscriptions to our platform in advance on an annual, quarterly, or monthly basis. In certain instances, we have had customers pay their entire contract value up front.

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

Cost of Revenue

Subscriptions

Cost of subscriptions revenue consists primarily of fees paid to our third-party managed hosting providers and other third-party service providers, personnel costs, including payroll and benefits for our technology operations, customer support, and portions of our information security teams, amortization of acquired technology, and allocated overhead costs. We expect cost of revenue to continue to increase in absolute dollars for the foreseeable future as our customer base grows.

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

Professional Services Gross Margin

Professional services gross margin is affected by the growth in our professional services revenue as compared to the growth in, and timing of, the costs of our professional services organization. Professional services gross margin is also impacted by consultant utilization rates and the amount of services performed by subcontractors and partners as opposed to internal resources. The professional services margins for individual quarters remain subject to fluctuation based on the factors discussed above.

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

We expect sales and marketing expense to increase in absolute dollars as we continue to grow the size of our sales force, invest in acquiring new customers, further expand usage of our platform within our existing customer base, and broaden our efforts to build on our brand reputation as well as increase market awareness of our platform.

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

Our research and development efforts are focused on enhancing the capabilities, speed, and power of our software platform. In 2022, we opened a new product development center in India. Although we expect research and development expense to continue to increase in absolute dollars, as such costs are critical to maintain and improve the quality of applications and our competitive position, we believe our product development center will continue to result in cost savings over time.

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

Results of Operations

The following table sets forth our consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2026	2025
Revenue
Subscriptions	$160,311	$134,352
Professional services	41,869	32,074
Total revenue	202,180	166,426
Cost of revenue
Subscriptions	22,904	18,521
Professional services	31,507	25,519
Total cost of revenue(1)	54,411	44,040
Gross profit	147,769	122,386
Operating expenses
Sales and marketing	64,619	56,310
Research and development	46,324	41,830
General and administrative	33,670	25,080
Total operating expenses(1)	144,613	123,220
Operating income (loss)	3,156	(834)
Other non-operating expense (income)
Other income, net	(84)	(5,716)
Interest expense	4,172	5,318
Total other non-operating expense (income)	4,088	(398)
Loss before income taxes	(932)	(436)
Income tax expense	593	741
Net loss	$(1,525)	$(1,177)
(1) Certain prior period operating expenses have been reclassified to conform to the current period presentation. These changes have been reflected in the table above as well as within our results from operation discussion below. For further information, refer to Note 2 of our consolidated financial statements.

The following table sets forth our consolidated statements of operations data expressed as a percentage of total revenue:

	Three Months Ended March 31,
	2026	2025
Revenue
Subscriptions	79.3%	80.7%
Professional services	20.7	19.3
Total revenue	100.0	100.0
Cost of revenue
Subscriptions	11.3	11.1
Professional services	15.6	15.3
Total cost of revenue*	26.9	26.5
Gross profit	73.1	73.5
Operating expenses
Sales and marketing	32.0	33.8
Research and development	22.9	25.1
General and administrative	16.7	15.1
Total operating expenses*	71.5	74.0
Operating income (loss)	1.6	(0.5)
Other non-operating expense (income)
Other income, net	—	(3.4)
Interest expense	2.1	3.2
Total other non-operating expense (income)*	2.0	(0.2)
Loss before income taxes	(0.5)	(0.3)
Income tax expense	0.3	0.4
Net loss	(0.8)%	(0.7)%
* Totals may not foot due to rounding.

Comparison of the Three Months Ended March 31, 2026 and 2025

Revenue

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Revenue
Subscriptions	$160,311	$134,352	25,959	19.3%
Professional services	41,869	32,074	9,795	30.5%
Total revenue	$202,180	$166,426	$35,754	21.5%

Total revenue increased $35.8 million, or 21.5%, in the three months ended March 31, 2026 compared to the same period in 2025 due to an increase in our subscriptions revenue of $26.0 million coupled with an increase in our professional services revenue of $9.8 million. The increase in subscriptions revenue was driven by a $24.7 million increase in cloud subscriptions revenue and a $1.3 million increase in other subscriptions revenue. With respect to new versus existing customers, there was a $5.1 million increase in subscriptions revenue from sales to new customers, while the remaining $20.8 million of the increase was attributable to expanded deployments, price increases on renewals, and corresponding sales of additional subscriptions to existing customers. The increase in professional services revenue was due primarily to a $5.7 million increase in revenue from sales to new customers along with a $4.1 million increase in sales to existing customers.

Cost of Revenue

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Cost of revenue
Subscriptions	$22,904	$18,521	$4,383	23.7%
Professional services	31,507	25,519	5,988	23.5
Total cost of revenue	$54,411	$44,040	$10,371	23.5%
Gross Profit:
Subscriptions	$137,407	$115,831
Professional services	10,362	6,555
Total gross profit	$147,769	$122,386
Subscriptions gross margin	85.7%	86.2%
Professional services gross margin	24.7%	20.4%
Total gross margin	73.1%	73.5%

Cost of revenue increased $10.4 million, or 23.5%, in the three months ended March 31, 2026 compared to the same period in 2025, primarily due to a $3.6 million increase in hosting costs coupled with a $3.6 million increase in professional services and product support personnel costs and a $2.3 million increase in contractor costs. Hosting costs increased due to an increase in sales of our cloud offering during the three months ended March 31, 2026, while contractor costs increased due to an increase in the usage of subcontractors for professional services engagements. Professional services and product support personnel costs increased due to an increase in salaries and an 18% increase in headcount from March 31, 2025 to March 31, 2026.

Sales and Marketing Expense

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$64,619	$56,310	8,309	14.8%
% of revenue	32.0%	33.8%

Sales and marketing expense increased $8.3 million, or 14.8%, in the three months ended March 31, 2026 compared to the same period in 2025, primarily due to a $5.4 million increase in sales and marketing personnel costs, a $1.5 million increase in travel and entertainment costs, and a $1.1 million increase in marketing expenses. Sales and marketing personnel costs increased due to a 9% increase in headcount from March 31, 2025 to March 31, 2026. Travel and entertainment expenses increased due to increases in airfare and lodging associated with a higher number of in-person events and engagements relative to the prior year. In addition, marketing expenses increased due to higher spend on marketing materials and events relative to the prior year.

Research and Development Expense

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Research and development	$46,324	$41,830	4,494	10.7%
% of revenue	22.9%	25.1%

Research and development expense increased $4.5 million, or 10.7%, in the three months ended March 31, 2026 compared to the same period in 2025. This change is primarily attributable to a $2.6 million increase in research and development personnel costs and a $0.8 million increase in cloud computing and software costs. Research and development personnel costs increased due to a 6% increase in headcount period over period in addition to a $0.7 million increase in stock compensation expense.

General and Administrative Expense

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(dollars in thousands)
General and administrative	$33,670	$25,080	$8,590	34.3%
% of revenue	16.7%	15.1%

General and administrative expense increased $8.6 million, or 34.3%, in the three months ended March 31, 2026 compared to the same period in 2025 primarily due to a $5.9 million increase in professional fees and a $2.4 million increase in general and administrative personnel costs. These increases were partially offset by a $0.8 million decrease in insurance expense. The increase in professional fees was the result of a net $5.2 million increase in legal fees associated with our litigation against Pegasystems. Personnel costs increased largely due to an increase in salaries and an 18% increase in headcount from March 31, 2025 to March 31, 2026 coupled with a $0.7 million increase in stock compensation expense. Insurance expense decreased due to a $1.0 million decrease in amortization expense related to our judgment preservation insurance policy due to a change in the estimated amortization period.

Other Income, Net

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Other income, net	$(84)	$(5,716)	$5,632	(98.5)%
% of revenue	—%	(3.4)%

Other income, net was $0.1 million in the three months ended March 31, 2026 compared to $5.7 million in the three months ended March 31, 2025. This change was primarily due to $1.5 million in foreign exchange losses in the three months ended March 31, 2026 as compared to $4.1 million in foreign exchange gains in the three months ended March 31, 2025.

Interest Expense

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Interest expense	$4,172	$5,318	$(1,146)	(21.5)%
% of revenue	2.1%	3.2%

Interest expense decreased by $1.1 million in the three months ended March 31, 2026 as compared to the corresponding period in 2025 primarily due to a lower effective interest rate and lower outstanding principal compared to the prior year period.

Income Tax Expense

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Income tax expense	$593	$741	$(148)	(20.0)%
% of revenue	0.3%	0.4%

Income tax expense decreased by $0.1 million in the three months ended March 31, 2026 as compared to the corresponding period in 2025. This change was primarily driven by decreased pre-tax book income in certain international subsidiaries for the three months ended March 31, 2026.

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

Our non-GAAP financial performance measures include the following: non-GAAP subscriptions cost of revenue, non-GAAP professional services cost of revenue, non-GAAP total cost of revenue, non-GAAP total operating expense, non-GAAP operating income (loss), non-GAAP income tax expense (benefit), non-GAAP net income (loss), and non-GAAP net income (loss) per share, basic and diluted. These non-GAAP financial performance measures exclude the effect of stock-based compensation expense, unrealized foreign exchange rate gains and losses, certain non-ordinary litigation-related expenses consisting of legal and other professional fees associated with the Pegasystems cases (net of insurance reimbursements), or Litigation Expense, amortization of the judgment preservation insurance policy, or JPI Amortization, and lease impairments and lease-related charges associated with actions taken to reduce the footprint of our leased office spaces, or Lease Impairment and Lease-Related Charges. While some of these items may be recurring in nature and should not be disregarded in the evaluation of our earnings performance, it is useful to exclude such items when analyzing current results and trends compared to other periods as these items can vary significantly from period to period depending on specific underlying transactions or events that may occur. Therefore, while we may incur or recognize these types of expenses in the future, we believe removing these items for purposes of calculating our non-GAAP financial measures provides investors with a more focused presentation of our ongoing operating performance.

We also discuss adjusted EBITDA, a non-GAAP financial performance measure we believe offers a useful view of the overall operation of our business. We define adjusted EBITDA as net loss before (1) other income, net, (2) interest expense, (3) income tax expense, (4) depreciation expense and amortization of intangible assets, (5) stock-based compensation expense, (6) Litigation Expense, (7) JPI Amortization, and (8) Lease Impairment and Lease-Related Charges. The most directly comparable GAAP financial measure to adjusted EBITDA is net loss. Users should consider the limitations of using adjusted EBITDA, including the fact this measure does not provide a complete depiction of our operating performance. Adjusted EBITDA is not intended to purport to be an alternative to net loss as a measure of operating performance or to cash flows from operating activities as a measure of liquidity.

The presentation of these non-GAAP financial measures is not intended to be considered in isolation from, as a substitute for, or superior to the financial information prepared and presented in accordance with GAAP, and our non-GAAP measures may be different from non-GAAP measures used by other companies.

The following tables reconcile our non-GAAP measures to their nearest comparable GAAP measures (in thousands, except per share data):

	GAAP Measure	Stock-Based Compensation	Litigation Expense	JPI Amortization	Lease Impairment and Lease-Related Charges	Unrealized Foreign Exchange Rate Gains and Losses	Non-GAAP Measure
Three Months Ended March 31, 2026
Subscriptions cost of revenue	$22,904	$(559)	$—	$—	$—	$—	22,345
Professional services cost of revenue	31,507	(1,638)	—	—	—	—	29,869
Total cost of revenue	54,411	(2,197)	—	—	—	—	52,214
Sales and marketing expense	64,619	(2,403)	—	—	—	—	62,216
Research and development expense	46,324	(3,735)	—	—	—	—	42,589
General and administrative expense	33,670	(3,554)	(6,948)	(2,055)	(302)	—	20,811
Total operating expense	144,613	(9,692)	(6,948)	(2,055)	(302)	—	125,616
Operating income	3,156	11,889	6,948	2,055	302	—	24,350
Non-operating income	(84)	—	—	—	—	(848)	(932)
Income tax impact of above items	593	507	—	—	—	199	1,299
Net (loss) income	(1,525)	11,382	6,948	2,055	302	649	19,811
Net (loss) income per share, basic(c)	$(0.02)	$0.15	$0.09	$0.03	$—	$0.01	$0.27
Net (loss) income per share, diluted(a,c)	$(0.02)	$0.15	$0.09	$0.03	$—	$0.01	$0.27

Three Months Ended March 31, 2025
Subscriptions cost of revenue	$18,521	$(498)	$—	$—	$—	$—	18,023
Professional services cost of revenue	25,519	(1,456)	—	—	—	—	24,063
Total cost of revenue	44,040	(1,954)	—	—	—	—	42,086
Sales and marketing expense	56,310	(2,246)	—	—	—	—	54,064
Research and development expense	41,830	(3,014)	—	—	—	—	38,816
General and administrative expense	25,080	(2,825)	(1,712)	(3,084)	(312)		17,147
Total operating expense	123,220	(8,085)	(1,712)	(3,084)	(312)	—	110,027
Operating (loss) income	(834)	10,039	1,712	3,084	312	—	14,313
Non-operating (income) expense	(5,716)	—	—	—	—	4,016	(1,700)
Income tax impact of above items	741	455	—	—	—	(267)	929
Net (loss) income	(1,177)	9,584	1,712	3,084	312	(3,749)	9,766
Net (loss) income per share, basic(c)	$(0.02)	$0.13	$0.02	$0.04	$—	$(0.05)	$0.13
Net (loss) income per share, diluted(b,c)	$(0.02)	$0.13	$0.02	$0.04	$—	$(0.05)	$0.13
(a) Accounts for the impact of 0.6 million shares of dilutive securities.
(b) Accounts for the impact of 0.4 million shares of dilutive securities.
(c) Per share amounts do not foot due to rounding.

The following table reconciles GAAP net loss to adjusted EBITDA for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
GAAP net loss	$(1,525)	$(1,177)
Other income, net	(84)	(5,716)
Interest expense	4,172	5,318
Income tax expense	593	741
Depreciation expense and amortization of intangible assets	2,273	2,446
Stock-based compensation expense	11,889	10,039
Litigation Expense	6,948	1,712
JPI Amortization	2,055	3,084
Lease Impairment and Lease-Related Charges	302	312
Adjusted EBITDA	$26,623	$16,759

Liquidity and Capital Resources

The following table presents selected financial information and statistics pertaining to liquidity and capital resources as of March 31, 2026 and December 31, 2025:

	As of
	March 31, 2026	December 31, 2025
Cash and cash equivalents	$150,025	$135,810
Short-term investments and marketable securities	55,963	51,415
Property and equipment, net	30,279	32,087
Working capital*	51,290	67,317
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

The Credit Agreement matures on November 3, 2027. We have been using the proceeds to fund the growth of our business and support our working capital requirements. We are currently in compliance with all covenants, had used borrowing capacity of $62.0 million under our $100.0 million revolving credit facility, and had outstanding letters of credit totaling $7.9 million in connection with securing our leased office space.

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

We have also initiated several share repurchase programs as follows (in thousands except average price paid per share):

Board approval date	Value of shares authorized	Number of shares repurchased	Average price paid per share	Value of shares repurchased
February 2024	$50,000	1,321	$37.86	$49,999
May 2025	$10,000	313	$31.91	$10,000
August 2025	$10,000	327	$30.60	$10,000
February 2026	$50,000	843	$25.85	$21,808

On May 5, 2026, the Board of Directors approved an additional $50.0 million for the Share Repurchase Program, bringing the total aggregate authorization under the program to $100.0 million. All other terms and conditions of the Share Repurchase Program remain unchanged.

Outside of the above items and cash used by operations, other uses of cash in 2026 to date have included capital expenditures related to the expansion of new leased facilities and principal repayments of our term loan debt.

Furthermore, we have a non-cancellable cloud hosting arrangement with AWS that contains provisions for minimum purchase commitments. Specifically, purchase commitments under the agreement total $220.0 million over five years. The agreement, which was originated in July 2021 and amended in October 2024, currently contains minimum annual spending requirements of $44.0 million from November 2024 to October 2029. Spending under this agreement for the three months ended March 31, 2026 and 2025 totaled $16.2 million and $10.4 million, respectively. We expect to meet our minimum annual spending requirement during the term of the arrangement.

Historical Cash Flows

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Beginning cash and cash equivalents	$135,810	$118,552	$17,258	14.6%
Operating activities:
Net loss	(1,525)	(1,177)	(348)	29.6
Stock-based compensation and other non-cash adjustments	15,163	8,358	6,805	81.4
Changes in working capital	35,189	37,785	(2,596)	(6.9)
Net cash provided by operating activities	48,827	44,966	3,861	8.6

Investing activities:
Net cash used by investing activities	(5,283)	(24,077)	18,794	(78.1)

Financing activities:
Net cash used by financing activities	(28,795)	(5,509)	(23,286)	***

Effect of exchange rates	(534)	1,050	(1,584)	***
Net increase in cash and cash equivalents	14,215	16,430	(2,215)	(13.5)
Ending cash and cash equivalents	$150,025	$134,982	$15,043	11.1%
*** Indicates a percentage that is not meaningful.

Operating Activities

Net cash provided by operating activities was $48.8 million for the three months ended March 31, 2026 as compared to $45.0 million of net cash provided by operating activities for the three months ended March 31, 2025. The increase in net cash provided by operating activities was primarily driven by increased cash collections stemming from strong contract bookings in the fourth quarter of 2025 and the first three months of 2026, as well as our continuing cost management activities.

Investing Activities

Net cash used by investing activities was $5.3 million for the three months ended March 31, 2026 as compared to $24.1 million in net cash used by investing activities for the three months ended March 31, 2025. This change was primarily driven by a $26.2 million increase in proceeds from the maturity of investments. This increase was partially offset by a $7.8 million decrease in purchases of short-term investments.

Financing Activities

Net cash used by financing activities was $28.8 million for the three months ended March 31, 2026 as compared to $5.5 million of net cash used by financing activities for the three months ended March 31, 2025. The increase in net cash used by financing activities was primarily due to a $21.8 million increase in repurchases of common stock and a $1.9 million increase in payments for employee taxes related to the net share settlement of equity awards during the three months ended March 31, 2026.

Critical Accounting Estimates

There have been no material changes in our critical accounting estimates from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 19, 2026. We are not aware of any specific events or circumstances that would require us to update our estimates, assumptions, and judgments.

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

Interest Rate Risk

We had cash and cash equivalents of $150.0 million as of March 31, 2026, which consisted of investments in money market funds, cash in readily available checking accounts, overnight repurchase investments, and other marketable securities.

As of March 31, 2026, we had outstanding principal debt of $238.4 million, which carries interest as defined in our Credit Agreement. Refer to Note 8 of the consolidated financial statements for additional details. We assessed our exposure to changes in interest rates by analyzing sensitivity to our operating results, assuming various changes in market interest rates. A hypothetical increase of one percentage point in the interest rate as of March 31, 2026 would increase our interest expense by approximately $2.4 million annually.

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

Foreign Currency Exchange Risk

Our reporting currency is the U.S. dollar. Due to our international operations, we have foreign currency risks related to revenue and operating expenses denominated in currencies other than the U.S. dollar, primarily the British pound sterling, Euro, Australian dollar, and Swiss franc. Our sales contracts are primarily denominated in the local currency of the customer making the purchase. In addition, portions of operating expenses are incurred outside the United States and are denominated in foreign currencies. An increase in the relative value of the U.S. dollar to other currencies will negatively affect revenue and other operating results as expressed in U.S. dollars. Based on a sensitivity analysis, a 10% change in the foreign currency exchange rates for the three months ended March 31, 2026 would have impacted our total revenue by approximately $7.2 million and net loss by approximately $0.7 million. This calculation assumes all currencies change in the same direction and proportion relative to the U.S. dollar.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026. Based on the evaluation of our disclosure controls and procedures as of March 31, 2026, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 1A. RISK FACTORS

Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. In addition to the other information set forth in this Quarterly Report on Form 10-Q, investors should carefully consider the factors described in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 19, 2026. There have been no material changes from the risk factors described in that report.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a.Recent Sales of Unregistered Equity Securities

Not applicable.

b.Use of Proceeds

Not applicable.

c.Issuer Purchases of Equity Securities

Employee Stock Purchase Plan

	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased under the plan(2)
January 1 to January 31, 2026	7,100	$33.43	7,100	704,315
February 1 to February 28, 2026	9,468	$26.01	9,468	694,847
March 1 to March 31, 2026	9,033	$26.93	9,033	685,814
Total	25,601	$28.39	25,601	685,814
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

Share Repurchase Program

	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under the program
February 1 to February 28, 2026	568,170	$25.70	568,170	$35,398,031
March 1 to March 31, 2026	274,726	$26.16	274,726	$28,211,199
Total	842,896	$25.87	842,896	$28,211,199
(1) On February 17, 2026, the Company announced its Board of Directors authorized a program to repurchase up to $50.0 million of our common stock from February 2026 to February 2028.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

The adoption or termination of contracts, instructions, or written plans for the purchase or sale of our securities by our Section 16 officers and directors for the three months ended March 31, 2026, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (“Rule 10b5-1 Plan”), were as follows:

Name	Title	Action	Date Adopted	Expiration Date	Aggregate # of Securities to be Purchased/Sold
Matthew Calkins (1)	Chief Executive Officer and Chairman of the Board	Adoption	03/5/2026	5/28/2027	600,000
(1) Matthew Calkins, Chief Executive Officer and Chairman of the Board of Directors, entered into a prearranged stock trading plan pursuant to Rule 10b5-1 on March 5, 2026. Mr. Calkins’ plan provides for the potential sale of up to 600,000 shares of Appian Class A common stock. The plan commences on June 8, 2026 and expires on the earlier of the completion of all authorized transactions under the plan or May 28, 2027.

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

10.1
Eighth Amendment to Credit Agreement, dated as of February 18, 2026, by and among Appian Corporation, Silicon Valley Bank, a division of First-Citizens Bank & Trust Company, Wells Fargo Bank, N.A., Comerica Bank, MUFG Bank, Ltd., Customers Bank, The Toronto-Dominion Bank, New York Branch, and The Bank of Nova Scotia.
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

APPIAN CORPORATION

May 7, 2026	By:	/s/ Matthew Calkins	/s/ Srdjan Tanjga
		Name: Matthew Calkins	Name: Srdjan Tanjga
		Title: Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	Title: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)