Form 10-Q
period 2026-06-30
APPIAN CORP
filed 2026-08-06
CIK 1441683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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

As of August 3, 2026, there were 40,540,212 shares of the registrant’s Class A common stock and 31,087,385 shares of the registrant’s Class B common stock, each with a par value of $0.0001 per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

APPIAN CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and share data)

	As of
	June 30, 2026	December 31, 2025
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$121,111	$135,810
Short-term investments and marketable securities	46,755	51,415
Accounts receivable, net of allowance of $3,416 and $3,362, respectively	171,162	255,063
Deferred commissions, current	38,026	35,166
Prepaid expenses and other current assets	32,952	41,970
Total current assets	410,006	519,424
Property and equipment, net of accumulated depreciation of $42,933 and $40,747, respectively	30,667	32,087
Goodwill	27,973	28,811
Intangible assets, net of accumulated amortization of $7,710 and $7,301, respectively	588	1,246
Right-of-use assets for operating leases	30,437	28,075
Deferred commissions, net of current portion	67,376	65,199
Deferred tax assets	4,857	4,850
Other assets	13,809	11,703
Total assets	$585,713	$691,395
Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$8,077	$6,655
Accrued expenses	21,662	18,483
Accrued compensation and related benefits	43,035	61,781
Deferred revenue	314,263	341,281
Debt	9,598	9,598
Operating lease liabilities	14,171	13,181
Other current liabilities	1,012	1,128
Total current liabilities	411,818	452,107
Long-term debt	226,429	231,228
Non-current operating lease liabilities	45,128	45,693
Deferred revenue, non-current	7,208	8,962
Other non-current liabilities	311	398
Total liabilities	690,894	738,388
Stockholders’ deficit
Class A common stock—par value $0.0001; 500,000,000 shares authorized as of June 30, 2026 and December 31, 2025 and 43,504,355 and 43,408,828 shares issued as of June 30, 2026 and December 31, 2025, respectively	4	4
Class B common stock—par value $0.0001; 100,000,000 shares authorized as of June 30, 2026 and December 31, 2025 and 31,087,385 and 31,088,085 shares issued as of June 30, 2026 and December 31, 2025, respectively	3	3
Treasury stock at cost, 2,795,084 and 542,288 shares as of June 30, 2026 and December 31, 2025, respectively	(70,391)	(16,935)
Additional paid-in capital	623,090	617,318
Accumulated other comprehensive loss	(33,624)	(36,462)
Accumulated deficit	(624,263)	(610,921)
Total stockholders’ deficit	(105,181)	(46,993)
Total liabilities and stockholders’ deficit	$585,713	$691,395

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPIAN CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue
Subscriptions	$157,682	$132,657	$317,993	$267,009
Professional services	45,574	37,983	87,443	70,057
Total revenue	203,256	170,640	405,436	337,066
Cost of revenue
Subscriptions	25,409	20,707	48,313	39,228
Professional services	33,104	28,247	64,611	53,766
Total cost of revenue	58,513	48,954	112,924	92,994
Gross profit	144,743	121,686	292,512	244,072
Operating expenses
Sales and marketing	70,113	62,157	134,732	118,467
Research and development	47,305	42,655	93,629	84,485
General and administrative	32,765	27,858	66,435	52,938
Total operating expenses	150,183	132,670	294,796	255,890
Operating loss	(5,440)	(10,984)	(2,284)	(11,818)
Other non-operating expense (income)
Other expense (income), net	827	(17,564)	743	(23,280)
Interest expense	3,780	5,319	7,952	10,637
Total other non-operating expense (income)	4,607	(12,245)	8,695	(12,643)
(Loss) income before income taxes	(10,047)	1,261	(10,979)	825
Income tax expense	1,770	1,573	2,363	2,314
Net loss	$(11,817)	$(312)	$(13,342)	$(1,489)
Net loss per Class A and Class B share:
Basic and diluted	$(0.16)	$(0.00)	$(0.18)	$(0.02)
Weighted average common shares outstanding:
Basic and diluted	72,896	74,202	73,348	74,148

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPIAN CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss	$(11,817)	$(312)	$(13,342)	$(1,489)
Comprehensive loss, net of income taxes
Foreign currency translation adjustments	2,561	(19,641)	2,968	(23,357)
Unrealized losses on available-for-sale securities	(11)	(41)	(130)	(58)
Other comprehensive loss, net of income taxes	$(9,267)	$(19,994)	$(10,504)	$(24,904)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPIAN CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
(unaudited, in thousands, except share data)

			Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total Stockholders' Deficit
	Common Stock
	Shares	Amount
Balance, December 31, 2025	73,954,625	$7	$617,318	$(36,462)	$(610,921)	$(16,935)	$(46,993)
Net loss	—	—	—	—	(1,525)	—	(1,525)
Issuance of common stock to directors	5,416	—	—	—	—	—	—
Vesting of restricted stock units	336,372	—	(8,032)	—	—	9,591	1,559
Exercise of stock options	59,665	—	630	—	—	—	630
Repurchase of common stock	(842,896)	—	—			(21,808)	(21,808)
Stock-based compensation expense	—	—	8,882	—	—	—	8,882
Other comprehensive gain	—	—	—	288	—	—	288
Balance, March 31, 2026	73,513,182	$7	$618,798	$(36,174)	$(612,446)	$(29,152)	$(58,967)
Net loss	—	—	—	—	(11,817)	—	(11,817)
Issuance of common stock to directors	7,776	—	—	—	—	—	—
Vesting of restricted stock units	101,616	—	(3,992)	—	—	2,689	(1,303)
Exercise of stock options	21,970	—	246	—	—	—	246
Repurchase of common stock	(1,847,888)	—	—	—	—	(43,928)	(43,928)
Stock-based compensation expense	—	—	8,038	—	—	—	8,038
Other comprehensive gain	—	—	—	2,550	—	—	2,550
Balance, June 30, 2026	71,796,656	$7	$623,090	$(33,624)	$(624,263)	$(70,391)	$(105,181)

			Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total Stockholders' Deficit
	Common Stock
	Shares	Amount
Balance, December 31, 2024	74,028,786	$7	$591,281	$(11,774)	$(612,154)	$—	$(32,640)
Net loss	—	—	—	—	(1,177)	—	(1,177)
Issuance of common stock to directors	4,735	—	—	—	—	—	—
Vesting of restricted stock units	167,726	—	(3,199)	—	—	—	(3,199)
Exercise of stock options	18,953	—	190	—	—	—	190
Stock-based compensation expense	—	—	8,814	—	—	—	8,814
Other comprehensive loss	—	—	—	(3,733)	—	—	(3,733)
Balance, March 31, 2025	74,220,200	$7	$597,086	$(15,507)	$(613,331)	$—	$(31,745)
Net loss	—	—	—	—	(312)	—	(312)
Issuance of common stock to directors	5,686	—	—	—	—	—	—
Vesting of restricted stock units	77,082	—	(1,269)	—	—	—	(1,269)
Exercise of stock options	30,880	—	314	—	—	—	314
Repurchase of common stock	(313,160)	—	—	—	—	(10,000)	(10,000)
Stock-based compensation expense	—	—	8,953	—	—	—	8,953
Other comprehensive loss	—	—	—	(19,682)	—	—	(19,682)
Balance, June 30, 2025	74,020,688	$7	$605,084	$(35,189)	$(613,643)	$(10,000)	$(53,741)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPIAN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net loss	$(13,342)	$(1,489)
Adjustments to reconcile net loss to net cash provided by operating activities
Stock-based compensation	22,449	20,732
Depreciation expense and amortization of intangible assets	4,780	4,970
Bad debt expense	634	550
Amortization of debt issuance costs	300	300
Benefit for deferred income taxes	(68)	(689)
Foreign currency transaction losses (gains), net	3,372	(20,659)
Changes in assets and liabilities
Accounts receivable	82,946	49,720
Prepaid expenses and other assets	6,991	10,174
Deferred commissions	(5,037)	3,228
Accounts payable and accrued expenses	4,298	7,559
Accrued compensation and related benefits	(17,348)	(3,811)
Other current and non-current liabilities	(538)	(277)
Deferred revenue	(26,590)	(25,611)
Operating lease assets and liabilities, net	(1,938)	(1,671)
Net cash provided by operating activities	60,909	43,026
Cash flows from investing activities
Proceeds from maturities of investments	49,079	27,985
Purchases of investments	(44,866)	(59,281)
Purchases of property and equipment	(2,491)	(1,797)
Net cash provided by (used by) investing activities	1,722	(33,093)
Cash flows from financing activities
Debt repayments	(5,000)	(5,000)
Repurchases of common stock	(65,736)	(10,000)
Payments for employee taxes related to the net share settlement of equity awards	(6,395)	(4,469)
Proceeds from exercise of common stock options	876	504
Net cash used by financing activities	(76,255)	(18,965)
Effect of foreign exchange rate changes on cash and cash equivalents	(1,075)	2,687
Net decrease in cash and cash equivalents	(14,699)	(6,345)
Cash and cash equivalents at beginning of period	135,810	118,552
Cash and cash equivalents at end of period	$121,111	$112,207

Supplemental disclosure of cash flow information
Cash paid for interest	$7,338	$10,023
Cash paid for income taxes	$2,542	$1,997
Supplemental disclosure of non-cash investing and financing activities
Accrued capital expenditures	$408	$54
Operating lease liabilities arising from obtaining right-of-use assets	$5,370	$—
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

Reclassifications

During the fourth quarter of 2025, the Company reclassified certain information technology, cybersecurity, and facility operating expenses from general and administrative expenses to cost of revenue, research and development, and sales and marketing expense. Amounts for the three and six months ended June 30, 2025 have been reclassified to conform to the current period presentation. The revised presentation did not result in any changes to previously reported revenues, operating loss, (loss) income before income taxes, net loss, or net loss per share.

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

Revenue generated from U.S. federal government agencies was 26.1% and 26.0% of total revenue for the three and six months ended June 30, 2026, respectively. Additionally, 38.2% and 37.9% of our revenue during the three and six months ended June 30, 2026, respectively, was generated from international customers. For the three and six months ended June 30, 2025, revenue generated from U.S. federal government agencies was 25.9% and 24.9% of total revenue, respectively. Additionally, 38.4% and 37.3% of our revenue during the three and six months ended June 30, 2025, respectively, was generated from international customers.

No single end-customer accounted for more than 10% of our total revenue in the three and six months ended June 30, 2026 or 2025. As of June 30, 2026 and December 31, 2025, we had one reseller whose accounts receivable balance comprised 14.7% and 13.4% of total accounts receivable, respectively.

Cash and Cash Equivalents

We consider all highly liquid investments with original maturities of three months or less, as well as overnight repurchase agreements, to be cash equivalents.

Allowance for Expected Credit Losses

Accounts receivable and unbilled revenue are stated at realizable value, net of an allowance for expected credit losses. The allowance is based on our assessment of the collectability of accounts and incorporates an estimation of expected lifetime credit losses on our receivables. We regularly review the composition of our accounts receivable aging, historical bad debts, changes in payment patterns, customer creditworthiness, post-balance sheet date collection activity, and current economic trends that affect collectability. If the financial condition of our customers were to deteriorate, resulting in their inability to make required payments, additional provisions for expected credit losses would be required and would increase bad debt expense. The allowance for doubtful accounts totaled $3.4 million as of each of June 30, 2026 and December 31, 2025.

Deferred Commissions

We capitalize costs of obtaining a contract with a customer, which consist of sales commissions paid to our sales team and the associated incremental payroll taxes. These costs are recorded as deferred commissions in the consolidated balance sheets. Costs to obtain a subscription contract for a new customer or upsell an existing customer’s subscription are amortized over an estimated economic life of five years as sales commissions on initial sales are not commensurate with sales commissions on contract renewals. Commissions paid relating to contract renewals are deferred and amortized over the related renewal period. We determine the estimated economic life based on both qualitative and quantitative factors such as expected renewals, product life cycles, contractual terms, and customer attrition. We periodically review the carrying amount of deferred contract acquisition costs to determine whether events or changes in circumstances have occurred that could impact the estimated economic life. Costs to obtain a contract for professional services arrangements are expensed as incurred as the contractual periods of our professional services arrangements are generally one year or less.

Amortization associated with deferred commissions is recorded to sales and marketing expense in our consolidated statements of operations. Total commission expense was $12.7 million and $24.0 million for the three and six months ended June 30, 2026, respectively. Total commission expense was $12.8 million and $25.0 million for the three and six months ended June 30, 2025, respectively.

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

Recent Accounting Pronouncements

Adopted

In the first quarter of 2026, we adopted ASU 2025-05, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient allowing companies to assume the conditions at the balance sheet date remain unchanged over the life of the asset when estimating expected credit losses for current classified accounts receivable and contract assets. Adopting this provision did not impact the calculation of our expected credit loss for our current accounts receivable, our results of operations, cash flows, and financial condition.

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

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270) Narrow-Scope Improvements, which is intended to improve the navigability of the guidance in ASC 270 - Interim Reporting and clarify when it applies. Under the amendments, an entity is subject to ASC 270 if it provides interim financial statements and notes in accordance with U.S. GAAP. ASU 2025-11 also addresses the form and content of such financial statements, in addition to interim disclosure requirements. The guidance also establishes a principle under which companies must disclose events since the end of the last annual reporting period that have a material impact on the entity. The new guidance will be effective for our interim periods beginning in the first quarter of 2028. Early adoption is permitted.

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

The following table summarizes revenue recorded during the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cloud subscriptions	$131,667	$106,915	$256,178	$206,741
Other subscriptions	26,015	25,742	61,815	60,268
Total subscriptions	157,682	132,657	317,993	267,009
Professional services	45,574	37,983	87,443	70,057
Total revenue	$203,256	$170,640	$405,436	$337,066

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

Significant Judgments and Estimates

Determining the Transaction Price

The transaction price is the total amount of consideration we expect to receive in exchange for the service offerings in a contract and may include both fixed and variable components. Variable consideration is included in the transaction price to the extent it is probable a significant reversal will not occur. The amount of variable consideration excluded from the transaction price for the three and six months ended June 30, 2026 and 2025 was immaterial. Our estimates of variable consideration are also subject to subsequent true-up adjustments and may result in changes to transaction prices; however, such true-up adjustments are not expected to be material.

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

The following table sets forth our contract asset and contract liability balances (in thousands):

	As of
	June 30, 2026	December 31, 2025	June 30, 2025	December 31, 2024
Contract assets, current*	$7,788	$10,877	$10,376	$12,933
Contract assets, non-current*	191	208	211	643
Total contract assets	$7,979	$11,085	$10,587	$13,576

Deferred revenue, current	$314,263	$341,281	$264,917	$281,760
Deferred revenue, non-current	7,208	8,962	10,798	5,477
Total contract liabilities	$321,471	$350,243	$275,715	$287,237
* Current and non-current contract assets are reported as components of the ‘Prepaid expenses and other current assets’ and ‘Other assets’ line items, respectively, in our consolidated balance sheets.

Revenue recognized from amounts included in contract liabilities at the beginning of the period totaled $234.8 million and $202.8 million for the six months ended June 30, 2026 and 2025, respectively.

Transaction Price Allocated to the Remaining Performance Obligations

As of June 30, 2026, we had an aggregate transaction price of $625.3 million allocated to unsatisfied performance obligations. We expect to recognize $428.8 million of this balance as revenue over the next 12 months with the remaining amount recognized thereafter.

4. Leases

As of June 30, 2026, our lease portfolio consists entirely of operating leases for corporate offices. Our operating leases have remaining lease terms with various expiration dates through 2031, and some leases include options to extend the term for up to an additional 10 years.

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

The following table sets forth the components of lease expense for the three and six months ended June 30, 2026 and 2025 (in thousands, exclusive of sublease income):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating lease cost	$2,556	$2,615	$4,919	$5,008
Short-term lease cost	247	282	453	532
Variable lease cost	1,536	1,244	3,197	2,616
Total	$4,339	$4,141	$8,569	$8,156

Sublease income totaled $0.3 million and $0.6 million for the three and six months ended June 30, 2026, respectively. Sublease income totaled $0.3 million and $0.7 million for the three and six months ended June 30, 2025, respectively.

Supplemental Lease Information

Supplemental balance sheet information related to operating leases as of June 30, 2026 and December 31, 2025 is presented in the following table (in thousands, except for lease term and discount rate):

	As of
	June 30, 2026	December 31, 2025
Right-of-use assets for operating leases	$30,437	$28,075

Operating lease liabilities, current	$14,171	$13,181
Operating lease liabilities, net of current portion	45,128	45,693
Total operating lease liabilities	$59,299	$58,874

Weighted average remaining lease term (in years)	5.0	5.5

Weighted average discount rate	9.2%	9.4%

Supplemental cash flow and expense information related to operating leases for the three and six months ended June 30, 2026 and 2025 is shown below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating cash outflows for operating leases	$3,414	$3,248	$6,824	$6,441

Amortization of operating lease right-of-use assets	1,211	947	2,254	1,857
Interest expense on operating lease liabilities	1,345	1,466	2,665	2,949

Non-cash operating lease liabilities arising from obtaining right-of-use assets	5,370	—	5,370	—

A summary of our future minimum lease commitments under non-cancellable operating leases as of June 30, 2026 is shown below (in thousands):

Operating Leases
2026 (excluding the six months ended June 30, 2026)	$7,633
2027	15,007
2028	14,096
2029	14,098
2030	14,140
Thereafter	10,842
Total lease payments	75,816
Less: imputed interest	(16,517)
Total	$59,299

5. Goodwill and Intangible Assets

The following table details the changes in goodwill during the six months ended June 30, 2026 and fiscal year ended December 31, 2025 (in thousands):

Carrying Amount
Balance as of December 31, 2024	$25,555
Foreign currency translation adjustments	3,256
Balance as of December 31, 2025	28,811
Foreign currency translation adjustments	(838)
Balance as of June 30, 2026	$27,973

Intangible assets, net consisted of the following as of June 30, 2026 and December 31, 2025 (in thousands):

	As of
	June 30, 2026	December 31, 2025
Developed technology	$7,318	$7,537
Customer relationships	980	1,010
Intangible assets, gross	8,298	8,547
Less: accumulated amortization	(7,710)	(7,301)
Intangible assets, net	$588	$1,246

Intangible amortization expense was $0.3 million and $0.6 million for each of the three and six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, the weighted average remaining amortization periods for developed technology and customer relationships were approximately 0.2 years and 4.8 years, respectively.

The following table shows the projected annual amortization expense related to amortizable intangible assets as of June 30, 2026 (in thousands):

Projected Amortization
2026 (excluding the six months ended June 30, 2026)	$178
2027	98
2028	98
2029	98
2030	72
Thereafter	44
Total projected amortization expense	$588

6. Property and Equipment, net

Property and equipment, net consisted of the following as of June 30, 2026 and December 31, 2025 (in thousands):

	As of
	June 30, 2026	December 31, 2025
Leasehold improvements	$55,558	$55,465
Office furniture and fixtures	4,644	4,616
Computer software and hardware	10,111	10,504
Internally developed software	1,341	1,341
Equipment	218	218
Work in process	1,728	690
Property and equipment, gross	73,600	72,834
Less: accumulated depreciation	(42,933)	(40,747)
Property and equipment, net	$30,667	$32,087

Depreciation expense totaled $2.2 million and $4.1 million for the three and six months ended June 30, 2026, respectively. Depreciation expense totaled $2.2 million and $4.4 million for the three and six months ended June 30, 2025, respectively. We disposed of $0.2 million and $0.7 million worth of fully depreciated equipment during the three and six months ended June 30, 2026. We had no disposals or retirements during the three and six months ended June 30, 2025.

7. Accrued Expenses

Accrued expenses consisted of the following as of June 30, 2026 and December 31, 2025 (in thousands):

	As of
	June 30, 2026	December 31, 2025
Hosting costs and license fees	$7,296	$6,570
Legal costs	2,257	1,438
Reimbursable employee expenses	2,118	1,123
Contract labor costs	2,016	2,600
Audit and tax expenses	1,517	1,818
Marketing and tradeshow expenses	1,536	892
Taxes payable	931	1,953
Other accrued expenses	3,991	2,089
Total accrued expenses	$21,662	$18,483

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

On August 5, 2026, we entered into a new Senior Secured Credit Agreement providing for aggregate commitments of $300.0 million, consisting of a $240.0 million revolving credit facility and a $60.0 million term loan facility. The proceeds from the new facility, which matures on August 5, 2031, were used to refinance the Company’s existing indebtedness and will provide ongoing liquidity for working capital requirements, general corporate purposes, and other strategic initiatives. In connection with closing, we reduced our cash balance by $36.6 million to reduce our indebtedness. As of August 5, 2026, we had used borrowing capacity of $140.0 million under our $240.0 million revolving credit facility and had $60.0 million outstanding on the term loan facility.

The foregoing description of the new Senior Secured Credit Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the new Senior Secured Credit Agreement, to be filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ending September 30, 2026.

The following table summarizes outstanding debt balances (in thousands):

	As of
	June 30, 2026	December 31, 2025
Borrowings under revolving credit facility	$62,000	$62,000
Secured term loan facility	174,563	179,563
Less: Debt issuance costs (1)	(536)	(737)
Total debt, net of debt issuance costs	$236,027	$240,826

Debt, current	$9,598	$9,598
Long-term debt	226,429	231,228
Total debt	$236,027	$240,826
(1) Deferred debt issuance costs associated with the term loan facility are recorded net of the debt obligation and amortized to interest expense over the term of the Credit Agreement.

As of June 30, 2026, we were in compliance with all covenants contained in the Credit Agreement. In addition, we had $62.0 million outstanding under our $100.0 million revolving credit facility, and we had outstanding letters of credit totaling $7.8 million in connection with securing leased office spaces.

9. Income Taxes

The provision for income taxes is based upon the estimated annual effective tax rates for the year applied to the current period income before tax plus the tax effect of any significant or unusual items, discrete events, or changes in tax law. Our operating subsidiaries are exposed to statutory effective tax rates ranging from zero to approximately 35%. Fluctuations in the distribution of pre-tax income among our operating subsidiaries can lead to fluctuations of the effective tax rate in the consolidated financial statements. For the three and six months ended June 30, 2026, the actual effective tax rates were (17.6)% and (21.5)%, respectively. For the three and six months ended June 30, 2025, the actual effective tax rates were 124.7% and 280.5%, respectively. The change in the effective tax rates for each period as compared to the same period in the prior year was primarily due to a net loss position in 2026, compared to a breakeven position in 2025.

As of June 30, 2026, our net unrecognized tax benefits totaled $8.8 million, which if recognized would result in no net effect on the effective tax rate due to a valuation allowance. The amount of reasonably possible unrecognized tax benefits that could decrease over the next 12 months due to the expiration of certain statutes of limitations or settlements of tax audits is not material to our consolidated financial statements.

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

We account for forfeitures of our stock-based awards as they occur rather than estimating expected forfeitures. As of June 30, 2026, the total compensation cost related to unvested stock options not yet recognized, which relates exclusively to the 2022 CEO option grant, was $0.1 million and will be recognized over a weighted average period of 0.1 years. Total unrecognized compensation cost related to unvested RSUs was approximately $46.9 million, which will be recognized over a weighted average period of 1.7 years.

Our annual bonus program provides eligible employees with the option to receive all or a portion of their earned annual bonuses, otherwise payable in cash, in the form of RSUs. The RSUs are granted by our Board of Directors during the first quarter of the following year and are fully vested upon grant. The portion of the annual bonus to be paid in the form of RSUs is recorded as stock-based compensation expense while the related obligations are recorded as liabilities in the ‘Accrued compensation and related benefits’ line item on our consolidated balance sheets. During the three and six months ended June 30, 2026, we recognized $2.1 million and $4.9 million of stock-based compensation related to this program, respectively. During the three and six months ended June 30, 2025, we recognized $1.7 million and $2.9 million of stock-based compensation related to this program, respectively.

The following table summarizes the components of our stock-based compensation expense for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of revenue
Subscriptions	$497	$418	$1,056	$916
Professional services	1,520	1,400	3,158	2,856
Operating expenses
Sales and marketing	1,963	2,087	4,366	4,333
Research and development	3,382	3,357	7,117	6,371
General and administrative	3,198	3,431	6,752	6,256
Total stock-based compensation expense	$10,560	$10,693	$22,449	$20,732

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

The following outstanding securities, prior to the use of the treasury stock method, have been excluded from the computation of diluted weighted-average shares outstanding for the respective periods below because they would have been antidilutive to loss per share:

	Three and six months ended June 30,
	2026	2025
Stock options	862,331	1,005,696
Non-vested restricted stock units	2,335,627	1,401,959

12. Commitments, Contingencies, and Other Matters

Minimum Purchase Commitments

We have a non-cancellable cloud hosting arrangement with Amazon Web Services (“AWS”) that contains provisions for minimum purchase commitments. Specifically, purchase commitments under the agreement total $220.0 million over five years. The agreement, which originated in July 2021 and was amended in October 2024, currently contains minimum annual spending requirements of $44.0 million from November 2024 to October 2029. Spending under this agreement for the three and six months ended June 30, 2026 totaled $17.2 million and $33.4 million, respectively. Spending under this agreement for the three and six months ended June 30, 2025 totaled $12.9 million and $23.3 million, respectively. The timing of payments under the agreement may vary, but we expect to meet our minimum annual spending requirement during the term of the arrangement.

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

The total cost of the policy was capitalized and is being amortized on a straight-line basis over the estimated period to obtain a final and unappealable judgment. Amortization expense associated with the JPI premium is recorded to general and administrative expenses in our consolidated statements of operations. JPI amortization expense was $2.0 million and $4.0 million for the three and six months ended June 30, 2026, respectively. JPI amortization expense was $3.1 million and $6.2 million for the three and six months ended June 30, 2025, respectively. As of June 30, 2026, $6.9 million of the unamortized balance is classified as ‘Prepaid expenses and other current assets’ while the remaining $12.0 million is classified as 'Other assets’ on our consolidated balance sheets.

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

The parties exchanged opening expert reports in March 2026. Pegasystems claims up to $41.9 million in damages resulting from its claims, while the Company claims up to $109.5 million in damages from competitive situations related to the counterclaims and up to $2.33 billion in damages from Pegasystems' total profits derived from the conduct at issue in the counterclaims. A hearing on summary judgment motions was held on July 24, 2026 and a jury trial is currently scheduled for November 2026. While the Company believes strongly in its claims and defenses, we are unable to reasonably estimate the likelihood of success for either party or the range of any possible gain or loss to the Company given the uncertainty as to the likelihood, amount, and timing of any potential gain or loss related to our counterclaims or Pegasystems’ claims.

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

Share Repurchase Program

On February 17, 2026, the Board of Directors authorized a program to repurchase up to $50.0 million of our common stock (the “Share Repurchase Program”), effective February 2026 through February 2028. On May 5, 2026, the Board of Directors approved an additional $50.0 million for the Share Repurchase Program, bringing the total aggregate authorization under the program to $100.0 million. All other terms and conditions of the Share Repurchase Program remain unchanged. In the second quarter of 2026, we repurchased 1.8 million shares under this program at an average share price of $23.75, totaling an aggregate cost of $43.9 million. As of June 30, 2026, shareholders’ equity included 71.8 million shares outstanding, net of 2.8 million shares of common stock held in treasury.

13. Segment and Geographic Information

Operating segments are defined as components of an enterprise for which discrete financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”) for purposes of allocating resources and evaluating financial performance. We have determined our CODM is our CEO.

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

The CODM uses operating loss and net loss reported on the consolidated statements of operations to assess performance for the segment and decide how to allocate resources. In addition, the CODM reviews the expense categories presented on the consolidated statements of operations to manage the Company’s operations. Operating loss and net loss are used to evaluate profitability trends in the business, and the CODM considers budget-to-actual variances for both profit measures when making decisions about allocating capital and resources. Significant segment expenses, which are the expenses included in operating loss and net loss, as well as other segment items such as other expense (income), net and income tax expense are included in the consolidated statements of operations. The CODM does not review any significant segment expense information that differs from the expense presented in the consolidated statements of operations. Further, the measure of segment assets is total assets as reported on the consolidated balance sheets.

The following table summarizes revenue by geography for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Domestic	$125,535	$105,193	$251,679	$211,386
International	77,721	65,447	153,757	125,680
Total	$203,256	$170,640	$405,436	$337,066

With respect to geographic information, revenue is attributed to respective geographies based on the contracting address of the customer. The value of our long-lived assets, which are comprised of property and equipment, intangible assets with finite lives, and right-of-use assets, held in the United States and internationally as of June 30, 2026 were $47.5 million and $14.2 million, respectively. As of December 31, 2025, our long-lived assets held in the United States and internationally were $49.0 million and $12.4 million, respectively.

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

The asset or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques maximize the use of relevant observable inputs and minimize the use of unobservable inputs. There were no instruments measured at fair value on a recurring basis using significant unobservable inputs as of June 30, 2026 and December 31, 2025.

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

The carrying amounts of our accounts receivable, accounts payable, and accrued expenses approximate fair value as of June 30, 2026 and December 31, 2025 because of the relatively short duration of these instruments. Additionally, the carrying value of our debt associated with the term loan facility approximates fair value because the interest rates are variable and reset on relatively short durations to the current market rates.

Investments

Our investment portfolio consists largely of debt investments classified as available-for-sale. Changes in the fair value of available-for-sale securities, excluding other-than-temporary impairments, have been recorded in ‘Accumulated other comprehensive loss’ in our consolidated balance sheets. The components of our cash, cash equivalents, and investments as of June 30, 2026 are as follows (in thousands):

	As of June 30, 2026
	Fair Value Measurement				Balance Sheet Classification
	Fair Value Level	Cost Basis	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Investments and Marketable Securities
Cash	Level 1	$110,660	$—	$110,660	$110,660	$—
Money market fund	Level 1	10,451	—	10,451	10,451	—
U.S. Treasury bonds	Level 2	28,418	(57)	28,361	—	28,361
Commercial paper	Level 2	4,250	(3)	4,247	—	4,247
Corporate bonds	Level 2	14,175	(28)	14,147	—	14,147
Total investments		$167,954	$(88)	$167,866	$121,111	$46,755

At December 31, 2025, our investments consisted of the following (in thousands):

	As of December 31, 2025
	Fair Value Measurement				Balance Sheet Classification
	Fair Value Level	Cost Basis	Unrealized Gains	Fair Value	Cash and Cash Equivalents	Short-Term Investments and Marketable Securities
Cash	Level 1	$118,297	$—	$118,297	$118,297	$—
Money market fund	Level 1	17,513	—	17,513	17,513	—
U.S. Treasury bonds	Level 2	26,627	22	26,649	—	26,649
Commercial paper	Level 2	6,147	4	6,151	—	6,151
Corporate bonds	Level 2	18,599	16	18,615	—	18,615
Total investments		$187,183	$42	$187,225	$135,810	$51,415

We did not hold any Level 3 assets at any point during the three and six months ended June 30, 2026. Additionally, there were no transfers between Levels 1 and 2 during the six months ended June 30, 2026. Interest income on our investments, which is recorded within ‘Other expense (income), net’ on our consolidated statements of operations, totaled $1.5 million and $3.0 million for the three and six months ended June 30, 2026, respectively. Interest income on our investments totaled $2.0 million and $3.6 million for the three and six months ended June 30, 2025, respectively.

The contractual maturities of our debt securities as of June 30, 2026 and December 31, 2025 were all one year or less. Actual maturities may differ from contractual maturities because borrowers have the right to call or prepay certain obligations.

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

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will,” “would,” or the negative or plural of these words or similar expressions or variations, including statements regarding our expectations regarding customer renewals and our future financial and operating performance, expansion of the usage of partners to perform professional services, the fluctuation of gross margin on a quarterly basis, our future capital requirements, and our ability to meet our financial covenants under our Credit Agreement. Such forward-looking statements are subject to a number of risks, uncertainties, assumptions, and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein and those discussed in the section titled “Risk Factors,” set forth in Part I, Item 1A of our Annual Report on Form 10-K filed with the SEC on February 19, 2026 and in our other filings with the SEC. Forward-looking statements should not be relied on as predictions of future events. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

We have invested in our professional services organization to help ensure customers are able to build and deploy applications on our platform. We also have several strategic partnerships, including with Accenture, Capgemini, Deloitte, Indra Group, KPMG, PwC, and TCS, which allow them to refer customers to us in order to purchase software subscriptions. Our partners then provide professional services directly to the customers using our software. Additionally, they often go to market with their own pre-built solutions using our platform, delivering software license revenue to us. We intend to continue to invest in both our professional services group and strategic partnerships to drive increased adoption of our platform. We believe our investment in professional services, including strategic partners building their practices around Appian, will drive increased adoption of our platform.

Our customers primarily include financial services, government, life sciences, insurance, manufacturing, energy, healthcare, telecommunications, and transportation organizations. Generally, our sales team targets its efforts at organizations with over 2,000 employees and $2.0 billion in annual revenue. For the three and six months ended June 30, 2026, revenue generated from U.S. federal government agencies was 26.1% and 26.0% of total revenue, respectively. For the three and six months ended June 30, 2025, revenue generated from U.S. federal government agencies was 25.9% and 24.9% of total revenue, respectively. No single end-customer accounted for more than 10% of our total revenue in the three and six months ended June 30, 2026 or 2025.

We offer our platform globally. Our platform supports multiple languages to facilitate collaboration and address challenges in multinational organizations. In the three and six months ended June 30, 2026, 38.2% and 37.9%, respectively, of our total revenue was generated from customers outside of the United States as compared to 38.4% and 37.3% in the three and six months ended June 30, 2025, respectively. As of June 30, 2026, we operated in 16 countries. We believe we have a significant opportunity to continue to grow our international footprint, and we are investing in new geographies, including through investment in direct and indirect sales channels, professional services, and customer support and implementation partners.

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

Key Metrics

We monitor the following metrics to help us measure and evaluate the effectiveness of our operations. All dollar amounts are presented in thousands.

Cloud Subscriptions Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	% Change	2026	2025	% Change
Cloud subscriptions revenue	$131,667	$106,915	23.2%	$256,178	$206,741	23.9%

Cloud subscriptions revenue includes cloud subscriptions bundled with maintenance and support and hosting services. Our cloud subscriptions revenue is primarily determined by the number of users who access and utilize the applications built on our platform or by the number of application licenses purchased, as well as the price paid. We believe increasing cloud subscriptions revenue is an indicator of the demand for our platform, the pace at which the market for our solutions is growing, the productivity of our sales team and strategic relationships in growing our customer base, and our ability to further penetrate our existing customer base.

Cloud Net Annualized Recurring Revenue (“ARR”) Expansion

	As of June 30,
	2026	2025
Cloud net ARR expansion	115%	113%

We believe cloud net ARR expansion provides real-time insight into the growth of our existing customer base and is indicative of our success in the renewal and expansion of cloud subscription agreements with existing customers. To calculate this metric, we define ARR on a customer level as monthly recurring cloud subscriptions revenue multiplied by 12. We then compare the period-end ARR of the previous year’s customer cohort to their ARR at the end of the current period. The cloud net ARR expansion represents the ratio between these two periods. The cloud net ARR expansion calculation is performed on a constant currency basis.

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

Operating Expenses

Operating expenses consist of sales and marketing, research and development, and general and administrative expenses. Personnel-related costs such as salaries, bonuses, commissions, payroll tax payments, and stock-based compensation expense are the most significant components of each of these expense categories. Other components of these categories include, as applicable, professional fees for third-party services such as legal, software development, subcontracting, and cloud computing in addition to allocated overhead costs, which are primarily comprised of rent, employee medical benefits, employee relations expense, and information technology costs.

In general, our operating expenses are expected to continue to increase in absolute dollars as we invest resources in enhancing our product and growing our business.

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

Our research and development efforts are focused on enhancing the capabilities, speed, and power of our software platform. We also have a product development center in India. Although we expect research and development expense to continue to increase in absolute dollars, as such costs are critical to maintain and improve the quality of applications and our competitive position, we believe our product development center will continue to result in cost savings over time.

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

Results of Operations

The following table sets forth our consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue
Subscriptions	$157,682	$132,657	$317,993	$267,009
Professional services	45,574	37,983	87,443	70,057
Total revenue	203,256	170,640	405,436	337,066
Cost of revenue
Subscriptions	25,409	20,707	48,313	39,228
Professional services	33,104	28,247	64,611	53,766
Total cost of revenue(1)	58,513	48,954	112,924	92,994
Gross profit	144,743	121,686	292,512	244,072
Operating expenses
Sales and marketing	70,113	62,157	134,732	118,467
Research and development	47,305	42,655	93,629	84,485
General and administrative	32,765	27,858	66,435	52,938
Total operating expenses(1)	150,183	132,670	294,796	255,890
Operating loss	(5,440)	(10,984)	(2,284)	(11,818)
Other non-operating expense (income)
Other expense (income), net	827	(17,564)	743	(23,280)
Interest expense	3,780	5,319	7,952	10,637
Total other non-operating expense (income)	4,607	(12,245)	8,695	(12,643)
(Loss) income before income taxes	(10,047)	1,261	(10,979)	825
Income tax expense	1,770	1,573	2,363	2,314
Net loss	$(11,817)	$(312)	$(13,342)	$(1,489)
(1) Certain prior period operating expenses have been reclassified to conform to the current period presentation. These changes have been reflected in the table above as well as within our results from operation discussion below. For further information, refer to Note 2 of our consolidated financial statements.

The following table sets forth our consolidated statements of operations data expressed as a percentage of total revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue
Subscriptions	77.6%	77.7%	78.4%	79.2%
Professional services	22.4	22.3	21.6	20.8
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue
Subscriptions	12.5	12.1	11.9	11.6
Professional services	16.3	16.6	15.9	16.0
Total cost of revenue	28.8	28.7	27.9	27.6
Gross profit	71.2	71.3	72.1	72.4
Operating expenses
Sales and marketing	34.5	36.4	33.2	35.1
Research and development	23.3	25.0	23.1	25.1
General and administrative	16.1	16.3	16.4	15.7
Total operating expenses	73.9	77.7	72.7	75.9
Operating loss*	(2.7)	(6.4)	(0.6)	(3.5)
Other non-operating expense (income)
Other expense (income), net	0.4	(10.3)	0.2	(6.9)
Interest expense	1.9	3.1	2.0	3.2
Total other non-operating expense (income)*	2.3	(7.2)	2.1	(3.8)
(Loss) income before income taxes*	(4.9)	0.7	(2.7)	0.2
Income tax expense	0.9	0.9	0.6	0.7
Net loss*	(5.8)%	(0.2)%	(3.3)%	(0.4)%
* Totals may not foot due to rounding.

Comparison of the Three Months Ended June 30, 2026 and 2025

Revenue

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Revenue
Subscriptions	$157,682	$132,657	25,025	18.9%
Professional services	45,574	37,983	7,591	20.0%
Total revenue	$203,256	$170,640	$32,616	19.1%

Total revenue increased $32.6 million, or 19.1%, in the three months ended June 30, 2026 compared to the same period in 2025 due to an increase in our subscriptions revenue of $25.0 million coupled with an increase in our professional services revenue of $7.6 million. The increase in subscriptions revenue was driven by a $24.8 million increase in cloud subscriptions revenue and a $0.3 million increase in other subscriptions revenue. With respect to new versus existing customers, there was a $4.7 million increase in subscriptions revenue from sales to new customers, while the remaining $20.4 million of the increase was attributable to expanded deployments, price increases on renewals, and corresponding sales of additional subscriptions to existing customers. The increase in professional services revenue was due primarily to a $5.1 million increase in revenue from sales to new customers along with a $2.5 million increase in sales to existing customers.

Cost of Revenue

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Cost of revenue
Subscriptions	$25,409	$20,707	$4,702	22.7%
Professional services	33,104	28,247	4,857	17.2
Total cost of revenue	$58,513	$48,954	$9,559	19.5%
Gross Profit:
Subscriptions	$132,273	$111,950
Professional services	12,470	9,736
Total gross profit	$144,743	$121,686
Subscriptions gross margin	83.9%	84.4%
Professional services gross margin	27.4%	25.6%
Total gross margin	71.2%	71.3%

Cost of revenue increased $9.6 million, or 19.5%, in the three months ended June 30, 2026 compared to the same period in 2025, primarily due to a $5.0 million increase in professional services and product support personnel costs coupled with a $2.7 million increase in hosting costs and a $1.2 million increase in contractor costs. Professional services and product support personnel costs increased due to an increase in salaries and a 19% increase in headcount from June 30, 2025 to June 30, 2026. Hosting costs increased due to an increase in sales of our cloud offering during the three months ended June 30, 2026, while contractor costs increased due to an increase in the usage of subcontractors for professional services engagements.

Sales and Marketing Expense

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$70,113	$62,157	7,956	12.8%
% of revenue	34.5%	36.4%

Sales and marketing expense increased $8.0 million, or 12.8%, in the three months ended June 30, 2026 compared to the same period in 2025, primarily due to a $5.2 million increase in sales and marketing personnel costs, a $1.1 million increase in marketing expenses, and a $1.0 million increase in travel and entertainment costs. Sales and marketing personnel costs increased due to a 13% increase in headcount from June 30, 2025 to June 30, 2026. Marketing expenses increased due to higher spend on marketing materials and events relative to the prior year. In addition, travel and entertainment expenses increased due to increases in airfare and lodging associated with a higher number of in-person events and engagements relative to the prior year.

Research and Development Expense

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Research and development	$47,305	$42,655	4,650	10.9%
% of revenue	23.3%	25.0%

Research and development expense increased $4.7 million, or 10.9%, in the three months ended June 30, 2026 compared to the same period in 2025. This change is primarily attributable to a $4.1 million increase in research and development personnel costs and a $1.0 million increase in cloud computing and software costs. Research and development personnel costs increased due to a 7% increase in headcount period over period.

General and Administrative Expense

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
	(dollars in thousands)
General and administrative	$32,765	$27,858	$4,907	17.6%
% of revenue	16.1%	16.3%

General and administrative expense increased $4.9 million, or 17.6%, in the three months ended June 30, 2026 compared to the same period in 2025 primarily due to a $4.6 million increase in professional fees and a $0.7 million increase in general and administrative personnel costs. These increases were partially offset by a $1.6 million decrease in insurance expense. The increase in professional fees was the result of a $3.8 million increase in legal fees associated with our litigation against Pegasystems. Personnel costs increased largely due to an increase in salaries and a 17% increase in headcount from June 30, 2025 to June 30, 2026. Insurance expense decreased due to a $1.2 million decrease in amortization expense related to our judgment preservation insurance policy due to a change in the estimated amortization period.

Other Expense (Income), Net

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Other expense (income), net	$827	$(17,564)	$18,391	***
% of revenue	0.4%	(10.3)%
*** - Indicates a percentage that is not meaningful.

Other expense, net was $0.8 million in the three months ended June 30, 2026 compared to other income, net $17.6 million in the three months ended June 30, 2025. This change was primarily due to $2.3 million in foreign exchange losses in the three months ended June 30, 2026 as compared to $15.6 million in foreign exchange gains in the three months ended June 30, 2025.

Interest Expense

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Interest expense	$3,780	$5,319	$(1,539)	(28.9)%
% of revenue	1.9%	3.1%

Interest expense decreased by $1.5 million in the three months ended June 30, 2026 as compared to the corresponding period in 2025 primarily due to a lower effective interest rate and lower outstanding principal compared to the prior year period.

Income Tax Expense

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Income tax expense	$1,770	$1,573	$197	12.5%
% of revenue	0.9%	0.9%

Income tax expense increased by $0.2 million in the three months ended June 30, 2026 as compared to the corresponding period in 2025. This change was primarily driven by increased U.S. state taxes during the three months ended June 30, 2026.

Comparison of the Six Months Ended June 30, 2026 and 2025

Revenue

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Revenue
Subscriptions	$317,993	$267,009	50,984	19.1%
Professional services	87,443	70,057	17,386	24.8%
Total revenue	$405,436	$337,066	$68,370	20.3%

Total revenue increased $68.4 million, or 20.3%, in the six months ended June 30, 2026 compared to the same period in 2025 due to an increase in our subscriptions revenue of $51.0 million as well as an increase in our professional services revenue of $17.4 million. The increase in subscriptions revenue was driven by a $49.4 million increase in cloud subscriptions revenue and a $1.5 million increase in other subscriptions revenue. With respect to new versus existing customers, there was a $7.7 million increase in subscriptions revenue from sales to new customers, while the remaining $43.3 million of the increase was attributable to expanded deployments, price increases on renewals, and corresponding sales of additional subscriptions to existing customers. The increase in professional services revenue was due primarily to a $9.7 million increase in revenue from sales to new customers, along with a $7.6 million increase in sales to existing customers.

Cost of Revenue

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Cost of revenue
Subscriptions	$48,313	$39,228	$9,085	23.2%
Professional services	64,611	53,766	10,845	20.2
Total cost of revenue	$112,924	$92,994	$19,930	21.4%
Gross Profit:
Subscriptions	$269,680	$227,781
Professional services	22,832	16,291
Total gross profit	$292,512	$244,072
Subscriptions gross margin	84.8%	85.3%
Professional services gross margin	26.1%	23.3%
Total gross margin	72.1%	72.4%

Cost of revenue increased $19.9 million, or 21.4%, in the six months ended June 30, 2026 compared to the same period in 2025, primarily due to a $8.6 million increase in professional services and product support personnel costs coupled with a $6.2 million increase in hosting costs and a $3.5 million increase in contractor costs. Professional services and product support personnel costs increased due to an increase in salaries and a 19% increase in headcount from June 30, 2025 to June 30, 2026. Hosting costs increased due to an increase in sales of our cloud offering during the six months ended June 30, 2026, while contractor costs increased due to an increase in the usage of subcontractors for professional services engagements.

Sales and Marketing Expense

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$134,732	$118,467	$16,265	13.7%
% of revenue	33.2%	35.1%

Sales and marketing expense increased $16.3 million, or 13.7%, in the six months ended June 30, 2026 compared to the same period in 2025, primarily due to a $10.7 million increase in sales and marketing personnel costs, a $2.4 million increase in travel and entertainment costs, and a $2.2 million increase in marketing expenses. Sales and marketing personnel costs increased due to a 13% increase in sales and marketing headcount from June 30, 2025 to June 30, 2026. Travel and entertainment expense increased due to a higher number of in-person events and engagements relative to the prior year. In addition, marketing expenses increased due to higher spend on marketing materials and events relative to the prior year.

Research and Development Expense

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Research and development	$93,629	$84,485	$9,144	10.8%
% of revenue	23.1%	25.1%

Research and development expense increased $9.1 million, or 10.8%, in the six months ended June 30, 2026 compared to the same period in 2025. This change is primarily attributable to a $6.8 million increase in research and development personnel costs, a $2.1 million increase in information technology costs, and a $0.9 million increase in contractor costs. Research and development personnel costs increased due to a 7% increase in headcount period over period. Information technology costs increased primarily due to higher spend on cloud computing services and computer software.

General and Administrative Expense

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
	(dollars in thousands)
General and administrative	$66,435	$52,938	$13,497	25.5%
% of revenue	16.4%	15.7%

General and administrative expense increased $13.5 million, or 25.5%, in the six months ended June 30, 2026 compared to the same period in 2025 primarily due to a $10.5 million increase in professional fees, a $3.2 million increase in personnel costs, and a $0.8 million increase in information technology costs. These increases were partially offset by a $2.4 million decrease in insurance expense. The increase in professional fees was the result of a $9.0 million increase in legal fees associated with our litigation against Pegasystems. Personnel costs increased due to a 17% increase in headcount from June 30, 2025 to June 30, 2026, while information technology spending increased due to higher spend on computer software and cloud computing. Insurance expense decreased due to a $2.2 million decrease in amortization expense related to our judgment preservation insurance policy due to a change in the estimated amortization period.

Other Expense (Income), Net

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Other expense (income), net	$743	$(23,280)	$24,023	***
% of revenue	0.2%	(6.9)%
*** - Indicates a percentage that is not meaningful.

Other expense, net was $0.7 million in the six months ended June 30, 2026 compared to other income, net of $23.3 million in the six months ended June 30, 2025. This change was primarily due to $3.8 million in foreign exchange losses in the six months ended June 30, 2026 as compared to $19.7 million in foreign exchange gains in the six months ended June 30, 2025.

Interest Expense

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Interest expense	$7,952	$10,637	(2,685)	(25.2)%
% of revenue	2.0%	3.2%

Interest expense decreased by $2.7 million in the six months ended June 30, 2026 as compared to the corresponding period in 2025 primarily due to a lower effective interest rate and lower outstanding principal across the comparable periods.

Income Tax Expense

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Income tax expense	$2,363	$2,314	$49	2.1%
% of revenue	0.6%	0.7%

Income tax expense was consistent between the six months ended June 30, 2026 and the corresponding period in 2025. Pre-tax book income in certain international subsidiaries decreased for the six months ended June 30, 2026, partially offset by increased U.S. state taxes and withholding taxes.

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

Our non-GAAP financial performance measures include the following: non-GAAP subscriptions cost of revenue, non-GAAP professional services cost of revenue, non-GAAP total cost of revenue, non-GAAP sales and marketing expense, non-GAAP research and development expense, non-GAAP general and administrative expense, non-GAAP total operating expense, non-GAAP operating (loss) income, non-GAAP non-operating (expense) income, non-GAAP income tax expense (benefit), non-GAAP net (loss) income, and non-GAAP net (loss) income per share, basic and diluted. These non-GAAP financial performance measures exclude the effect of stock-based compensation expense, unrealized foreign exchange rate gains and losses, certain non-ordinary litigation-related expenses consisting of legal and other professional fees associated with the Pegasystems cases (net of insurance reimbursements), or Litigation Expense, amortization of the judgment preservation insurance policy, or JPI Amortization, and lease impairments and lease-related charges associated with actions taken to reduce the footprint of our leased office spaces, or Lease Impairment and Lease-Related Charges. While some of these items may be recurring in nature and should not be disregarded in the evaluation of our earnings performance, it is useful to exclude such items when analyzing current results and trends compared to other periods as these items can vary significantly from period to period depending on specific underlying transactions or events that may occur. Therefore, while we may incur or recognize these types of expenses in the future, we believe removing these items for purposes of calculating our non-GAAP financial measures provides investors with a more focused presentation of our ongoing operating performance.

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

The following tables reconcile our non-GAAP measures to their nearest comparable GAAP measures (in thousands, except per share data):

	GAAP Measure	Stock-Based Compensation	Litigation Expense	JPI Amortization	Lease Impairment and Lease-Related Charges	Unrealized Foreign Exchange Rate Gains and Losses	Non-GAAP Measure
Three Months Ended June 30, 2026
Subscriptions cost of revenue	$25,409	$(497)	$—	$—	$—	$—	24,912
Professional services cost of revenue	33,104	(1,520)	—	—	—	—	31,584
Total cost of revenue	58,513	(2,017)	—	—	—	—	56,496
Sales and marketing expense	70,113	(1,963)	—	—	—	—	68,150
Research and development expense	47,305	(3,382)	—	—	—	—	43,923
General and administrative expense	32,765	(3,198)	(6,293)	(1,957)	(279)	—	21,038
Total operating expense	150,183	(8,543)	(6,293)	(1,957)	(279)	—	133,111
Operating (loss) income	(5,440)	10,560	6,293	1,957	279	—	13,649
Non-operating expense (income)	827	—	—	—	—	(2,523)	(1,696)
Income tax impact of above items	1,770	504	—	—	—	95	2,369
Net (loss) income	(11,817)	10,056	6,293	1,957	279	2,428	9,196
Net (loss) income per share, basic	$(0.16)	$0.14	$0.09	$0.03	$—	$0.03	$0.13
Net (loss) income per share, diluted(a)	$(0.16)	$0.14	$0.09	$0.03	$—	$0.03	$0.13

Three Months Ended June 30, 2025
Subscriptions cost of revenue	$20,707	$(418)	$—	$—	$—	$—	20,289
Professional services cost of revenue	28,247	(1,400)	—	—	—	—	26,847
Total cost of revenue	48,954	(1,818)	—	—	—	—	47,136
Sales and marketing expense	62,157	(2,087)	—	—	—	—	60,070
Research and development expense	42,655	(3,357)	—	—	—	—	39,298
General and administrative expense	27,858	(3,431)	(2,482)	(3,118)	(297)		18,530
Total operating expense	132,670	(8,875)	(2,482)	(3,118)	(297)	—	117,898
Operating (loss) income	(10,984)	10,693	2,482	3,118	297	—	5,606
Non-operating (income) expense	(17,564)	—	—	—	—	16,754	(810)
Income tax impact of above items	1,573	295	—	—	—	(1,059)	809
Net (loss) income	(312)	10,398	2,482	3,118	297	(15,695)	288
Net (loss) income per share, basic	$(0.00)	$0.14	$0.03	$0.04	$—	$(0.21)	$0.00
Net (loss) income per share, diluted(a)	$(0.00)	$0.14	$0.03	$0.04	$—	$(0.21)	$0.00
(a) Accounts for the impact of 0.4 million shares of dilutive securities.

	GAAP Measure	Stock-Based Compensation	Litigation Expense	JPI Amortization	Lease Impairment and Lease-Related Charges	Unrealized Foreign Exchange Rate Gains and Losses	Non-GAAP Measure
Six Months Ended June 30, 2026
Subscriptions cost of revenue	$48,313	$(1,056)	$—	$—	$—	$—	47,257
Professional services cost of revenue	64,611	(3,158)	—	—	—	—	61,453
Total cost of revenue	112,924	(4,214)	—	—	—	—	108,710
Sales and marketing expense	134,732	(4,366)	—	—	—	—	130,366
Research and development expense	93,629	(7,117)	—	—	—	—	86,512
General and administrative expense	66,435	(6,752)	(13,241)	(4,012)	(581)	—	41,849
Total operating expense	294,796	(18,235)	(13,241)	(4,012)	(581)	—	258,727
Operating (loss) income	(2,284)	22,449	13,241	4,012	581	—	37,999
Non-operating expense (income)	743	—	—	—	—	(3,371)	(2,628)
Income tax impact of above items	2,363	1,011	—	—	—	294	3,668
Net (loss) income	(13,342)	21,438	13,241	4,012	581	3,077	29,007
Net (loss) income per share, basic(c)	$(0.18)	$0.29	$0.18	$0.05	$0.01	$0.04	$0.40
Net (loss) income per share, diluted(a)	$(0.18)	$0.29	$0.18	$0.05	$0.01	$0.04	$0.39

Six Months Ended June 30, 2025
Subscriptions cost of revenue	$39,228	$(916)	$—	$—	$—	$—	38,312
Professional services cost of revenue	53,766	(2,856)	—	—	—	—	50,910
Total cost of revenue	92,994	(3,772)	—	—	—	—	89,222
Sales and marketing expense	118,467	(4,333)	—	—	—	—	114,134
Research and development expense	84,485	(6,371)	—	—	—	—	78,114
General and administrative expense	52,938	(6,256)	(4,194)	(6,202)	(609)	—	35,677
Total operating expense	255,890	(16,960)	(4,194)	(6,202)	(609)	—	227,925
Operating (loss) income	(11,818)	20,732	4,194	6,202	609	—	19,919
Non-operating (income) expense	(23,280)	—	—	—	—	20,770	(2,510)
Income tax impact of above items	2,314	750	—	—	—	(1,326)	1,738
Net (loss) income	(1,489)	19,982	4,194	6,202	609	(19,444)	10,054
Net (loss) income per share, basic	$(0.02)	$0.27	$0.06	$0.08	$0.01	$(0.26)	$0.14
Net (loss) income per share, diluted(b,c)	$(0.02)	$0.27	$0.06	$0.08	$0.01	$(0.26)	$0.13
(a) Accounts for the impact of 0.5 million shares of dilutive securities.
(b) Accounts for the impact of 0.4 million shares of dilutive securities.
(c) Per share amounts do not foot due to rounding.

The following table reconciles GAAP net loss to adjusted EBITDA for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
GAAP net loss	$(11,817)	$(312)	$(13,342)	$(1,489)
Other expense (income), net	827	(17,564)	743	(23,280)
Interest expense	3,780	5,319	7,952	10,637
Income tax expense	1,770	1,573	2,363	2,314
Depreciation expense and amortization of intangible assets	2,507	2,524	4,780	4,970
Stock-based compensation expense	10,560	10,693	22,449	20,732
Litigation Expense	6,293	2,482	13,241	4,194
JPI Amortization	1,957	3,118	4,012	6,202
Lease Impairment and Lease-Related Charges	279	297	581	609
Adjusted EBITDA	$16,156	$8,130	$42,779	$24,889

Liquidity and Capital Resources

The following table presents selected financial information and statistics pertaining to liquidity and capital resources as of June 30, 2026 and December 31, 2025:

	As of
	June 30, 2026	December 31, 2025
Cash and cash equivalents	$121,111	$135,810
Short-term investments and marketable securities	46,755	51,415
Property and equipment, net	30,667	32,087
Working capital*	(1,812)	67,317
* Defined as current assets net of current liabilities.

Sources of Funds

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

The Credit Agreement matures on November 3, 2027. We have been using the proceeds to fund the growth of our business and support our working capital requirements. We are currently in compliance with all covenants, had used borrowing capacity of $62.0 million under our $100.0 million revolving credit facility, and had outstanding letters of credit totaling $7.8 million in connection with securing our leased office space.

On August 5, 2026, we entered into a new Senior Secured Credit Agreement by and among the Company, Silicon Valley Bank, a division of First-Citizens Bank & Trust Company, as administrative agent and collateral agent for the lenders party thereto (the “New Credit Agreement”), providing for aggregate commitments of $300.0 million, consisting of a $240.0 million revolving credit facility and a $60.0 million term loan facility. The proceeds from the new facility, which matures on August 5, 2031, were used to refinance the Company’s existing indebtedness and will provide ongoing liquidity for working capital requirements, general corporate purposes, and other strategic initiatives. In connection with the closing of the New Credit Agreement, we reduced our cash balance by $36.6 million to reduce our indebtedness. As of August 5, 2026, we had used borrowing capacity of $140.0 million under our $240.0 million revolving credit facility and had $60.0 million outstanding on the term loan facility.

The foregoing description of the New Credit Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the New Credit Agreement, to be filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ending September 30, 2026.

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

We have also initiated several share repurchase programs as follows (in thousands except average price paid per share):

	Value of shares authorized	Number of shares repurchased	Average price paid per share	Value of shares repurchased
February 2024	$50,000	1,321	$37.86	$49,999
May 2025	$10,000	313	$31.91	$10,000
August 2025	$10,000	327	$30.60	$10,000
February 2026[1]	$100,000	2,691	$24.41	$65,736
1 On May 5, 2026, the Board of Directors approved an additional $50.0 million for the Share Repurchase Program, bringing the total aggregate authorization under the program to $100.0 million. All other terms and conditions of the Share Repurchase Program remain unchanged.

Outside of the above items and cash used by operations, other uses of cash in 2026 to date have included capital expenditures related to the expansion of new leased facilities and principal repayments of our term loan debt.

Furthermore, we have a non-cancellable cloud hosting arrangement with AWS that contains provisions for minimum purchase commitments. Specifically, purchase commitments under the agreement total $220.0 million over five years. The agreement, which was originated in July 2021 and amended in October 2024, currently contains minimum annual spending requirements of $44.0 million from November 2024 to October 2029. Spending under this agreement for the three and six months ended June 30, 2026 totaled $17.2 million and $33.4 million, respectively. Spending under this agreement for the three and six months ended June 30, 2025 totaled $12.9 million and $23.3 million, respectively. We expect to meet our minimum annual spending requirement during the term of the arrangement.

Historical Cash Flows

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Beginning cash and cash equivalents	$135,810	$118,552	$17,258	14.6%
Operating activities:
Net loss	(13,342)	(1,489)	(11,853)	***
Stock-based compensation and other non-cash adjustments	31,467	5,204	26,263	***
Changes in working capital	42,784	39,311	3,473	8.8
Net cash provided by operating activities	60,909	43,026	17,883	41.6

Investing activities:
Net cash provided by (used by) investing activities	1,722	(33,093)	34,815	***

Financing activities:
Net cash used by financing activities	(76,255)	(18,965)	(57,290)	***

Effect of exchange rates	(1,075)	2,687	(3,762)	***
Net decrease in cash and cash equivalents	(14,699)	(6,345)	(8,354)	***
Ending cash and cash equivalents	$121,111	$112,207	$8,904	7.9%
*** Indicates a percentage that is not meaningful.

Operating Activities

Net cash provided by operating activities was $60.9 million for the six months ended June 30, 2026 as compared to $43.0 million of net cash provided by operating activities for the six months ended June 30, 2025. The increase in net cash provided by operating activities was primarily driven by increased cash collections stemming from strong contract bookings in the fourth quarter of 2025 and throughout the first six months of 2026, as well as our continuing cost management activities.

Investing Activities

Net cash provided by investing activities was $1.7 million for the six months ended June 30, 2026 as compared to $33.1 million in net cash used by investing activities for the six months ended June 30, 2025. This change was primarily driven by a $21.1 million increase in proceeds from the maturity of investments coupled with a $14.4 million decrease in purchases of short-term investments.

Financing Activities

Net cash used by financing activities was $76.3 million for the six months ended June 30, 2026 as compared to $19.0 million of net cash used by financing activities for the six months ended June 30, 2025. The increase in net cash used by financing activities was primarily due to a $55.7 million increase in repurchases of common stock and a $1.9 million increase in payments for employee taxes related to the net share settlement of equity awards during the six months ended June 30, 2026.

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

Interest Rate Risk

We had cash and cash equivalents of $121.1 million as of June 30, 2026, which consisted of investments in money market funds, cash in readily available checking accounts, overnight repurchase investments, and other marketable securities.

As of June 30, 2026, we had outstanding principal debt of $236.0 million, which carries interest as defined in our Credit Agreement. Refer to Note 8 of the consolidated financial statements for additional details. We assessed our exposure to changes in interest rates by analyzing sensitivity to our operating results, assuming various changes in market interest rates. A hypothetical increase of one percentage point in the interest rate as of June 30, 2026 would increase our interest expense by approximately $2.4 million annually.

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

Foreign Currency Exchange Risk

Our reporting currency is the U.S. dollar. Due to our international operations, we have foreign currency risks related to revenue and operating expenses denominated in currencies other than the U.S. dollar, primarily the British pound sterling, Euro, Australian dollar, and Swiss franc. Our sales contracts are primarily denominated in the local currency of the customer making the purchase. In addition, portions of operating expenses are incurred outside the United States and are denominated in foreign currencies. An increase in the relative value of the U.S. dollar to other currencies will negatively affect revenue and other operating results as expressed in U.S. dollars. Based on a sensitivity analysis, a 10% change in the foreign currency exchange rates for the six months ended June 30, 2026 would have impacted our total revenue by approximately $14.3 million and net loss by approximately $1.1 million. This calculation assumes all currencies change in the same direction and proportion relative to the U.S. dollar.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026. Based on the evaluation of our disclosure controls and procedures as of June 30, 2026, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a.Recent Sales of Unregistered Equity Securities

Not applicable.

b.Use of Proceeds

Not applicable.

c.Issuer Purchases of Equity Securities

Employee Stock Purchase Plan

	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased under the plan(2)
April 1 to April 30, 2026	9,482	$24.09	9,482	676,332
May 1 to May 31, 2026	12,215	$22.03	12,215	664,117
June 1 to June 30, 2026	10,159	$24.78	10,159	653,958
Total	31,856	$23.52	31,856	653,958
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

Share Repurchase Program

	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under the program
April 1 to April 30, 2026	244,198	$20.84	244,198	$73,122,113
May 1 to May 31, 2026	372,453	$21.19	372,453	$65,229,833
June 1 to June 30, 2026	1,231,237	$25.10	1,231,237	$34,325,785
Total	1,847,888	$23.75	1,847,888	$34,325,785
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

Item 1.01 Entry into a Material Definitive Agreement

Senior Secured Credit Facilities Credit Agreement

On August 5, 2026, Appian Corporation (the “Company”) entered into a Senior Secured Credit Facilities Credit Agreement (the “Credit Agreement”) with the several banks and other financial institutions or entities from time to time parties to the Credit Agreement, as lenders (collectively, referred to as the “Lenders”), and Silicon Valley Bank, a division of First-Citizens Bank & Trust Company, as administrative agent and collateral agent for the Lenders (in such capacity, the “Agent”) that replaces the Company’s existing Credit Agreement dated as of November 3, 2022 (as amended by that certain Joinder and First Amendment to Credit Agreement dated as of December 13, 2022, that certain Joinder and Second Amendment to Credit Agreement dated as of February 21, 2023, that certain Third Amendment to Credit Agreement and First Amendment to Guarantee and Collateral Agreement dated as of June 13, 2023, that certain Joinder, Consent and Fourth Amendment to Credit Agreement dated as of February 12, 2024, that certain Fifth Amendment to Credit Agreement dated as of March 12, 2024, that certain Sixth Amendment to Credit Agreement dated as of May 27, 2025, that certain Seventh Amendment to Credit Agreement dated as of September 3, 2025, that certain Eighth Amendment to Credit Agreement dated as of February 18, 2026, and that certain Ninth Amendment to Credit Agreement dated as of May 6, 2026, the “Original Credit Agreement”).

The Credit Agreement provides for a five-year term loan facility in an aggregate principal amount of $60.0 million and up to $240.0 million for a revolving credit facility, including a letter of credit sub-facility in the aggregate availability amount of $50.0 million (as a sublimit of the revolving loan facility) and a swingline sub-facility in the aggregate availability amount of $25.0 million (as a sublimit of the revolving loan facility). The Company will use the proceeds of the facilities to refinance the Company’s existing credit facility under the Original Credit Agreement and for funding general corporate purposes, working capital requirements, and other strategic initiatives.

Under the Credit Agreement, the Company may elect whether amounts drawn bear interest on the outstanding principal amount at a rate per annum equal to either (a) the higher of the Prime rate or the Federal Funds Effective rate plus 0.5% (“Base Rate”), or (b) the forward-looking term rate based on the secured overnight financing rate (“Term SOFR”), plus a margin. The additional interest rate margin ranges from 0.25% to 1% in the case of Base Rate advances and from 1.25% to 2% in the case of Term SOFR advances, depending on the Company’s Consolidated Total Net Leverage Ratio (as defined in the Credit Agreement). The Company’s obligations are secured on a senior lien basis by a security interest, in all of the Company’s right, title, and interest in, to and under substantially all of its assets, including its intellectual property, subject to limited exceptions, including permitted liens.

The Credit Agreement contains customary representations, warranties and covenants, including covenants by the Company limiting additional indebtedness, guaranties, liens, fundamental changes, mergers and consolidations, dispositions of assets, investments, paying dividends on capital stock or redeeming, repurchasing or retiring capital stock, or prepaying certain junior indebtedness and preferred stock, certain corporate changes, and transactions with affiliates. The Credit Agreement also provides for customary events of default, including but not limited to non-payment, breaches or defaults in the performance of covenants, insolvency, bankruptcy, and the occurrence of a material adverse effect on the Company.

The foregoing description of the Credit Agreement does not purport to be complete and is qualified in its entirety by reference to the Credit Agreement to be filed as an exhibit to the Company’s report on Form 10-Q for the quarter ending September 30, 2026, at which time it will be incorporated herein by reference.

Item 1.02 Termination of a Material Definitive Agreement

On August 5, 2026, in connection with the Company’s entry into the Credit Agreement, as described in Item 1.01 of this report, the Original Credit Agreement was terminated. Proceeds from the Credit Agreement were used to pay off the outstanding principal, interest and fees under the Original Credit Agreement.

Item 2.03 Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant

The information related to the Credit Agreement set forth in Item 1.01 above is incorporated herein by reference under this Item 2.03.

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

4.3	Amended and Restated 2017 Equity Incentive Plan.	Filed herewith.

10.1	Ninth Amendment to Credit Agreement, dated as of May 6, 2026, by and among Appian Corporation, Silicon Valley Bank, a division of First-Citizens Bank & Trust Company, Wells Fargo Bank, N.A., Comerica Bank, MUFG Bank, Ltd., Customers Bank, The Toronto-Dominion Bank, New York Branch, and The Bank of Nova Scotia.	Filed herewith.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Attached.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Attached.

32.1*	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Attached.

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.	Attached.

101.SCH	XBRL Taxonomy Extension Schema Document	Attached.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Attached.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Attached.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Attached.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Attached.

104	Cover page formatted as Inline XBRL and contained in Exhibit 101	Attached.
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

APPIAN CORPORATION

August 6, 2026	By:	/s/ Matthew Calkins	/s/ Srdjan Tanjga
		Name: Matthew Calkins	Name: Srdjan Tanjga
		Title: Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	Title: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)