Form 10-Q
period 2026-09-30
APPIAN CORP
filed 2026-11-05
CIK 1441683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 2, 2026, there were 40,296,009 shares of the registrant’s Class A common stock and 31,087,385 shares of the registrant’s Class B common stock, each with a par value of $0.0001 per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

APPIAN CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and share data)

	As of
	September 30, 2026	December 31, 2025
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$47,326	$135,810
Short-term investments and marketable securities	41,620	51,415
Accounts receivable, net of allowance of $3,912 and $3,362, respectively	244,041	255,063
Deferred commissions, current	43,255	35,166
Prepaid expenses and other current assets	39,432	41,970
Total current assets	415,674	519,424
Property and equipment, net of accumulated depreciation of $45,498 and $40,747, respectively	35,271	32,087
Goodwill	27,875	28,811
Intangible assets, net of accumulated amortization of $7,836 and $7,301, respectively	433	1,246
Right-of-use assets for operating leases	29,628	28,075
Deferred commissions, net of current portion	73,257	65,199
Deferred tax assets	5,333	4,850
Other assets	13,433	11,703
Total assets	$600,904	$691,395
Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$10,873	$6,655
Accrued expenses	25,385	18,483
Accrued compensation and related benefits	60,647	61,781
Deferred revenue	337,029	341,281
Debt	2,894	9,598
Operating lease liabilities	14,506	13,181
Other current liabilities	1,281	1,128
Total current liabilities	452,615	452,107
Long-term debt	196,591	231,228
Non-current operating lease liabilities	42,931	45,693
Deferred revenue, net of current portion	6,503	8,962
Other liabilities	138	398
Total liabilities	698,778	738,388
Stockholders’ deficit
Class A common stock—par value $0.0001; 500,000,000 shares authorized as of September 30, 2026 and December 31, 2025 and 43,557,940 and 43,408,828 shares issued as of September 30, 2026 and December 31, 2025, respectively	4	4
Class B common stock—par value $0.0001; 100,000,000 shares authorized as of September 30, 2026 and December 31, 2025 and 31,087,385 and 31,088,085 shares issued as of September 30, 2026 and December 31, 2025, respectively	3	3
Treasury stock at cost, 3,157,662 and 542,288 shares as of September 30, 2026 and December 31, 2025, respectively	(82,958)	(16,935)
Additional paid-in capital	623,466	617,318
Accumulated other comprehensive loss	(26,467)	(36,462)
Accumulated deficit	(611,922)	(610,921)
Total stockholders’ deficit	(97,874)	(46,993)
Total liabilities and stockholders’ deficit	$600,904	$691,395

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPIAN CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue
Subscriptions	$187,754	$147,188	$505,747	$414,197
Professional services	46,878	39,816	134,321	109,873
Total revenue	234,632	187,004	640,068	524,070
Cost of revenue
Subscriptions	26,187	21,667	74,500	60,895
Professional services	37,291	29,037	101,902	82,803
Total cost of revenue	63,478	50,704	176,402	143,698
Gross profit	171,154	136,300	463,666	380,372
Operating expenses
Sales and marketing	65,826	53,574	200,558	172,041
Research and development	50,554	42,561	144,183	127,046
General and administrative	33,471	27,051	99,906	79,989
Total operating expenses	149,851	123,186	444,647	379,076
Operating income	21,303	13,114	19,019	1,296
Other non-operating expense (income)
Other expense (income), net	4,822	(1,398)	5,565	(24,678)
Interest expense	3,304	5,311	11,256	15,948
Total non-operating other expense (income)	8,126	3,913	16,821	(8,730)
Income before income taxes	13,177	9,201	2,198	10,026
Income tax expense	836	1,376	3,199	3,690
Net income (loss)	$12,341	$7,825	$(1,001)	$6,336
Net income (loss) per Class A and Class B share:
Basic	$0.17	$0.11	$(0.01)	$0.09
Diluted	$0.17	$0.10	$(0.01)	$0.08
Weighted average common shares outstanding:
Basic	71,641	74,008	72,773	74,101
Diluted	72,741	74,575	72,773	74,554

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPIAN CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss)	$12,341	$7,825	$(1,001)	$6,336
Comprehensive income (loss), net of income taxes
Foreign currency translation adjustments	7,155	(91)	10,124	(23,448)
Unrealized gains (losses) on available-for-sale securities	2	59	(129)	1
Other comprehensive income (loss), net of income taxes	$19,498	$7,793	$8,994	$(17,111)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPIAN CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
(unaudited, in thousands, except share data)

			Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total Stockholders' Deficit
	Common Stock
	Shares	Amount
Balance, December 31, 2025	73,954,625	$7	$617,318	$(36,462)	$(610,921)	$(16,935)	$(46,993)
Net loss	—	—	—	—	(1,525)	—	(1,525)
Issuance of common stock to directors	5,416	—	—	—	—	—	—
Vesting of restricted stock units	336,372	—	(8,032)	—	—	9,591	1,559
Exercise of stock options	59,665	—	630	—	—	—	630
Repurchase of common stock	(842,896)	—	—	—	—	(21,808)	(21,808)
Stock-based compensation expense	—	—	8,882	—	—	—	8,882
Other comprehensive gain	—	—	—	288	—	—	288
Balance, March 31, 2026	73,513,182	7	618,798	(36,174)	(612,446)	(29,152)	(58,967)
Net loss	—	—	—	—	(11,817)	—	(11,817)
Issuance of common stock to directors	7,776	—	—	—	—	—	—
Vesting of restricted stock units	101,616	—	(3,992)	—	—	2,689	(1,303)
Exercise of stock options	21,970	—	246	—	—	—	246
Repurchase of common stock	(1,847,888)	—	—	—	—	(43,928)	(43,928)
Stock-based compensation expense	—	—	8,038	—	—	—	8,038
Other comprehensive gain	—	—	—	2,550	—	—	2,550
Balance, June 30, 2026	71,796,656	7	623,090	(33,624)	(624,263)	(70,391)	(105,181)
Net income	—	—	—	—	12,341	—	12,341
Issuance of common stock to directors	6,820	—	—	—	—	—	—
Vesting of restricted stock units	186,710	—	(8,198)	—	—	4,712	(3,486)
Exercise of stock options	47,165	—	544	—	—	—	544
Repurchase of common stock	(549,688)	—	—	—	—	(17,279)	(17,279)
Stock-based compensation expense	—	—	8,030	—	—	—	8,030
Other comprehensive gain	—	—	—	7,157	—	—	7,157
Balance, September 30, 2026	71,487,663	$7	$623,466	$(26,467)	$(611,922)	$(82,958)	$(97,874)

			Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total Stockholders' Deficit
	Common Stock
	Shares	Amount
Balance, December 31, 2024	74,028,786	$7	$591,281	$(11,774)	$(612,154)	$—	$(32,640)
Net loss	—	—	—	—	(1,177)	—	(1,177)
Issuance of common stock to directors	4,735	—	—	—	—	—	—
Vesting of restricted stock units	167,726	—	(3,199)	—	—	—	(3,199)
Exercise of stock options	18,953	—	190	—	—	—	190
Stock-based compensation expense	—	—	8,814	—	—	—	8,814
Other comprehensive loss	—	—	—	(3,733)	—	—	(3,733)
Balance, March 31, 2025	74,220,200	7	597,086	(15,507)	(613,331)	—	(31,745)
Net loss	—	—	—	—	(312)	—	(312)
Issuance of common stock to directors	5,686	—	—	—	—	—	—
Vesting of restricted stock units	77,082	—	(1,269)	—	—	—	(1,269)
Exercise of stock options	30,880	—	314	—	—	—	314
Repurchase of common stock	(313,160)	—	—	—	—	(10,000)	(10,000)
Stock-based compensation expense	—	—	8,953	—	—	—	8,953
Other comprehensive loss	—	—	—	(19,682)	—	—	(19,682)
Balance, June 30, 2025	74,020,688	7	605,084	(35,189)	(613,643)	(10,000)	(53,741)
Net income	—	—	—	—	7,825	—	7,825
Issuance of common stock to directors	6,276	—	—	—	—	—	—
Vesting of restricted stock units	92,669	—	(1,422)	—	—	—	(1,422)
Exercise of stock options	24,618	—	248	—	—	—	248
Repurchase of common stock	(326,591)	—	—	—	—	(10,000)	(10,000)
Stock-based compensation expense	—	—	8,578	—	—	—	8,578
Other comprehensive loss	—	—	—	(32)	—	—	(32)
Balance, September 30, 2025	73,817,660	$7	$612,488	$(35,221)	$(605,818)	$(20,000)	$(48,544)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPIAN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities
Net (loss) income	$(1,001)	$6,336
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Stock-based compensation	35,031	30,992
Depreciation expense and amortization of intangible assets	7,655	7,429
Lease impairment charges	—	779
Bad debt expense	1,255	692
Loss on debt extinguishment	438	—
Amortization of debt issuance costs	424	450
Benefit for deferred income taxes	(551)	(648)
Foreign currency transaction losses (gains), net	9,225	(20,864)
Changes in assets and liabilities
Accounts receivable	7,745	29,655
Prepaid expenses and other assets	2,029	13,279
Deferred commissions	(16,146)	3,644
Accounts payable and accrued expenses	7,609	12,871
Accrued compensation and related benefits	(4,228)	(1,043)
Other current and non-current liabilities	625	(1,707)
Deferred revenue	(1,654)	(17,545)
Operating lease assets and liabilities, net	(2,947)	(2,583)
Net cash provided by operating activities	45,509	61,737
Cash flows from investing activities
Proceeds from maturities of investments	54,299	34,278
Purchases of investments	(44,866)	(59,281)
Purchases of property and equipment	(7,097)	(2,451)
Net cash provided by (used by) investing activities	2,336	(27,454)
Cash flows from financing activities
Proceeds from borrowings	200,000	—
Payments for debt issuance costs	(1,619)	—
Debt repayments	(241,563)	(5,000)
Repurchases of common stock	(83,015)	(20,000)
Payments for employee taxes related to the net share settlement of equity awards	(9,882)	(5,890)
Proceeds from exercise of common stock options	1,420	752
Net cash used by financing activities	(134,659)	(30,138)
Effect of foreign exchange rate changes on cash and cash equivalents	(1,670)	2,552
Net (decrease) increase in cash and cash equivalents	(88,484)	6,697
Cash and cash equivalents at beginning of period	135,810	118,552
Cash and cash equivalents at end of period	$47,326	$125,249

Supplemental disclosure of cash flow information:
Cash paid for interest	$8,575	$10,023
Cash paid for income taxes	$4,634	$3,391
Supplemental disclosure of non-cash investing and financing information:
Purchases of property and equipment included in accounts payable and accrued expenses	$3,274	$41
Operating lease liabilities arising from obtaining right-of-use assets	$5,921	$—
Unpaid debt issuance costs in accrued expenses	$460	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPIAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Organization and Description of Business

Appian Corporation (together with its subsidiaries, “Appian,” the “Company,” “we,” or “our”) provides process automation. For over 25 years, our highly reliable and scalable platform has been leveraged by large enterprises and governments. Combining leading edge process orchestration and intelligence, we provide everything an organization needs to design, automate, and optimize critical processes, facilitating continuous adaptation in changing environments.

We are headquartered in McLean, Virginia, and operate globally through subsidiaries and offices across North America, Europe, Asia-Pacific, and Latin America.

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

Reclassifications

During the fourth quarter of 2025, the Company reclassified certain information technology, cybersecurity, and facility operating expenses from general and administrative expenses to cost of revenue, research and development, and sales and marketing expense. Amounts for the three and nine months ended September 30, 2025 have been reclassified to conform to the current period presentation. The revised presentation did not result in any changes to previously reported revenues, operating income, income before income taxes, net income, or earnings per share.

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

Revenue generated from U.S. federal government agencies was 30.1% and 27.5% of total revenue for the three and nine months ended September 30, 2026, respectively. Additionally, 37.7% and 37.9% of our revenue during the three and nine months ended September 30, 2026, respectively, was generated from international customers. For the three and nine months ended September 30, 2025, revenue generated from U.S. federal government agencies was 25.0% and 24.9% of total revenue, respectively. Additionally, 39.7% and 38.2% of our revenue during the three and nine months ended September 30, 2025, respectively, was generated from international customers.

No single end-customer accounted for more than 10% of our total revenue in the three and nine months ended September 30, 2026 or 2025. As of September 30, 2026 we had two resellers whose accounts receivable comprised 20.5% and 17.8% of total accounts receivable, respectively. One reseller accounted for 13.4% of total accounts receivable as of December 31, 2025.

Cash and Cash Equivalents

We consider all highly liquid investments with original maturities of three months or less, as well as overnight repurchase agreements, to be cash equivalents.

Allowance for Expected Credit Losses

Accounts receivable and unbilled revenue are stated at realizable value, net of an allowance for expected credit losses. The allowance is based on our assessment of the collectability of accounts and incorporates an estimation of expected lifetime credit losses on our receivables. We regularly review the composition of our accounts receivable aging, historical bad debts, changes in payment patterns, customer creditworthiness, post-balance sheet date collection activity, and current economic trends that affect collectability. If the financial condition of our customers were to deteriorate, resulting in their inability to make required payments, additional provisions for expected credit losses would be required and would increase bad debt expense. The allowance for doubtful accounts totaled $3.9 million and $3.4 million as of September 30, 2026 and December 31, 2025, respectively.

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

Amortization associated with deferred commissions is recorded to sales and marketing expense in our consolidated statements of operations. Total commission expense was $14.0 million and $38.0 million for the three and nine months ended September 30, 2026, respectively. Total commission expense was $13.2 million and $38.2 million for the three and nine months ended September 30, 2025, respectively.

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

Treasury Stock

We account for treasury stock under the cost method. We reissue treasury stock to satisfy the vesting of restricted stock units. Because we are in an accumulated deficit position, all reissuances of treasury stock are recorded as a decrease to additional paid-in capital in our consolidated balance sheets.

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

The following table summarizes revenue recorded during the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cloud subscriptions	$136,361	$113,596	$392,539	$320,337
Other subscriptions	51,393	33,592	113,208	93,860
Total subscriptions	187,754	147,188	505,747	414,197
Professional services	46,878	39,816	134,321	109,873
Total revenue	$234,632	$187,004	$640,068	$524,070

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

Consulting Services

We sell consulting services to assist customers in planning and executing the deployment of our software. Customers are not required to use consulting services to fully benefit from the software. Consulting services are regularly sold on a standalone basis and most often as either (1) under a fixed-fee arrangement or (2) on a time and materials basis. We also sell advisory services on a subscription basis to support customers or partners with their development and deployment. Consulting services contracts are considered separate performance obligations because they do not integrate with each other or with other products and services to deliver a combined output to the customer, do not modify or customize (or are not modified or customized by) each other or other products and services, and do not affect the customer's ability to use other consulting offerings, products, and services. Revenue under consulting contracts is recognized over time as services are delivered. Revenue from subscription-based consulting contracts is recognized ratably over the contract period. For time and materials-based consulting contracts, we have elected the practical expedient of recognizing revenue upon invoicing since the invoiced amount corresponds directly to the value of our service to date.

Training Services

We sell various training services to our customers. Training services are sold in the form of prepaid training credits that are redeemed based on a fixed rate per course. Training revenue is recognized when the associated training services are delivered.

Significant Judgments and Estimates

Determining the Transaction Price

The transaction price is the total amount of consideration we expect to receive in exchange for the service offerings in a contract and may include both fixed and variable components. Variable consideration is included in the transaction price to the extent it is probable a significant reversal will not occur. The amount of variable consideration excluded from the transaction price for the three and nine months ended September 30, 2026 and 2025 was immaterial. Our estimates of variable consideration are also subject to subsequent true-up adjustments and may result in changes to transaction prices; however, such true-up adjustments are not expected to be material.

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

The following table sets forth our contract asset and contract liability balances (in thousands):

	As of
	September 30, 2026	December 31, 2025	September 30, 2025	December 31, 2024
Contract assets, current*	$14,751	$10,877	$10,646	$12,933
Contract assets, non-current*	45	208	300	643
Total contract assets	$14,796	$11,085	$10,946	$13,576

Deferred revenue, current	$337,029	$341,281	$275,449	$281,760
Deferred revenue, net of current portion	6,503	8,962	8,322	5,477
Total contract liabilities	$343,532	$350,243	$283,771	$287,237
* Current and non-current contract assets are reported as components of the ‘Prepaid expenses and other current assets’ and ‘Other assets’ line items, respectively, in our consolidated balance sheets.

Revenue recognized from amounts included in contract liabilities at the beginning of the period totaled $305.3 million and $263.0 million for the nine months ended September 30, 2026 and 2025, respectively.

Transaction Price Allocated to the Remaining Performance Obligations

As of September 30, 2026, we had an aggregate transaction price of $635.9 million allocated to unsatisfied performance obligations. We expect to recognize $451.9 million of this balance as revenue over the next 12 months with the remaining amount recognized thereafter.

4. Leases

As of September 30, 2026, our lease portfolio consists entirely of operating leases for corporate offices. Our operating leases have remaining lease terms with various expiration dates through 2031, and some leases include options to extend the term for up to an additional 10 years.

Lease Costs

Expense for operating leases is recognized on a straight-line basis over the lease term as an operating expense. We have lease agreements which require payments for lease and non-lease components (i.e., common area maintenance) that are accounted for as a single lease component. Variable lease payment amounts that cannot be determined at the commencement of the lease such as maintenance costs, utilities, and service charges are not included in right-of-use assets for operating leases or operating lease liabilities but instead are expensed as incurred and recorded as variable lease expense. We often receive customary incentives from our landlords such as tenant improvement allowances and rent abatement periods, which effectively reduce total lease payments owed for the leases.

The following table sets forth the components of lease expense for the three and nine months ended September 30, 2026 and 2025 (in thousands, exclusive of sublease income):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating lease cost	$2,670	$3,407	$7,589	$8,415
Short-term lease cost	341	259	794	791
Variable lease cost	1,733	1,300	4,930	3,916
Total	$4,744	$4,966	$13,313	$13,122

Sublease income totaled $0.3 million and $0.8 million for the three and nine months ended September 30, 2026, respectively. Sublease income totaled $0.3 million and $1.0 million for the three and nine months ended September 30, 2025, respectively.

Supplemental Lease Information

Supplemental balance sheet information related to operating leases as of September 30, 2026 and December 31, 2025 is presented in the following table (in thousands, except for lease term and discount rate):

	As of
	September 30, 2026	December 31, 2025
Right-of-use assets for operating leases	$29,628	$28,075

Operating lease liabilities, current	$14,506	$13,181
Operating lease liabilities, net of current portion	42,931	45,693
Total operating lease liabilities	$57,437	$58,874

Weighted average remaining lease term (in years)	4.8	5.5

Weighted average discount rate	9.2%	9.4%

Supplemental cash flow and expense information related to operating leases for the three and nine months ended September 30, 2026 and 2025 is shown below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating cash outflows for operating leases	$3,711	$3,328	$10,535	$9,769

Amortization of operating lease right-of-use assets	1,329	969	3,583	2,826
Interest expense on operating lease liabilities	1,340	1,440	4,005	4,389

Non-cash operating lease liabilities arising from obtaining right-of-use assets	$551	$—	$5,921	$—

A summary of our future minimum lease commitments under non-cancellable operating leases as of September 30, 2026 is shown below (in thousands):

Operating Leases
2026 (excluding the nine months ended September 30, 2026)	$3,951
2027	15,345
2028	14,309
2029	14,076
2030	14,119
2031	10,837
Total lease payments	72,637
Less: imputed interest	(15,200)
Total	$57,437

5. Goodwill and Intangible Assets

The following table details the changes in goodwill during the nine months ended September 30, 2026 and fiscal year ended December 31, 2025 (in thousands):

Carrying Amount
Balance as of December 31, 2024	$25,555
Foreign currency translation adjustments	3,256
Balance as of December 31, 2025	28,811
Foreign currency translation adjustments	(936)
Balance as of September 30, 2026	$27,875

Intangible assets, net consisted of the following as of September 30, 2026 and December 31, 2025 (in thousands):

	As of
	September 30, 2026	December 31, 2025
Developed technology	$7,292	$7,537
Customer relationships	977	1,010
Intangible assets, gross	8,269	8,547
Less: accumulated amortization	(7,836)	(7,301)
Intangible assets, net	$433	$1,246

Intangible amortization expense was $0.2 million and $0.8 million for the three and nine months ended September 30, 2026, respectively, and $0.3 million and $0.9 million for the three and nine months ended September 30, 2025, respectively. As of September 30, 2026, the weighted average remaining amortization period for customer relationships was approximately 4.6 years.

The following table shows the projected annual amortization expense related to amortizable intangible assets as of September 30, 2026 (in thousands):

Projected Amortization
2026 (excluding the nine months ended September 30, 2026)	$24
2027	98
2028	98
2029	98
2030	71
2031	44
Total projected amortization expense	$433

6. Property and Equipment, net

Property and equipment, net consisted of the following as of September 30, 2026 and December 31, 2025 (in thousands):

	As of
	September 30, 2026	December 31, 2025
Leasehold improvements	$59,207	$55,465
Office furniture and fixtures	5,709	4,616
Computer software and hardware	12,115	10,504
Internally developed software	2,678	1,341
Equipment	218	218
Work in process	842	690
Property and equipment, gross	80,769	72,834
Less: accumulated depreciation	(45,498)	(40,747)
Property and equipment, net	$35,271	$32,087

Depreciation expense totaled $2.7 million and $6.9 million for the three and nine months ended September 30, 2026, respectively. Depreciation expense totaled $2.1 million and $6.5 million for the three and nine months ended September 30, 2025, respectively. We disposed of $0.2 million and $0.9 million worth of fully depreciated equipment during the three and nine months ended September 30, 2026, respectively. We had no disposals or retirements during the three and nine months ended September 30, 2025.

7. Accrued Expenses

Accrued expenses consisted of the following as of September 30, 2026 and December 31, 2025 (in thousands):

	As of
	September 30, 2026	December 31, 2025
Hosting costs and license fees	$7,810	$6,570
Contract labor costs	2,911	2,600
Capital expenditures	2,788	—
Reimbursable employee expenses	2,156	1,123
Audit and tax expenses	1,761	1,818
Interest	1,714	—
Legal costs	1,512	1,438
Taxes payable	1,041	1,953
Marketing and tradeshow expenses	948	892
Other accrued expenses	2,744	2,089
Total accrued expenses	$25,385	$18,483

8. Debt

New Senior Secured Credit Facilities Credit Agreement

On August 5, 2026, we entered into a new five-year Senior Secured Credit Facilities Credit Agreement with Silicon Valley Bank, a division of First-Citizens Bank & Trust Company, as administrative agent and collateral agent for the lenders party thereto (the “Credit Agreement”) in an aggregate principal commitment of $300.0 million, comprising a $60.0 million term loan facility and a $240.0 million revolving credit facility, which includes a $50.0 million letter of credit sub-facility and a $25.0 million swingline sub-facility. The Credit Agreement matures on August 5, 2031 and replaces our prior debt facility that was in place as of June 30, 2026. The proceeds from the new facility were used to refinance the Company’s existing indebtedness and will provide ongoing liquidity for working capital requirements, general corporate purposes, and other strategic initiatives. In connection with the refinancing, we reduced our cash balance by $36.6 million to lower our indebtedness. As of September 30, 2026, we had used borrowing capacity of $140.0 million under our $240.0 million revolving credit facility and had $60.0 million outstanding on the term loan facility.

During the three months ended September 30, 2026, we recognized a loss on debt extinguishment of $0.4 million in ‘Other expense (income), net’ on the consolidated statements of operations, reflecting the write-off of unamortized debt issuance costs and certain lender fees. Capitalized debt issuance costs of $2.4 million were recorded on the consolidated balance sheets at closing of the new Credit Agreement, of which $0.5 million related to the term loan was recorded as a direct deduction from short-term and long-term debt and $1.9 million related to the revolving credit facility was included in other current and long-term assets. These costs are being amortized as a component of interest expense over the five-year term.

Under the new Credit Agreement, we may elect whether amounts drawn bear interest on the outstanding principal amount at a rate per annum equal to either (a) the higher of the Prime rate or the Federal Funds Effective rate plus 0.5% or (b) the forward-looking term rate based on the secured overnight financing rate (“Term SOFR”), plus an applicable margin. The additional interest rate margin ranges from 0.25% to 1.00% in the case of Base Rate advances and from 1.25% to 2.00% in the case of Term SOFR advances, depending on the Company’s Consolidated Total Net Leverage Ratio as defined in the Credit Agreement.

Our obligations are secured on a senior lien basis by a security interest in all of the Company’s right, title, and interest in, to, and under substantially all of its assets, including its intellectual property, subject to limited exceptions and permitted liens. The Credit Agreement contains customary representations, warranties, and covenants, including covenants by us limiting additional indebtedness, guaranties, liens, fundamental changes, mergers and consolidations, dispositions of assets, investments, paying dividends, repurchasing or retiring capital stock, or prepaying certain junior indebtedness and preferred stock, certain corporate changes, and transactions with affiliates. The Credit Agreement also provides for customary events of default, including but not limited to non-payment, breaches or defaults in the performance of covenants, insolvency, bankruptcy, and the occurrence of a material adverse effect on us.

The following table summarizes outstanding debt balances (in thousands):

	As of
	September 30, 2026	December 31, 2025
Borrowings under revolving credit facility	$140,000	$62,000
Secured term loan facility	60,000	179,563
Less: Debt issuance costs (1)	(515)	(737)
Total debt, net of debt issuance costs	$199,485	$240,826

Debt, current	$2,894	$9,598
Long-term debt	196,591	231,228
Total debt	$199,485	$240,826
(1) Deferred debt issuance costs associated with the term loan facility are recorded net of the debt obligation and amortized to interest expense over the term of the Credit Agreement.

As of September 30, 2026, we were in compliance with all covenants contained in the Credit Agreement. In addition, we had outstanding letters of credit totaling $7.3 million in connection with securing leased office spaces.

9. Income Taxes

The provision for income taxes is based upon the estimated annual effective tax rates for the year applied to the current period income before tax plus the tax effect of any significant or unusual items, discrete events, or changes in tax law. Our operating subsidiaries are exposed to statutory effective tax rates ranging from zero to approximately 35%. Fluctuations in the distribution of pre-tax income among our operating subsidiaries can lead to fluctuations of the effective tax rate in the consolidated financial statements. For the three and nine months ended September 30, 2026, the actual effective tax rates were 6.3% and 145.5%, respectively. For the three and nine months ended September 30, 2025, the actual effective tax rates were 15.0% and 36.8%, respectively. The change in the effective tax rates for each period as compared to the same period in the prior year was primarily due to near breakeven positions in both 2026 and 2025.

As of September 30, 2026, our net unrecognized tax benefits totaled $8.8 million, which if recognized would result in no net effect on the effective tax rate due to a valuation allowance. The amount of reasonably possible unrecognized tax benefits that could decrease over the next 12 months due to the expiration of certain statutes of limitations or settlements of tax audits is not material to our consolidated financial statements.

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

We account for forfeitures of our stock-based awards as they occur rather than estimating expected forfeitures. As of September 30, 2026, the total unrecognized compensation cost related to unvested RSUs was approximately $47.4 million, which will be recognized over a weighted average period of 1.7 years.

Our annual bonus program provides eligible employees with the option to receive all or a portion of their earned annual bonuses, otherwise payable in cash, in the form of RSUs. The RSUs are granted by our Board of Directors during the first quarter of the following year and are fully vested upon grant. The portion of the annual bonus to be paid in the form of RSUs is recorded as stock-based compensation expense while the related obligations are recorded as liabilities in the ‘Accrued compensation and related benefits’ line item on our consolidated balance sheets. During the three and nine months ended September 30, 2026, we recognized $3.0 million and $7.9 million of stock-based compensation related to this program, respectively. During the three and nine months ended September 30, 2025, we recognized $1.4 million and $4.3 million of stock-based compensation related to this program, respectively.

The following table summarizes the components of our stock-based compensation expense for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of revenue
Subscriptions	$514	$419	$1,570	$1,335
Professional services	1,658	1,448	4,816	4,304
Operating expenses
Sales and marketing	2,591	1,882	6,957	6,215
Research and development	3,852	2,991	10,969	9,362
General and administrative	3,967	3,520	10,719	9,776
Total stock-based compensation expense	$12,582	$10,260	$35,031	$30,992

11. Basic and Diluted Earnings (Loss) per Common Share

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

The following table is a reconciliation of weighted-average number of shares outstanding used to compute basic and diluted earnings (loss) per share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss)	$12,341	$7,825	$(1,001)	$6,336

Weighted average number of shares outstanding - basic	71,641	74,008	72,773	74,101
Effect of dilutive securities
Stock options	85	181	—	197
Restricted stock units	992	380	—	254
Performance share units	23	6	—	2
Weighted average number of shares outstanding - diluted	72,741	74,575	72,773	74,554

Earnings (loss) per Class A and Class B share - basic	$0.17	$0.11	$(0.01)	$0.09
Earnings (loss) per Class A and Class B share - diluted	$0.17	$0.10	$(0.01)	$0.08

For the three and nine months ended September 30, 2026, approximately 0.7 million and 1.0 million outstanding common stock equivalents, respectively, were excluded from the computation of diluted earnings per share because their effect would have been antidilutive. For the three and nine months ended September 30, 2025, approximately 0.9 million and 1.2 million outstanding common stock equivalents, respectively, were excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

12. Commitments, Contingencies, and Other Matters

Minimum Purchase Commitments

We have a non-cancellable cloud hosting arrangement with Amazon Web Services (“AWS”) that contains provisions for minimum purchase commitments. Specifically, purchase commitments under the agreement total $220.0 million over five years. The agreement, which originated in July 2021 and was amended in October 2024, currently contains minimum annual spending requirements of $44.0 million from November 2024 to October 2029. Spending under this agreement for the three and nine months ended September 30, 2026 totaled $18.8 million and $52.2 million, respectively. Spending under this agreement for the three and nine months ended September 30, 2025 totaled $14.3 million and $37.6 million, respectively. The timing of payments under the agreement may vary, but we expect to meet our minimum annual spending requirement during the term of the arrangement.

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

The total cost of the policy was capitalized and is being amortized on a straight-line basis over the estimated period to obtain a final and unappealable judgment. Amortization expense associated with the JPI premium is recorded to general and administrative expenses in our consolidated statements of operations. JPI amortization expense was $1.7 million and $5.7 million for the three and nine months ended September 30, 2026, respectively. JPI amortization expense was $3.2 million and $9.4 million for the three and nine months ended September 30, 2025, respectively. As of September 30, 2026, $6.9 million of the unamortized balance is classified as ‘Prepaid expenses and other current assets’ while the remaining $10.3 million is classified as 'Other assets’ on our consolidated balance sheets.

Defamation Case

On August 2, 2023, Pegasystems filed a complaint against the Company in the U.S. District Court for the District of Massachusetts. Pegasystems Inc. v. Appian Corporation, 1:23-cv-11776-LTS (D. Mass.). The complaint asserts claims for defamation, trade libel, and violations of the Lanham Act, 15 U.S.C. § 1125(a). On February 20, 2024, we answered the complaint, asserted counterclaims against Pegasystems for defamation, trade libel, violations of the Lanham Act, 15 U.S.C. § 1125(a), and violations of Mass. Gen. Laws ch. 93A §§ 2 and 11 and sought a declaratory judgment that Pegasystems was not entitled to the recovery sought in its claims.

The parties exchanged opening expert reports in March 2026. Pegasystems claims up to $7.3 million in damages resulting from its claims, while our claims are up to $109.5 million in damages from competitive situations related to the counterclaims. The Court issued a summary judgment ruling on August 21, 2026, dismissing a subset of Pegasystems’ claims and Appian’s counterclaims, and issued a ruling excluding certain of Pegasystems’ damages theories on November 4, 2026. Claims remain active on both sides. A jury trial is currently scheduled for November 2026. While we believe strongly in our claims and defenses, we are unable to reasonably estimate the likelihood of success for either party or the range of any possible gain or loss given the uncertainty as to the likelihood, amount, and timing of any potential gain or loss related to our counterclaims or Pegasystems’ claims.

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

Share Repurchase Program

On February 17, 2026, the Board of Directors authorized a program to repurchase up to $50.0 million of our common stock (the “Share Repurchase Program”), effective February 2026 through February 2028. On May 5, 2026, the Board of Directors approved an additional $50.0 million for the Share Repurchase Program, bringing the total aggregate authorization under the program to $100.0 million. All other terms and conditions of the Share Repurchase Program remain unchanged. In the third quarter of 2026, we repurchased 0.5 million shares under this program at an average share price of $31.41, totaling an aggregate cost of $17.3 million. As of September 30, 2026, shareholders’ equity included 71.5 million shares outstanding, net of 3.2 million shares of common stock held in treasury.

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

The CODM uses operating income and net income (loss) reported on the consolidated statements of operations to assess performance for the segment and decide how to allocate resources. In addition, the CODM reviews the expense categories presented on the consolidated statements of operations to manage the Company’s operations. Operating income and net income (loss) are used to evaluate profitability trends in the business, and the CODM considers budget-to-actual variances for both profit measures when making decisions about allocating capital and resources. Significant segment expenses, which are the expenses included in operating income and net income (loss), as well as other segment items such as other expense (income), net and income tax expense are included in the consolidated statements of operations. The CODM does not review any significant segment expense information that differs from the expense presented in the consolidated statements of operations. Further, the measure of segment assets is total assets as reported on the consolidated balance sheets.

The following table summarizes revenue by geography for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Domestic	$146,108	$112,743	$397,787	$324,129
International	88,524	74,261	242,281	199,941
Total	$234,632	$187,004	$640,068	$524,070

With respect to geographic information, revenue is attributed to respective geographies based on the contracting address of the customer. The value of our long-lived assets, which are comprised of property and equipment, intangible assets with finite lives, and right-of-use assets, held in the United States and internationally as of September 30, 2026 were $47.5 million and $17.8 million, respectively. As of December 31, 2025, our long-lived assets held in the United States and internationally were $49.0 million and $12.4 million, respectively.

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

The asset or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques maximize the use of relevant observable inputs and minimize the use of unobservable inputs. There were no instruments measured at fair value on a recurring basis using significant unobservable inputs as of September 30, 2026 and December 31, 2025.

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

The carrying amounts of our accounts receivable, accounts payable, and accrued expenses approximate fair value as of September 30, 2026 and December 31, 2025 because of the relatively short duration of these instruments. Additionally, the carrying value of our debt associated with the term loan facility approximates fair value because the interest rates are variable and reset on relatively short durations to the current market rates.

Investments

Our investment portfolio consists largely of debt investments classified as available-for-sale. Changes in the fair value of available-for-sale securities, excluding other-than-temporary impairments, have been recorded in ‘Accumulated other comprehensive loss’ in our consolidated balance sheets. The components of our cash, cash equivalents, and investments as of September 30, 2026 are as follows (in thousands):

	As of September 30, 2026
	Fair Value Measurement				Balance Sheet Classification
	Fair Value Level	Cost Basis	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Investments and Marketable Securities
Cash	Level 1	$45,541	$—	$45,541	$45,541	$—
Money market fund	Level 1	1,785	—	1,785	1,785	—
U.S. Treasury bonds	Level 2	24,315	(52)	24,263	—	24,263
Commercial paper	Level 2	3,180	(3)	3,177	—	3,177
Corporate bonds	Level 2	14,211	(31)	14,180	—	14,180
Total investments		$89,032	$(86)	$88,946	$47,326	$41,620

At December 31, 2025, our investments consisted of the following (in thousands):

	As of December 31, 2025
	Fair Value Measurement				Balance Sheet Classification
	Fair Value Level	Cost Basis	Unrealized Gains	Fair Value	Cash and Cash Equivalents	Short-Term Investments and Marketable Securities
Cash	Level 1	$118,297	$—	$118,297	$118,297	$—
Money market fund	Level 1	17,513	—	17,513	17,513	—
U.S. Treasury bonds	Level 2	26,627	22	26,649	—	26,649
Commercial paper	Level 2	6,147	4	6,151	—	6,151
Corporate bonds	Level 2	18,599	16	18,615	—	18,615
Total investments		$187,183	$42	$187,225	$135,810	$51,415

We did not hold any Level 3 assets at any point during the three and nine months ended September 30, 2026. Additionally, there were no transfers between Levels 1 and 2 during the nine months ended September 30, 2026. Interest income on our investments, which is recorded within ‘Other expense (income), net’ on our consolidated statements of operations, totaled $0.9 million and $3.9 million for the three and nine months ended September 30, 2026, respectively. Interest income on our investments totaled $1.7 million and $5.3 million for the three and nine months ended September 30, 2025, respectively.

The contractual maturities of our debt securities as of September 30, 2026 and December 31, 2025 were all one year or less. Actual maturities may differ from contractual maturities because borrowers have the right to call or prepay certain obligations.

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

Overview

Appian provides process automation. For over 25 years, our highly reliable and scalable platform has been leveraged by large enterprises and governments. Combining leading edge process orchestration and intelligence, we provide everything an organization needs to design, automate, and optimize critical processes, facilitating continuous adaptation in changing environments.

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

Our customers primarily include financial services, government, life sciences, insurance, manufacturing, energy, healthcare, telecommunications, and transportation organizations. Generally, our sales team targets its efforts at organizations with over 2,000 employees and $2.0 billion in annual revenue. For the three and nine months ended September 30, 2026, revenue generated from U.S. federal government agencies was 30.1% and 27.5% of total revenue, respectively. For the three and nine months ended September 30, 2025, revenue generated from U.S. federal government agencies was 25.0% and 24.9% of total revenue, respectively. No single end-customer accounted for more than 10% of our total revenue in the three and nine months ended September 30, 2026 or 2025.

We offer our platform globally. Our platform supports multiple languages to facilitate collaboration and address challenges in multinational organizations. In the three and nine months ended September 30, 2026, 37.7% and 37.9%, respectively, of our total revenue was generated from customers outside of the United States as compared to 39.7% and 38.2% in the three and nine months ended September 30, 2025, respectively. As of September 30, 2026, we operated in 17 countries. We believe we have a significant opportunity to continue to grow our international footprint, and we are investing in new geographies, including through investment in direct and indirect sales channels, professional services, and customer support and implementation partners.

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

Key Metrics

We monitor the following metrics to help us measure and evaluate the effectiveness of our operations. All dollar amounts are presented in thousands.

Cloud Subscriptions Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	% Change	2026	2025	% Change
Cloud subscriptions revenue	$136,361	$113,596	20.0%	$392,539	$320,337	22.5%

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

Cloud Net Annualized Recurring Revenue (“ARR”) Expansion

	As of September 30,
	2026	2025
Cloud net ARR expansion	120%	112%

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

Our revenue is comprised of the following:

Subscriptions

Subscriptions revenue is primarily derived from cloud subscriptions (bundled with maintenance, support and hosting services), license subscriptions, and maintenance and support for license subscriptions. Our maintenance and support agreements provide customers with the right to unspecified software upgrades, maintenance releases and patches released during the term of the maintenance and support agreement on a when-and-if-available basis, and rights to technical support. License subscriptions are offered when the customer prefers to self-manage the deployment of our platform within their own infrastructure. When our platform is delivered as a cloud subscription, we manage operational needs in third-party hosted data centers.

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

Interest Expense

Interest expense consists primarily of interest on our debt, amortization of deferred debt issuance costs, unused credit facility fees, and commitment fees on our letters of credit.

Results of Operations

The following table sets forth our consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue
Subscriptions	$187,754	$147,188	$505,747	$414,197
Professional services	46,878	39,816	134,321	109,873
Total revenue	234,632	187,004	640,068	524,070
Cost of revenue
Subscriptions	26,187	21,667	74,500	60,895
Professional services	37,291	29,037	101,902	82,803
Total cost of revenue(1)	63,478	50,704	176,402	143,698
Gross profit	171,154	136,300	463,666	380,372
Operating expenses
Sales and marketing	65,826	53,574	200,558	172,041
Research and development	50,554	42,561	144,183	127,046
General and administrative	33,471	27,051	99,906	79,989
Total operating expenses(1)	149,851	123,186	444,647	379,076
Operating income	21,303	13,114	19,019	1,296
Other non-operating expense (income)
Other expense (income), net	4,822	(1,398)	5,565	(24,678)
Interest expense	3,304	5,311	11,256	15,948
Total non-operating other expense (income)	8,126	3,913	16,821	(8,730)
Income before income taxes	13,177	9,201	2,198	10,026
Income tax expense	836	1,376	3,199	3,690
Net income (loss)	$12,341	$7,825	$(1,001)	$6,336
(1) Certain prior period operating expenses have been reclassified to conform to the current period presentation. These changes have been reflected in the table above as well as within our results from operation discussion below. For further information, refer to Note 2 of our consolidated financial statements.

The following table sets forth our consolidated statements of operations data expressed as a percentage of total revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue
Subscriptions	80.0%	78.7%	79.0%	79.0%
Professional services	20.0	21.3	21.0	21.0
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue
Subscriptions	11.2	11.6	11.6	11.6
Professional services	15.9	15.5	15.9	15.8
Total cost of revenue*	27.1	27.1	27.6	27.4
Gross profit	72.9	72.9	72.4	72.6
Operating expenses
Sales and marketing	28.1	28.6	31.3	32.8
Research and development	21.5	22.8	22.5	24.2
General and administrative	14.3	14.5	15.6	15.3
Total operating expenses*	63.9	65.9	69.5	72.3
Operating income*	9.1	7.0	3.0	0.2
Other non-operating expense (income)
Other expense (income), net	2.1	(0.7)	0.9	(4.7)
Interest expense	1.4	2.8	1.8	3.0
Total non-operating other expense (income)*	3.5	2.1	2.6	(1.7)
Income before income taxes*	5.6	4.9	0.3	1.9
Income tax expense	0.4	0.7	0.5	0.7
Net income (loss)*	5.3%	4.2%	(0.2)%	1.2%
* Totals may not foot due to rounding.

Comparison of the Three Months Ended September 30, 2026 and 2025

Revenue

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Revenue
Subscriptions	$187,754	$147,188	$40,566	27.6%
Professional services	46,878	39,816	7,062	17.7
Total revenue	$234,632	$187,004	$47,628	25.5%

Total revenue increased $47.6 million, or 25.5%, in the three months ended September 30, 2026 compared to the same period in 2025 due to an increase in our subscriptions revenue of $40.6 million coupled with an increase in our professional services revenue of $7.1 million. The increase in subscriptions revenue was driven by a $22.8 million increase in cloud subscriptions revenue and a $17.8 million increase in other subscriptions revenue. With respect to new versus existing customers, there was a $3.4 million increase in subscriptions revenue from sales to new customers, while the remaining $37.1 million of the increase was attributable to expanded deployments, price increases on renewals, and corresponding sales of additional subscriptions to existing customers. The increase in professional services revenue was due primarily to a $4.4 million increase in revenue from sales to new customers along with a $2.7 million increase in sales to existing customers.

Cost of Revenue

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Cost of revenue
Subscriptions	$26,187	$21,667	$4,520	20.9%
Professional services	37,291	29,037	8,254	28.4
Total cost of revenue	$63,478	$50,704	$12,774	25.2%
Gross Profit:
Subscriptions	$161,567	$125,521
Professional services	9,587	10,779
Total gross profit	$171,154	$136,300
Subscriptions gross margin	86.1%	85.3%
Professional services gross margin	20.5%	27.1%
Total gross margin	72.9%	72.9%

Cost of revenue increased $12.8 million, or 25.2%, in the three months ended September 30, 2026 compared to the same period in 2025, primarily due to a $7.3 million increase in professional services and product support personnel costs coupled with a $2.8 million increase in hosting costs and a $1.8 million increase in contractor costs. Professional services and product support personnel costs increased due to an increase in salaries, a $1.4 million increase in bonus expense, and a 24% increase in headcount from September 30, 2025 to September 30, 2026. Hosting costs increased due to an increase in sales of our cloud offering during the three months ended September 30, 2026, while contractor costs increased due to an increase in the usage of subcontractors for professional services engagements.

Sales and Marketing Expense

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$65,826	$53,574	12,252	22.9%
% of revenue	28.1%	28.6%

Sales and marketing expense increased $12.3 million, or 22.9%, in the three months ended September 30, 2026 compared to the same period in 2025, primarily due to an $8.5 million increase in personnel costs, a $1.9 million increase in contract labor and consulting fees, and a $1.0 million increase in travel and entertainment costs. Sales and marketing personnel costs increased due to a 14% increase in headcount, a $1.6 million increase in commissions expense, and a $0.7 million increase in stock compensation expense from September 30, 2025 to September 30, 2026. Contract labor and consulting fees increased due to an increase in the use of contract labor and consultants period over period.

Research and Development Expense

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Research and development	$50,554	$42,561	7,993	18.8%
% of revenue	21.5%	22.8%

Research and development expense increased $8.0 million, or 18.8%, in the three months ended September 30, 2026 compared to the same period in 2025. This change is primarily attributable to a $6.0 million increase in personnel costs and a $1.7 million increase in cloud computing and software costs. Research and development personnel costs increased due to a 12% increase in headcount, a $1.3 million increase in bonus expense, and a $0.9 million increase in stock compensation expense.

General and Administrative Expense

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
	(dollars in thousands)
General and administrative	$33,471	$27,051	$6,420	23.7%
% of revenue	14.3%	14.5%

General and administrative expense increased $6.4 million, or 23.7%, in the three months ended September 30, 2026 compared to the same period in 2025 primarily due to a $3.1 million increase in professional fees, a $2.6 million increase in personnel costs, and a $0.9 million increase in talent acquisition and employee-related spending. These increases were partially offset by a $1.1 million decrease in insurance expense. Personnel costs increased due to an increase in salaries, a 17% increase in headcount, and a $0.4 million increase in stock compensation expense from September 30, 2025 to September 30, 2026. The increase in professional fees was the result of a $2.5 million increase in legal fees associated with our litigation against Pegasystems. Insurance expense decreased due to a $1.4 million decrease in amortization expense related to our judgment preservation insurance policy due to a change in the estimated amortization period.

Other Expense (Income), Net

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Other expense (income), net	$4,822	$(1,398)	$6,220	***
% of revenue	2.1%	(0.7)%
*** - Indicates a percentage that is not meaningful.

Other expense, net was $4.8 million in the three months ended September 30, 2026 compared to other income, net of $1.4 million in the three months ended September 30, 2025. This change was primarily due to $5.3 million in foreign exchange losses in the three months ended September 30, 2026 as compared to $0.3 million in foreign exchange losses in the three months ended September 30, 2025. This change was further driven by a $0.8 million decrease in interest income and a $0.4 million write off of deferred debt issuance costs associated with the refinance of the Credit Agreement in the three months ended September 30, 2026.

Interest Expense

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Interest expense	$3,304	$5,311	$(2,007)	(37.8)%
% of revenue	1.4%	2.8%

Interest expense decreased by $2.0 million in the three months ended September 30, 2026 as compared to the corresponding period in 2025 primarily due to a lower effective interest rate and lower outstanding principal as compared to the prior year period.

Income Tax Expense

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Income tax expense	$836	$1,376	$(540)	(39.2)%
% of revenue	0.4%	0.7%

Income tax expense decreased by $0.5 million in the three months ended September 30, 2026 as compared to the corresponding period in 2025. This change was primarily driven by decreased pre-tax book income in certain international subsidiaries during the three months ended September 30, 2026.

Comparison of the Nine Months Ended September 30, 2026 and 2025

Revenue

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Revenue
Subscriptions	$505,747	$414,197	91,550	22.1%
Professional services	134,321	109,873	24,448	22.3%
Total revenue	$640,068	$524,070	$115,998	22.1%

Total revenue increased $116.0 million, or 22.1%, in the nine months ended September 30, 2026 compared to the same period in 2025 due to an increase in our subscriptions revenue of $91.6 million as well as an increase in our professional services revenue of $24.4 million. The increase in subscriptions revenue was driven by a $72.2 million increase in cloud subscriptions revenue and a $19.3 million increase in other subscriptions revenue. With respect to new versus existing customers, there was a $7.9 million increase in subscriptions revenue from sales to new customers, while the remaining $83.7 million of the increase was attributable to expanded deployments, price increases on renewals, and corresponding sales of additional subscriptions to existing customers. The increase in professional services revenue was due primarily to a $9.7 million increase in revenue from sales to new customers, along with a $14.8 million increase in sales to existing customers.

Cost of Revenue

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Cost of revenue
Subscriptions	$74,500	$60,895	$13,605	22.3%
Professional services	101,902	82,803	19,099	23.1
Total cost of revenue	$176,402	$143,698	$32,704	22.8%
Gross Profit:
Subscriptions	$431,247	$353,302
Professional services	32,419	27,070
Total gross profit	$463,666	$380,372
Subscriptions gross margin	85.3%	85.3%
Professional services gross margin	24.1%	24.6%
Total gross margin	72.4%	72.6%

Cost of revenue increased $32.7 million, or 22.8%, in the nine months ended September 30, 2026 compared to the same period in 2025, primarily due to a $15.8 million increase in professional services and product support personnel costs coupled with a $9.0 million increase in hosting costs and a $5.3 million increase in contractor costs. Professional services and product support personnel costs increased due to an increase in salaries, a $1.4 million increase in bonus expense, and a 24% increase in headcount from September 30, 2025 to September 30, 2026. Hosting costs increased due to an increase in sales of our cloud offering during the nine months ended September 30, 2026, while contractor costs increased due to an increase in the usage of subcontractors for professional services engagements.

Sales and Marketing Expense

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$200,558	$172,041	$28,517	16.6%
% of revenue	31.3%	32.8%

Sales and marketing expense increased $28.5 million, or 16.6%, in the nine months ended September 30, 2026 compared to the same period in 2025, primarily due to a $19.1 million increase in personnel costs, a $3.5 million increase in travel and entertainment costs, a $2.6 million increase in contract labor and consulting costs, and a $2.6 million increase in marketing expenses. Personnel costs increased due to a 14% increase in headcount, a $1.7 million increase in commissions expense, and a $0.7 million increase in stock compensation expense. Contract labor and consulting costs increased due to greater use of contractors and consultants period over period. In addition, marketing expenses increased due to higher spend on materials and events.

Research and Development Expense

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Research and development	$144,183	$127,046	$17,137	13.5%
% of revenue	22.5%	24.2%

Research and development expense increased $17.1 million, or 13.5%, in the nine months ended September 30, 2026 compared to the same period in 2025. This change is primarily attributable to a $12.8 million increase in personnel costs, a $3.9 million increase in information technology costs, and a $1.3 million increase in contractor costs. Personnel costs increased due to a 12% increase in headcount, a $1.9 million increase in bonus expense, and a $1.6 million increase in stock compensation expense. Information technology costs increased primarily due to higher spend on cloud computing services and computer software.

General and Administrative Expense

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
	(dollars in thousands)
General and administrative	$99,906	$79,989	$19,917	24.9%
% of revenue	15.6%	15.3%

General and administrative expense increased $19.9 million, or 24.9%, in the nine months ended September 30, 2026 compared to the same period in 2025 primarily due to a $13.6 million increase in professional fees, a $5.8 million increase in personnel costs, a $1.1 million increase in talent acquisition and employee-related spending, and a $1.1 million increase in information technology costs. These increases were partially offset by a $3.4 million decrease in insurance expense. The increase in professional fees was driven by an $11.6 million increase in legal fees associated with our litigation against Pegasystems. Personnel costs increased due to a 17% increase in headcount and a $0.9 million increase in stock compensation expense, while information technology spending increased due to higher spend on computer software and cloud computing. Insurance expense decreased due to a $3.6 million decrease in amortization expense related to our judgment preservation insurance policy due to a change in the estimated amortization period.

Other Expense (Income), Net

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Other expense (income), net	$5,565	$(24,678)	$30,243	***
% of revenue	0.9%	(4.7)%
*** - Indicates a percentage that is not meaningful.

Other expense, net was $5.6 million in the nine months ended September 30, 2026 compared to other income, net of $24.7 million in the nine months ended September 30, 2025. This change was primarily due to $9.1 million in foreign exchange losses in the nine months ended September 30, 2026 as compared to $19.4 million in foreign exchange gains in the nine months ended September 30, 2025. This change was further driven by a $1.4 million decrease in interest income and a $0.4 million write off of deferred debt issuance costs associated with the refinance of the Credit Agreement during the nine months ended September 30, 2026.

Interest Expense

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Interest expense	$11,256	$15,948	(4,692)	(29.4)%
% of revenue	1.8%	3.0%

Interest expense decreased by $4.7 million in the nine months ended September 30, 2026 as compared to the corresponding period in 2025 primarily due to a lower effective interest rate and lower outstanding principal across the comparable periods.

Income Tax Expense

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Income tax expense	$3,199	$3,690	$(491)	(13.3)%
% of revenue	0.5%	0.7%

Income tax expense decreased by $0.5 million in the nine months ended September 30, 2026 as compared to the corresponding period in 2025 due to pre-tax book income in certain international subsidiaries decreasing for the nine months ended September 30, 2026, partially offset by increased U.S. state taxes and withholding taxes.

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

Our non-GAAP financial performance measures include the following: non-GAAP subscriptions cost of revenue, non-GAAP professional services cost of revenue, non-GAAP total cost of revenue, non-GAAP sales and marketing expense, non-GAAP research and development expense, non-GAAP general and administrative expense, non-GAAP total operating expense, non-GAAP operating income, non-GAAP non-operating expense (income), non-GAAP income tax expense, non-GAAP net (loss) income, and non-GAAP net (loss) income per share, basic and diluted. These non-GAAP financial performance measures exclude the effect of stock-based compensation expense, unrealized foreign exchange rate gains and losses and write off of deferred debt issuance costs, or Other Adjustments, certain non-ordinary litigation-related expenses consisting of legal and other professional fees associated with the Pegasystems cases (net of insurance reimbursements), or Litigation Expense, amortization of the judgment preservation insurance policy, or JPI Amortization, and lease impairments and lease-related charges associated with actions taken to reduce the footprint of our leased office spaces, or Lease Impairment and Lease-Related Charges. While some of these items may be recurring in nature and should not be disregarded in the evaluation of our earnings performance, it is useful to exclude such items when analyzing current results and trends compared to other periods as these items can vary significantly from period to period depending on specific underlying transactions or events that may occur. Therefore, while we may incur or recognize these types of expenses in the future, we believe removing these items for purposes of calculating our non-GAAP financial measures provides investors with a more focused presentation of our ongoing operating performance.

We also discuss adjusted EBITDA, a non-GAAP financial performance measure we believe offers a useful view of the overall operation of our business. We define adjusted EBITDA as net income (loss) before (1) other expense (income), net, (2) interest expense, (3) income tax expense, (4) depreciation expense and amortization of intangible assets, (5) stock-based compensation expense, (6) Litigation Expense, (7) JPI Amortization, and (8) Lease Impairment and Lease-Related Charges. The most directly comparable GAAP financial measure to adjusted EBITDA is net income (loss). Users should consider the limitations of using adjusted EBITDA, including the fact this measure does not provide a complete depiction of our operating performance. Adjusted EBITDA is not intended to purport to be an alternative to net income (loss) as a measure of operating performance or to cash flows from operating activities as a measure of liquidity.

The presentation of these non-GAAP financial measures is not intended to be considered in isolation from, as a substitute for, or superior to the financial information prepared and presented in accordance with GAAP, and our non-GAAP measures may be different from non-GAAP measures used by other companies.

The following tables reconcile our non-GAAP measures to their nearest comparable GAAP measures (in thousands, except per share data):

	GAAP Measure	Stock-Based Compensation	Litigation Expense	JPI Amortization	Lease Impairment and Lease-Related Charges	Other Adjustments(a)	Non-GAAP Measure
Three Months Ended September 30, 2026
Subscriptions cost of revenue	$26,187	$(514)	$—	$—	$—	$—	$25,673
Professional services cost of revenue	37,291	(1,658)	—	—	—	—	35,633
Total cost of revenue	63,478	(2,172)	—	—	—	—	61,306
Sales and marketing expense	65,826	(2,591)	—	—	—	—	63,235
Research and development expense	50,554	(3,852)	—	—	—	—	46,702
General and administrative expense	33,471	(3,967)	(4,664)	(1,732)	(292)	—	22,816
Total operating expense	149,851	(10,410)	(4,664)	(1,732)	(292)	—	132,753
Operating income	21,303	12,582	4,664	1,732	292	—	40,573
Non-operating expense (income)	4,822	—	—	—	—	(6,291)	(1,469)
Income tax impact of above items	836	443	—	—	—	342	1,621
Net income	12,341	12,139	4,664	1,732	292	5,949	37,117
Net income per share, basic	$0.17	$0.17	$0.07	$0.02	$—	$0.08	$0.51
Net income per share, diluted(b,d)	$0.17	$0.17	$0.06	$0.02	$—	$0.08	$0.51

Three Months Ended September 30, 2025
Subscriptions cost of revenue	$21,667	$(419)	$—	$—	$—	$—	$21,248
Professional services cost of revenue	29,037	(1,448)	—	—	—	—	27,589
Total cost of revenue	50,704	(1,867)	—	—	—	—	48,837
Sales and marketing expense	53,574	(1,882)	—	—	—	—	51,692
Research and development expense	42,561	(2,991)	—	—	—	—	39,570
General and administrative expense	27,051	(3,520)	(2,130)	(3,153)	(1,105)	—	17,143
Total operating expense	123,186	(8,393)	(2,130)	(3,153)	(1,105)	—	108,405
Operating income	13,114	10,260	2,130	3,153	1,105	—	29,762
Non-operating (income) expense	(1,398)	—	—	—	—	110	(1,288)
Income tax impact of above items	1,376	375	—	—	—	(406)	1,345
Net income	7,825	9,885	2,130	3,153	1,105	296	24,394
Net income per share, basic	$0.11	$0.13	$0.03	$0.04	$0.01	$—	$0.32
Net income per share, diluted(c,d)	$0.10	$0.13	$0.03	$0.04	$0.01	$—	$0.32
(a) Other adjustments includes unrealized foreign exchange gains and losses and write off of deferred debt issuance costs.
(b) Accounts for the impact of 1.1 million shares of dilutive securities.
(c) Accounts for the impact of 0.6 million shares of dilutive securities.
(d) Per share amounts do not foot due to rounding.

	GAAP Measure	Stock-Based Compensation	Litigation Expense	JPI Amortization	Lease Impairment and Lease-Related Charges	Other Adjustments(a)	Non-GAAP Measure
Nine Months Ended September 30, 2026
Subscriptions cost of revenue	$74,500	$(1,570)	$—	$—	$—	$—	$72,930
Professional services cost of revenue	101,902	(4,816)	—	—	—	—	97,086
Total cost of revenue	176,402	(6,386)	—	—	—	—	170,016
Sales and marketing expense	200,558	(6,957)	—	—	—	—	193,601
Research and development expense	144,183	(10,969)	—	—	—	—	133,214
General and administrative expense	99,906	(10,719)	(17,905)	(5,744)	(873)	—	64,665
Total operating expense	444,647	(28,645)	(17,905)	(5,744)	(873)	—	391,480
Operating income	19,019	35,031	17,905	5,744	873	—	78,572
Non-operating expense (income)	5,565	—	—	—	—	(9,663)	(4,098)
Income tax impact of above items	3,199	1,454	—	—	—	636	5,289
Net (loss) income	(1,001)	33,577	17,905	5,744	873	9,027	66,125
Net (loss) income per share, basic	$(0.01)	$0.46	$0.25	$0.08	$0.01	$0.12	$0.91
Net (loss) income per share, diluted(b,d)	$(0.01)	$0.46	$0.24	$0.08	$0.01	$0.12	$0.90

Nine Months Ended September 30, 2025
Subscriptions cost of revenue	$60,895	$(1,335)	$—	$—	$—	$—	$59,560
Professional services cost of revenue	82,803	(4,304)	—	—	—	—	78,499
Total cost of revenue	143,698	(5,639)	—	—	—	—	138,059
Sales and marketing expense	172,041	(6,215)	—	—	—	—	165,826
Research and development expense	127,046	(9,362)	—	—	—	—	117,684
General and administrative expense	79,989	(9,776)	(6,324)	(9,355)	(1,714)	—	52,820
Total operating expense	379,076	(25,353)	(6,324)	(9,355)	(1,714)	—	336,330
Operating income	1,296	30,992	6,324	9,355	1,714	—	49,681
Non-operating (income) expense	(24,678)	—	—	—	—	20,879	(3,799)
Income tax impact of above items	3,690	1,125	—	—	—	(1,732)	3,083
Net income (loss)	6,336	29,867	6,324	9,355	1,714	(19,147)	34,449
Net income (loss) per share, basic	$0.09	$0.40	$0.09	$0.13	$0.02	$(0.26)	$0.47
Net income (loss) per share, diluted(c,d)	$0.08	$0.40	$0.08	$0.13	$0.02	$(0.26)	$0.46
(a) Other adjustments primarily includes unrealized foreign exchange gains and losses and write off of deferred debt issuance costs.
(b) Accounts for the impact of 0.7 million shares of dilutive securities.
(c) Accounts for the impact of 0.5 million shares of dilutive securities.
(d) Per share amounts do not foot due to rounding.

The following table reconciles GAAP net income (loss) to adjusted EBITDA for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
GAAP net income (loss)	$12,341	$7,825	$(1,001)	$6,336
Other expense (income), net	4,822	(1,398)	5,565	(24,678)
Interest expense	3,304	5,311	11,256	15,948
Income tax expense	836	1,376	3,199	3,690
Depreciation expense and amortization of intangible assets	2,875	2,459	7,655	7,429
Stock-based compensation expense	12,582	10,260	35,031	30,992
Litigation Expense	4,664	2,130	17,905	6,324
JPI Amortization	1,732	3,153	5,744	9,355
Lease Impairment and Lease-Related Charges	292	1,105	873	1,714
Adjusted EBITDA	$43,448	$32,221	$86,227	$57,110

Liquidity and Capital Resources

The following table presents selected financial information and statistics pertaining to liquidity and capital resources as of September 30, 2026 and December 31, 2025:

	As of
	September 30, 2026	December 31, 2025
Cash and cash equivalents	$47,326	$135,810
Short-term investments and marketable securities	41,620	51,415
Property and equipment, net	35,271	32,087
Working capital*	(36,941)	67,317
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

On August 5, 2026, we entered into a new five-year Senior Secured Credit Facilities Credit Agreement with Silicon Valley Bank, a division of First-Citizens Bank & Trust Company, as administrative agent and collateral agent for the lenders party thereto (the “Credit Agreement”) in an aggregate principal commitment of $300.0 million, comprising a $60.0 million term loan facility and a $240.0 million revolving credit facility, which includes a $50.0 million letter of credit sub-facility and a $25.0 million swingline sub-facility. The Credit Agreement matures on August 5, 2031 and replaces our prior debt facility that was in place as of June 30, 2026. The proceeds from the new facility were used to refinance the Company’s existing indebtedness and will provide ongoing liquidity for working capital requirements, general corporate purposes, and other strategic initiatives. In connection with the refinancing, we reduced our cash balance by $36.6 million to lower our indebtedness. As of September 30, 2026, we had used borrowing capacity of $140.0 million under our $240.0 million revolving credit facility and had $60.0 million outstanding on the term loan facility.

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

Uses of Funds

Our current principal uses of cash are funding operations, stock repurchases, and other working capital requirements. Historically, we have also utilized cash to pay for the acquisition of businesses that were complementary to ours, and we may pursue similar opportunities in the future. Over the past several years, revenue has increased significantly from year to year and, as a result, cash flows from customer collections have also grown. However, as we continue to invest in growing our business, operating expenses have also increased.

We have also initiated several share repurchase programs as follows (in thousands except average price paid per share):

Share Repurchase Program Start Date	Value of shares authorized	Number of shares repurchased	Average price paid per share	Value of shares repurchased
February 2024	$50,000	1,321	$37.86	$49,999
May 2025	$10,000	313	$31.91	$10,000
August 2025	$10,000	327	$30.60	$10,000
February 2026[1]	$100,000	3,240	$25.60	$83,015
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

Furthermore, we have a non-cancellable cloud hosting arrangement with AWS that contains provisions for minimum purchase commitments. Specifically, purchase commitments under the agreement total $220.0 million over five years. The agreement, which originated in July 2021 and was amended in October 2024, currently contains minimum annual spending requirements of $44.0 million from November 2024 to October 2029. Spending under this agreement for the three and nine months ended September 30, 2026 totaled $18.8 million and $52.2 million, respectively. Spending under this agreement for the three and nine months ended September 30, 2025 totaled $14.3 million and $37.6 million, respectively. We expect to meet our minimum annual spending requirement during the term of the arrangement.

Historical Cash Flows

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Beginning cash and cash equivalents	$135,810	$118,552	$17,258	14.6%
Operating activities:
Net (loss) income	(1,001)	6,336	(7,337)	***
Stock-based compensation and other non-cash adjustments	53,477	18,830	34,647	***
Changes in working capital	(6,967)	36,571	(43,538)	***
Net cash provided by operating activities	45,509	61,737	(16,228)	(26.3)

Investing activities:
Net cash provided by (used by) investing activities	2,336	(27,454)	29,790	***

Financing activities:
Net cash used by financing activities	(134,659)	(30,138)	(104,521)	***

Effect of exchange rates	(1,670)	2,552	(4,222)	***
Net (decrease) increase in cash and cash equivalents	(88,484)	6,697	(95,181)	***
Ending cash and cash equivalents	$47,326	$125,249	$(77,923)	(62.2)%
*** Indicates a percentage that is not meaningful.

Operating Activities

Net cash provided by operating activities was $45.5 million for the nine months ended September 30, 2026 as compared to $61.7 million of net cash provided by operating activities for the nine months ended September 30, 2025. The $16.2 million decrease in net cash provided by operating activities was primarily driven by an increase in operating expenses due to higher legal fees associated with the Pegasystems litigation and increased personnel-related costs to support headcount growth.

Investing Activities

Net cash provided by investing activities was $2.3 million for the nine months ended September 30, 2026 as compared to $27.5 million in net cash used by investing activities for the nine months ended September 30, 2025. This change was primarily driven by a $20.0 million increase in proceeds from the maturity of investments coupled with a $14.4 million decrease in purchases of short-term investments, partially offset by a $4.6 million increase in capital expenditures.

Financing Activities

Net cash used by financing activities was $134.7 million for the nine months ended September 30, 2026 as compared to $30.1 million of net cash used by financing activities for the nine months ended September 30, 2025. The increase in net cash used by financing activities was primarily due to a $63.0 million increase in common stock repurchases, $38.2 million of payments to refinance and reduce outstanding debt, and a $4.0 million increase in payments for employee withholding taxes related to the net share settlement of equity awards during the nine months ended September 30, 2026.

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

Interest Rate Risk

We had cash and cash equivalents of $47.3 million as of September 30, 2026, which consisted of investments in money market funds, cash in readily available checking accounts, overnight repurchase investments, and other marketable securities.

As of September 30, 2026, we had outstanding principal debt of $199.5 million, which carries interest as defined in our Credit Agreement. Refer to Note 8 of the consolidated financial statements for additional details. We assessed our exposure to changes in interest rates by analyzing sensitivity to our operating results, assuming various changes in market interest rates. A hypothetical increase of one percentage point in the interest rate as of September 30, 2026 would increase our interest expense by approximately $2.0 million annually.

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

Foreign Currency Exchange Risk

Our reporting currency is the U.S. dollar. Due to our international operations, we have foreign currency risks related to revenue and operating expenses denominated in currencies other than the U.S. dollar, primarily the British pound sterling, Euro, Australian dollar, and Swiss franc. Our sales contracts are primarily denominated in the local currency of the customer making the purchase. In addition, portions of operating expenses are incurred outside the United States and are denominated in foreign currencies. An increase in the relative value of the U.S. dollar to other currencies will negatively affect revenue and other operating results as expressed in U.S. dollars. Based on a sensitivity analysis, a 10% change in the foreign currency exchange rates for the nine months ended September 30, 2026 would have impacted our total revenue by approximately $22.9 million and net income (loss) by approximately $1.1 million. This calculation assumes all currencies change in the same direction and proportion relative to the U.S. dollar.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2026. Based on the evaluation of our disclosure controls and procedures as of September 30, 2026, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a.Recent Sales of Unregistered Equity Securities

Not applicable.

b.Use of Proceeds

Not applicable.

c.Issuer Purchases of Equity Securities

Employee Stock Purchase Plan

	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased under the plan(2)
July 1 to July 31, 2026	9,983	$24.56	9,983	643,975
August 1 to August 31, 2026	8,075	$30.21	8,075	635,900
September 1 to September 30, 2026	5,788	$41.38	5,788	630,112
Total	23,846	$30.56	23,846	630,112
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
(2) Because the number of shares that may be purchased under the ESPP depends on each employee’s voluntary election to participate, their contribution elections, and the fair market value of our Class A Common Stock at various future dates, the actual number of shares that may be purchased under the plan cannot be determined in advance. We have filed a registration statement on Form S-8 that covers 1,000,000 shares.

Share Repurchase Program

	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under the program
July 1 to July 31, 2026	236,163	$25.13	236,163	$28,391,009
August 1 to August 31, 2026	160,579	$35.29	160,579	$22,724,176
September 1 to September 30, 2026	152,946	$37.05	152,946	$17,057,526
	549,688	$31.41	549,688	$17,057,526
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

10.1	Senior Secured Credit Facilities Credit Agreement, dated as of August 5, 2026, by and among Appian Corporation, Silicon Valley Bank, a division of First-Citizens Bank & Trust Company, JPMorgan Chase Bank, N.A., Wells Fargo Bank, N.A., and Citibank, N.A.	Filed herewith.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Attached.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Attached.

32.1*	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Attached.

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.	Attached.

101.SCH	XBRL Taxonomy Extension Schema Document	Attached.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Attached.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Attached.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Attached.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Attached.

104	Cover page formatted as Inline XBRL and contained in Exhibit 101	Attached.
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

APPIAN CORPORATION

November 5, 2026	By:	/s/ Matthew Calkins	/s/ Srdjan Tanjga
		Name: Matthew Calkins	Name: Srdjan Tanjga
		Title: Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	Title: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)